Form 10-Q
period 2002-09-30
USI HOLDINGS CORP
filed 2002-12-02
CIK 1102643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to__________ .

Commission file number 000-50041

U.S.I. HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3771733
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

50 California Street, 24th Floor
San Francisco, California 94111
(Address of principal executive offices, including zip code)

(415) 983-0100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

As of December 2, 2002, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 44,630,471 shares.

U.S.I. HOLDINGS CORPORATION

FORWARD LOOKING STATEMENTS

Forward Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, foreign exchange rates, contingencies and matters relating to operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting us.

Forward-looking statements made by us or on our behalf are subject to risks and uncertainties, including but not limited to the following: general economic conditions around the country; downward commercial property and casualty premium pressures; the competitive environment; the integration of our operations with those businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; future regulatory actions and conditions in the states in which it conducts its business; and our level of indebtedness and debt service requirements. Our ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date set forth on the signature page hereto. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Item 1.   Financial Statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
	(Amounts in Thousands, Except Per Share Data)
Assets
Current assets:
Cash and cash equivalents	$16,970	$30,832
Fiduciary funds—restricted	74,512	76,996
Premiums and commissions receivable, net of allowance for bad debts of $2,554 and $2,074, respectively	133,761	156,734
Receivable from sale of discontinued operations	1,713	—
Other	10,335	7,966
Current assets held for discontinued operations	709	24,359

Total current assets	238,000	296,887
Goodwill (net of accumulated amortization of $40,195 for 2002 and 2001, respectively) (Note 2)	184,574	176,793
Other intangible assets (Note 2):
Expiration rights	177,506	167,234
Covenants not-to-compete	38,749	38,431
Other	6,081	8,117

	222,336	213,782
Accumulated amortization	(124,149)	(108,386)

	98,187	105,396
Property and equipment, net	21,286	25,470
Other assets	5,042	4,515
Assets held for discontinued operations	111	21,799

Total Assets	$547,200	$630,860

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$152,974	$174,482
Accrued expenses	45,170	42,358
Current portion of long-term debt	40,970	37,086
Other	10,106	6,741
Current liabilities held for discontinued operations	1,075	24,386

Total current liabilities	250,295	285,053
Long-term debt	181,001	212,950
Other liabilities	3,129	5,653
Liabilities held for discontinued operations	56	2,733

Total Liabilities	434,481	506,389

Commitments and contingencies (Note 6)
Redeemable securities:
Redeemable preferred stock—par value $.01—aggregate liquidation preference $37,327 and $36,955, respectively	27,294	27,801
Redeemable common stock warrants (Note 4)	230	4,300

Total Redeemable Securities	27,524	32,101

Stockholders’ equity (Note 3 and Note 9):
Preferred stock—Series A through Y—par $.01—aggregate liquidation preference $457,703 and $435,299, respectively	579	569
Common stock—voting—par $.01, 300,000 and 135,000 shares authorized; 754 shares issued and outstanding	8	8
Common stock—nonvoting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	294,610	288,565
Retained deficit	(210,002)	(196,772)

Total Stockholders’ Equity	85,195	92,370

Total Liabilities, Redeemable Securities and Stockholders’ Equity	$547,200	$630,860

See notes to consolidated financial statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Amounts in Thousands, Except Per Share Data)
Revenues:
Commissions and fees	$78,888	$74,585	$234,978	$224,618
Investment income	606	796	2,010	2,536

Total Revenues	79,494	75,381	236,988	227,154
Expenses:
Compensation and employee benefits	45,644	44,449	150,120	139,676
Change in value of stock appreciation rights	(3,626)	—	(2,995)	—
Other operating expenses	16,939	15,243	52,126	49,866
Amortization of intangible assets (Note 2)	5,347	7,844	15,851	24,182
Depreciation	2,368	2,738	8,884	8,769
Interest	4,565	5,845	14,376	18,844
Change in value of redeemable common stock warrants	(4,070)	—	(4,070)	—
Expense on early retirement of debt	—	—	660	—

Total Expenses	67,167	76,119	234,952	241,337

Income (loss) from continuing operations before income tax expense (benefit)	12,327	(738)	2,036	(14,183)
Income tax expense (benefit)	640	834	1,920	(1,851)

Net Income (Loss) from Continuing Operations	11,687	(1,572)	116	(12,332)
Loss from discontinued operations, net	(329)	(1,357)	(13,483)	(3,872)

Net Income (Loss)	$11,358	$(2,929)	$(13,367)	$(16,204)

Reconciliation of Net Income (Loss) to Net Income (Loss)
Available to Common Stockholders:
Net income (loss)	$11,358	$(2,929)	$(13,367)	$(16,204)
Change in aggregate liquidation preference of preferred stock	(5,655)	(5,260)	(17,090)	(15,882)
Change in redemption value of Series N put rights	138	—	138	—

Net Income (Loss) Available to Common Stockholders	$5,841	$(8,189)	$(30,319)	$(32,086)

Per Share Data—Basic and Diluted (Note 8):
Basic:
Net income (loss) from continuing operations	$8.18	$(9.06)	$(22.33)	$(37.42)
Loss from discontinued operations, net of income tax benefit	(0.44)	(1.80)	(17.88)	(5.14)

Net Income (Loss) Per Common Share	$7.74	$(10.86)	$(40.21)	$(42.56)

Diluted:
Net income (loss) from continuing operations	$0.33	$(9.06)	$(22.33)	$(37.42)
Loss from discontinued operations, net of income tax benefit	(0.01)	(1.80)	(17.88)	(5.14)

Net Income (Loss) Per Common Share	$0.32	$(10.86)	$(40.21)	$(42.56)

Pro Forma Per Share Data Assuming Conversion of Preferred and Redeemable Preferred Stock – Basic and Diluted (Note 8):
Net Income (Loss) Per Common Share	$0.32		$(0.38)

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
	(Amounts in Thousands)
Operating Activities
Net income (loss) from continuing operations	$116	$(12,332)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	15,851	24,182
Depreciation	8,884	8,769
Change in value of redeemable common stock warrants	(4,070)	—
Deferred income taxes	—	(1,851)
Other non-cash charges	2,382	3,700
Changes in operating assets and liabilities:
Fiduciary funds—restricted	2,484	8,606
Premiums and commissions receivable	21,507	(9,707)
Receivable from sale of discontinued operations	(1,713)	—
Other assets	(10,212)	3,691
Premiums payable to insurance companies	(21,508)	1,519
Accrued expenses and other liabilities	9,384	(6,104)

Net Cash Provided by Operating Activities	23,105	20,473
Investing Activities
Purchases of property and equipment	(5,059)	(5,823)
Proceeds from sale of assets	18,254	—
Cash paid for businesses acquired and related costs	(4,286)	(5,587)
Cash obtained from businesses acquired, primarily fiduciary funds	—	444
Other	—	17

Net cash provided by (used in) continuing activities	8,909	(10,949)
Net effect of discontinued operations	(8,916)	(11,802)

Net Cash Used in Investing Activities	(7)	(22,751)
Financing Activities
Proceeds from issuance of long-term debt, net of issuance costs	3,074	32,013
Payments on long-term debt	(42,534)	(29,193)
Gross proceeds from issuance of preferred stock	2,500	—
Payments for repurchases of preferred and common stock	—	(375)

Net Cash (Used in) Provided by Financing Activities	(36,960)	2,445

(Decrease) increase in cash and cash equivalents	(13,862)	167
Cash and cash equivalents at beginning of period	30,832	1,676

Cash and Cash Equivalents at End of Period	$16,970	$1,843

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,933	$18,006
Cash paid for taxes	$1,465	$2,044
Supplemental schedule of noncash investing and financing activities:
Redeemable preferred stock issued for acquisitions, primarily intangibles	$711	$—
Long-term debt issued for acquisitions, primarily intangibles	$7,907	$—
Preferred stock issued for reduction in accrued liabilities	$2,475	$—

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
U.S.I. Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company), is a distributor of insurance and financial products and services to small and mid-sized businesses.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of such periods. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. With the exception of its third party administration business (USIA), which is reported as discontinued operations, the unaudited consolidated financial statements include the accounts of U.S.I. Holdings Corporation and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and related notes for the year ended December 31, 2001, included in the Company’s Registration Statement on Form S-1 (File No. 333-87258), for additional details of the Company’s financial position, as well as a description of the accounting policies which have been continued without material change, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the footnotes below.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations
The Company determined that USIA was no longer core to the Company’s mission, vision, or strategy and in January 2002, the Company announced its intention to sell USIA. USIA was part of the Company’s administration and other services reportable segment and offers third-party administration of employee benefit plans to its clients. In April 2002, the Company completed the sale of USIA for $19,900,000. The Company received and recorded cash proceeds of $18,200,000 with the remaining consideration of $1,700,000 in the form of an account receivable. The receivable is due to the Company no later than May 16, 2003. In connection with the sale, the Company recorded a pre-tax loss of $7,219,000. The Company also received a $13,000,000 note receivable that bears interest at 8% due in June 2003 that is subject to certain post-closing revenue and other adjustments included in the purchase agreement. These potential adjustments could not be reasonably determined at the date of sale; therefore, the accompanying financial statements do not reflect the note receivable. These adjustments are expected to be resolved in June 2003. Of the $18,200,000 in cash proceeds, $16,300,000 was used to reduce the Company’s term loan and $1,900,000 was used to pay selling costs. As part of this sale, the Company’s net operating loss carryforwards for federal income tax purposes were reduced by approximately $15,000,000.

New Accounting Pronouncements
Effective January 1, 2002, the Company adopted SFAS No. 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. Intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In May 2002, the Company completed the transitional impairment test, which indicated that there was no goodwill impairment at January 1, 2002. The Company will complete its annual impairment test during the fourth quarter of 2002 (see Note 2).

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

In August 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (APB 30) for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 beginning January 1, 2002. In accordance with SFAS No. 144, the Company has presented USIA as a discontinued operation in the accompanying financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company will adopt SFAS No. 145 beginning January 1, 2003. The Company does not expect that the adoption of this statement will have a significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a significant impact on its financial position or results of operations.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

2.  Goodwill and Other Intangible Assets
A reconciliation of the prior period’s reported net loss from continuing operations to adjusted net income (loss) from continuing operations had SFAS No. 142 been applied beginning January 1, 2001 is as follows:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	Amount	Per Share Data - Basic and Diluted	Amount	Per Share Data - Basic and Diluted
	(Amounts in Thousands, Except Per Share Data)
Reported net loss from continuing operations	$(1,572)	$(9.06)	$(12,332)	$(37.42)
Addback (net of tax):
Amortization of goodwill	1,983	2.63	6,139	8.14

Adjusted net income (loss) from continuing operations	$411	$(6.43)	$(6,193)	$(29.28)

The changes in the carrying amount of goodwill by reportable segments are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Amounts in Thousands)
December 31, 2001	$116,072	$26,283	$34,438	$176,793
Goodwill acquisitions/adjustments	3,654	4,127	—	7,781

September 30, 2002	$119,726	$30,410	$34,438	$184,574

On May 1, 2002, the Company resolved a contingent purchase price payment related to a previous acquisition for $8,400,000. The contingent purchase price payment will be settled with a $1,700,000 cash payment and debt issuance of $6,700,000. The Company treats contingent purchase price adjustments as adjustments to the original purchase price and capitalizes them when resolved. Accordingly, additional goodwill, expiration rights and covenants not-to-compete of $4,200,000, $3,400,000 and $800,000, respectively, were recorded in connection with the contingent purchase price settlement.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

The Company’s amortizable intangible assets by asset class are as follows:

	Gross Carrying Value	Accumulated Amortization	Weighted-Average Amortization Period
	(Amounts in Thousands)
September 30, 2002
Expirations rights	$177,506	$(90,224)	10 Years
Covenants not-to-compete	38,749	(33,228)	7 years
Other	6,081	(697)	5 years

Total	$222,336	$(124,149)

December 31, 2001
Expirations rights	$167,234	$(77,144)	10 Years
Covenants not-to-compete	38,431	(30,550)	7 years
Other	8,117	(692)	5 years

Total	$213,782	$(108,386)

Amortization expense for amortizable intangible assets was $5,347,000, $7,844,000, $15,851,000 and $24,182,000 for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001, respectively. The amortization expense for amortizable intangible assets for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is estimated to be $20,772,000, $19,590,000, $17,111,000, $14,143,000 and $10,926,000, respectively.

The Company has no intangible assets with indefinite lives.

3.  Stockholders’ Equity
Preferred Stock
In January 2002, the Company sold 357,143 shares at $7.00 per share of its Series Y preferred stock for gross proceeds of $2,500,000.

In June 2002, the Company issued 353,572 shares at $7.00 per share of Series Y preferred stock in exchange for a release of liability of $2,475,000 (see Note 6).

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Common Stock
In April 2002, the Company’s Board of Directors and stockholders approved to increase the number of authorized common shares from 135,000,000 to 300,000,000. The Board of Directors and stockholders also authorized a two-for-five reverse stock split for its common shares issued and outstanding or held in treasury immediately prior to October 16, 2002 (reverse stock split). The par value of the common stock was maintained at the pre-split amount of $0.01 per share. All references to common shares, common stock warrants, stock options, stock appreciation rights (SARs) and per share amounts in the accompanying unaudited consolidated financial statements and notes to unaudited consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis, exclusive of fractional shares.

Long-Term Incentive and Share Award Plan
The Company records compensation expense, or a reduction of compensation expense, for SARs based on the change in their fair value from the grant date to each balance sheet date. At September 30, 2002, the Company recorded a reduction in the carrying value of the SARs of $3,626,000 as a result of the Company’s common stock being valued at $10.00 per share at the consummation of the Company’s initial public offering (IPO) (see Note 9). The SARs carrying value was previously valued using a $17.50 price per share.

Upon the consummation of the Company’s IPO (see Note 9), the Long-Term Incentive and Share Award Plan was terminated and replaced with the 2002 Equity Incentive Plan. Also, since the consummation of the IPO, the Company has made an offer, which expires on November 27, 2002, to exchange all outstanding SARs that are held by current employees for stock options or stock under its 2002 Equity Incentive Plan. The historical accounting treatment of SARs will continue until the exchange is finalized and the SARs tendered in the exchange are cancelled; that is, the difference between the reference price of the SARs and the fair market value of the Company’s common stock will continue to be recorded in the statement of operations. As individual SAR holders exchange their SARs for stock options, the number of options that each individual employee is entitled to receive and the option exercise price, will be known. This type of stock compensation plan is accounted for as a fixed plan, and compensation expense is measured by the difference between the fair market value and the price, if any, to be paid by the employee. The corresponding accrual for SAR-related compensation expense will be reversed and will offset any

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

compensation expense that will be recognized upon the conversion to a stock option. Provided that the Company’s common stock price does not increase significantly prior to the consummation of the exchange of SARs for stock options, the Company believes that the financial statement impact of the transaction in which the SARs are ultimately exchanged for stock options will not have a material impact on its financial position or results of operations. Upon the consummation of the exchange of all SARs for stock options or stock, no further expense will be recognized under the 2002 Equity Incentive Plan.

4.  Redeemable Common Stock Warrants
The put price of the Company’s redeemable common stock warrants (Warrants) is the greater of zero and the difference between the fair market value of the common stock and the exercise price of the Warrants at the time of the put. The put price for common stock shares, which have been issued upon exercise of the Warrants, is the fair market value of the common stock at the time of the put. The change in value of the Warrants is recorded as interest expense or income in the accompanying statement of operations. At September 30, 2002, the Company recorded a reduction in the carrying value of the warrants of $4,070,000 as a result of the Company’s common stock being valued at $10.00 per share at the consummation of the Company’s IPO (see Note 9). The common stock was previously valued using a $17.50 price per share. The value of the warrants was $230,000 and $4,300,000 at September 30, 2002 and December 31, 2001, respectively.

5.  Segment Reporting
In connection with the decision to sell USIA, the Company renamed its administration and other services segment the specialized benefits services segment. The Company has three reportable segments: insurance brokerage, specialized benefits services and corporate. The insurance brokerage segment offers general and specialty property and casualty insurance, medical plan insurance and group life insurance. The specialized benefits services segment offers health and welfare products, benefits enrollment and communication, and other related consulting services. The corporate segment is responsible for managing the following: acquisition processes, marketing, human resources, legal, capital, and financial reporting.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business has different clients and requires different marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. The Company evaluates performance based on the following measurements: (1) revenues, (2) earnings before interest, taxes, depreciation and amortization (EBITDA), and (3) EBITDA on an adjusted basis.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

The following tables show the income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Amounts in Thousands)
2002
Revenues	$67,874	$11,524	$96	$79,494
Expenses	49,412	9,400	3,771	62,583
Change in value of stock appreciation rights	—	—	(3,626)	(3,626)
Depreciation and amortization	5,768	1,269	678	7,715
Interest	659	390	3,516	4,565
Change in value of redeemable common stock warrants	—	—	(4,070)	(4,070)

Income (loss) from continuing operations before income tax expense	$12,035	$465	$(173)	$12,327

2001
Revenues	$63,874	$11,391	$116	$75,381
Expenses	48,067	7,917	3,708	59,692
Depreciation and amortization	7,962	1,549	1,072	10,583
Interest	497	485	4,862	5,844

Income (loss) from continuing operations before income tax benefit	$7,348	$1,440	$(9,526)	$(738)

	Nine Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Amounts in Thousands)
2002
Revenues	$202,570	$33,932	$486	$236,988
Expenses	156,506	29,455	16,286	202,247
Change in value of stock appreciation rights	—	—	(2,995)	(2,995)
Depreciation and amortization	17,960	4,422	2,353	24,735
Interest	2,086	1,019	11,270	14,375
Change in value of redeemable common stock warrants	—	—	(4,070)	(4,070)
Expense on early retirement of debt	—	—	660	660

Income (loss) from continuing operations before income tax expense	$26,018	$(964)	$(23,018)	$2,036

2001
Revenues	$194,278	$32,534	$342	$227,154
Expenses	148,252	25,414	15,876	189,542
Depreciation and amortization	24,304	4,620	4,028	32,952
Interest	2,081	918	15,844	18,843

Income (loss) from continuing operations before income tax benefit	$19,641	$1,582	$(35,406)	$(14,183)

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Total assets by segments are as follows:

	September 30, 2002	December 31, 2001
	(Amounts in Thousands)
Segment Assets
Insurance Brokerage	$431,758	$444,519
Specialized Benefits Services	77,569	75,127
Corporate	37,053	65,056

Total	546,380	584,702
Reconciling items:
Assets held for discontinued operations	820	46,158

Total Assets	$547,200	$630,860

6. Contingencies
The Company is subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are covered in whole or in part by insurance. On the basis of present information, anticipated insurance coverage and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Brian D. Whitney Litigation. The Company and its recently retired Chairman and Chief Executive Officer, Bernard H. Mizel, and the Company’s current Chairman and Chief Executive Officer, David L. Eslick, were involved in a dispute with Brian D. Whitney, the former President and Chief Executive Officer of one of the Company’s subsidiaries. On January 18, 2000, the Company terminated the employment agreement of Mr. Whitney. On May 26, 2000, Mr. Whitney commenced arbitration before the American Arbitration Association against the Company asserting certain claims arising out of the termination of his employment. With the arbitration, Mr. Whitney sought damages in excess of $20,000,000 for claims of wrongful discharge, breach of his employment contract, breach of duty to negotiate in good faith, defamation and violation of Connecticut wage statutes. The arbitration hearings commenced in July 2001 and concluded on January 3, 2002. On January 30, 2002, the panel issued an award of $528,000 to Mr. Whitney. Also, on May 26, 2000, Mr. Whitney commenced an action in the United States District Court for the District of Connecticut against Mr. Mizel and Mr. Eslick. Mr. Whitney asserted a claim of tortious interference with his employment contract, arising from the same facts at issue in his arbitration and seeking the same damages. The Company accrued a $700,000 liability in 2001 as a result of the arbitration and litigation. All claims in this litigation were settled pursuant to a settlement agreement dated as of February 27, 2002 and effective as of March 21, 2002. Pursuant to the settlement agreement, the parties have executed and filed with the court a stipulation of dismissal with prejudice, and the Company paid Mr. Whitney $250,000. The Company’s insurer paid the Company $200,000 toward the settlement of this action.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Near North Insurance Litigation. Plaintiffs, affiliated companies which are competitors with the Company in the insurance brokerage and risk management business, filed this action against the Company and three of its officers and employees who previously worked for plaintiffs, alleging that the defendants tortiously interfered with plaintiffs’ contracts and prospective economic advantage and conspired to misappropriate trade secrets, breach fiduciary duties and commit acts of unfair competition. Plaintiffs sought compensatory damages of at least $18,000,000, plus punitive damages and injunctive relief. The Company and its officers and employees asserted various defenses to this action, including that the covenants which plaintiffs sought to enforce were void, and that plaintiffs had not suffered any damages caused by defendants; the Company and its officers also filed an action against plaintiffs which, among other causes of action, sought damages for tortious interference with contract and prospective economic advantage. On April 15, 2002, the Company and all named parties in the litigation entered into a settlement agreement pursuant to which mutual releases were granted and a stipulation for dismissal with prejudice was filed with the court. Pursuant to such settlement agreement, plaintiff received a payment in the amount of $1,875,000, of which the Company contributed $225,000. In October 2000, the Company entered into an agreement to purchase a book of business in the entertainment industry. The agreement to purchase the business indicates that the purchase price will include the amount of any settlement paid and incurred as a result of the acquisition. The $225,000 was reflected as an adjustment to the purchase price. Pursuant to a separate settlement agreement entered into between the Company and its insurers, the Company’s insurers paid an amount of $1,650,000 toward the settlement in exchange for mutual releases.

Royal Indemnity Company Claim. In March 2000, the Company and Royal Indemnity Company, an affiliate of Royal & Sun Alliance Insurance Group plc (Royal), entered into a multi-year strategic Alliance Agreement (Agreement). Under this Agreement, Royal agreed to make an annual $5,000,000 incentive payment to the Company in return for the Company’s agreement to generate a contractually stipulated amount of annual profitable premium growth. In the event that the production or profitability objectives were not met, the Company agreed to return all or a portion of the applicable incentive payment. Also, in the event the profits on the produced business failed to meet certain standards, the Company could be responsible, up to a contractually limited amount, for additional payments to Royal above the amount of the applicable incentive payment. In May 2001, Royal gave notice of its intent to terminate the Agreement and thereby avoided responsibility to fund additional annual incentive payments. In September 2001, Royal advised the Company in writing of its contention that the Company owed Royal $7,295,000 under the Agreement. Of the $7,295,000, Royal claimed $1,771,000 was owed due to the alleged productions shortfall, $4,800,000 due to the alleged profitability shortfall and $724,000 due to the interest on the total amount allegedly due. At December 31, 2001, the Company had a $4,700,000 liability for the unearned portion of the 2000 annual incentive payment.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Royal contended that the Company was obligated to contribute $1,500,000 toward an errors and omissions claim not directly related to the Agreement, but that arose from a coverage dispute with a mutual client. The Company asserted various defenses to this claim.

In April 2002, Royal and the Company agreed on terms to settle all matters related to the errors and omissions claim and the Agreement. Pursuant to the terms of the June 7, 2002, Settlement Agreement and Mutual Release, Royal will receive a $2,725,000 cash payment from the Company, with $250,000 of such payment being paid by the Company’s insurer. The $2,725,000 cash payment will be paid in installments whereby $250,000 from the Company’s insurer was paid upon the execution of the settlement agreement, $1,238,000 will be paid by the Company 90 days following the IPO and the remaining $1,237,000 will be paid by the Company 180 days following the IPO. In addition, solely in exchange for a release of liability on all claims, the Company issued to Royal 353,572 shares of preferred stock (which was converted into common stock upon the consummation of the Company’s IPO) (See Note 9) at $7.00 per share. The Company increased its $4,700,000 liability at December 31, 2001 by an additional $250,000 in the first quarter of 2002 as a result of this settlement agreement.

Gary J. Missigman Litigation. USI Northeast, Inc. (USI Northeast), a subsidiary of the Company, is a defendant in an action pending in the United States District Court for the Southern District of New York, Gary J. Missigman v. USI Northeast and The Zurich American Insurance Company, No. 99 CIV, 4763. Mr. Missigman alleges in his complaint that USI Northeast wrongfully terminated his employment on or about March 5, 1999, and he asserts various causes of action stemming from that allegation, including breach of contract, breach of implied contract, unjust enrichment, fraud and joint venture to commit fraud. USI Northeast maintains that Mr. Missigman’s termination was justified and has filed an answer, in which it denies all of the complaint’s allegations, asserts numerous affirmative defenses and asserts counterclaims for breach of contract and implied contract. On February 7, 2001, the court granted USI Northeast’s motion for summary judgment as to Mr. Missigman’s contract, implied contract, fraud and joint venture to commit fraud claims and denied USI Northeast’s motion for summary judgment as to Mr. Missigman’s only remaining claim, a claim for unjust enrichment. The court denied Mr. Missigman’s motion for summary judgment as to USI Northeast’s counterclaims. In his complaint, Mr. Missigman alleges that his damages under the remaining unjust enrichment claim are “believed to exceed $3,000,000.” In April 2001, Mr. Missigman served a report of an expert witness opining that the damages under the unjust enrichment claim are between $25,500,000 and $43,500,000. USI Northeast denies having any liability under the unjust enrichment claim, but in the even such liability were found, the expert witness retained by USI Northeast has calculated damages would likely be $93,600. On October 9, 2002, the parties entered into a settlement agreement. The settlement agreement remains subject to the approval of the bankruptcy court presiding over Mr. Missigman’s bankruptcy case. On October 10, 2002, the District Court stayed the action pending bankruptcy court approval of the settlement agreement. The settlement agreement provides for, among other

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

things, the payment of $750,000 by USI Northeast to the Missigman bankruptcy estate, an exchange of releases and dismissal of the action with prejudice. The payment obligation is guaranteed by the Company and is to be made on or before the later of the order of the bankruptcy court approving the settlement agreement becoming final or January 3, 2003. The Company accrued $300,000 in the first quarter of 2002 towards this liability and an additional $450,000 in the third quarter of 2002 as a result of this settlement agreement.

USIA Litigation Matters
Nassau County Litigation. In January 1999, USIA was named as defendant in a lawsuit filed by County of Nassau, New York (Nassau County). USIA was the third-party administrator of health benefits for the employees of Nassau County. At December 31, 1998, USIA had established a $16,000,000 reserve for this matter. USIA also established a $1,500,000 reserve at December 31, 1998, to cover the related wind down costs of the contract. The Nassau County litigation was settled pursuant to a settlement agreement in March 1999. Under the settlement agreement, USIA paid Nassau County $16,000,000 on June 1, 1999, plus approximately $350,000 thereafter in actual expenses incurred by Nassau County in connection with the Nassau County litigation and for payment of premiums for a new insurance policy issued to Nassau County. USIA also assisted Nassau County in transferring its self-insured benefit plan to a fully insured plan, and USIA’s contract with Nassau County terminated on March 31, 1999. At the time of the establishment of the $16,000,000 reserve, USIA recorded a receivable of $10,000,000 from Fireman’s Fund Insurance Company (Fireman’s Fund) under its insurance policy at December 31, 1998 (see Fireman’s Fund Litigation below).

Since early 1999, offices of the United States Attorney for the Eastern District of New York and the District Attorney of Nassau County have been conducting a joint investigation into possible wrongdoing in the procurement and administration of contracts for third-party health care administrative services for employees of Nassau County. None of the Company, USIA or any of their current management or employees has been informed that such person is a target of the investigation. The Company and USIA have, from the outset, cooperated fully with this investigation. In October 2001, the United States Attorney brought an indictment against several individuals connected with the Nassau County controversy, including, the former CEO of USIA. Based on the facts and the cooperation of the Company and USIA in the government’s investigation, the United States Attorney issued a press release in October 2001 that included, among other matters, a statement that neither the Company nor USIA was responsible for any wrongdoing alleged in the indictment. In March 2002, a second superseding indictment was made public. This indictment added the former CFO of USIA as a defendant, charging him with aiding the coordination and cover-up of the payment of secret commissions in violation of the contract with Nassau County, and altering USIA’s records. The former CFO of USIA was added to a number of charges, including the charge of conspiracy to defraud Nassau County. The second superseding indictment also added income tax evasion charges against several people, including the former CEO of USIA, and accused him of causing the Company to file a false tax return. The

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

case has been set for trial in early 2003. The Company continues to cooperate fully with the United States Attorney’s office.

Fireman’s Fund Litigation. During 1998 and 1999, USIA was insured under an errors and omissions policy issued by Fireman’s Fund. With respect to the Nassau County litigation, USIA asserted a claim for indemnification under the policy in the amount of $10,000,000 (the policy limit) plus the cost of defense. On March 8, 1999, Fireman’s Fund filed a complaint for declaratory judgment against USIA. The complaint sought a declaration that Fireman’s Fund was not obligated to indemnify USIA with respect to the Nassau County litigation. On March 19, 1999, USIA commenced an action against Fireman’s Fund that sought a declaration that USIA was entitled to indemnification under the Fireman’s Fund policy in the amount of $10,000,000 plus reimbursement of legal expenses. On May 26, 1999, USIA’s action was dismissed for jurisdictional reasons, but USIA continued to press its claim for indemnification and reimbursement in the Fireman’s Fund action by way of counterclaims, which were filed on June 15, 1999. In November 2001, USIA settled this litigation with Fireman’s Fund with the exchange of mutual releases of liability and a payment by Fireman’s Fund to USIA in the amount of $2,067,000. As a result of the settlement, the Company reduced its receivable for the claim by $7,933,000 in the fourth quarter of 2001.

Mutual of Omaha Litigation. USIA, as the third-party administrator of health benefits for the employees of Nassau County, placed stop-loss insurance with the Mutual of Omaha Insurance Company (Mutual). In 1999, Mutual brought an action against USIA asserting breach of contract, breach of warranty, fraud and negligent misrepresentation on the part of USIA arising out of contracts between Mutual and USIA. Among other claims, Mutual sought an unspecified amount of damages arising out of Mutual’s issuance of stop-loss policies to Nassau County. On December 6, 1999, USIA filed a motion to dismiss the complaint as well as an answer and counterclaim by USIA. The counterclaim consisted of breach of contract actions against Mutual. The motion to dismiss sought dismissal of all claims to the extent they related to the Nassau County insurance policies, as well as the fraud and negligent misrepresentation claims. The motion also sought dismissal of all claims against USIA. The motion to dismiss was fully briefed and submitted to the court. In January 2001, Mutual filed an amended complaint. The amended complaint alleged that Mutual paid claims under policies issued to clients of USIA. The amended complaint sought damages for some unspecified percentage of the paid claims, based on the allegation that such percentage of payments resulted from USIA’s breaches of its obligations as plan administrator. On February 2, 2001, USIA filed an answer to the amended complaint and counterclaims. In its answer, USIA denied any liability to Mutual. USIA also asserted a claim for indemnification under its errors and omissions policy issued by Fireman’s Fund. All claims in this litigation were settled pursuant to a settlement agreement dated as of November 30, 2001 and dismissed with prejudice pursuant to a stipulation of dismissal with prejudice filed with the court on December 17, 2001. Pursuant to the settlement agreement, USIA’s insurer, Fireman’s Fund, paid Mutual $2,216,667. No payment by USIA was required. However, as a result of the settlement, USIA wrote off in the fourth quarter of 2001 a $1,000,000 commission receivable from Mutual recorded over a

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

four-year period from 1995 through 1999. USIA asserted a counterclaim for approximately $1,000,000 for unpaid commissions due from United Life of Omaha and Mutual (together, Omaha). Omaha did not contest that commissions were due, but only asserted that the amounts due were less than the amounts that USIA claimed. Omaha did not provide any basis for challenging USIA’s calculation before the litigation settled.

7.  Efficiency Initiative Accrual
As a result of the Company’s continuing effort to reduce operating expenses, in the first quarter of 2002, the Company recorded charges of $3,563,000, $1,832,000 and $116,000 related to future compensation costs for terminated employees, future producer compensation restructuring costs and future lease costs for terminated office leases, respectively. Also, in the first quarter of 2002, the Company expected to and eliminated 32 employees across all of its operating offices and renegotiated the compensation arrangements of four sales professionals in connection with these expense reduction efforts. There were no such charges in the second and third quarters of 2002 or the nine months ended September 30, 2001.

The following table summarizes transactions related to the employee termination benefits, the producer compensation restructuring and terminated office lease costs:

	Employee Termination Benefits	Producer Compensation Restructuring	Terminated Office Lease Costs	Total
	(Amounts in Thousands)
December 31, 2001	$4,424	$2,863	$1,849	$9,136
Efficiency initiative charges	3,563	1,832	116	5,511
Used in nine months	(3,528)	(2,041)	(726)	(6,295)

September 30, 2002	$4,459	$2,654	$1,239	$8,352

The employee termination benefits and future producer compensation restructuring costs reflected above are included in compensation and employee benefits in the accompanying unaudited statements of operations. The terminated office lease costs reflected above are included in other operating expenses in the accompanying unaudited statements of operations.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

8.  Earnings Per Share
The following tables sets forth the computation of basic and diluted earnings per share (EPS) giving effect to the reverse stock split (see Note 3):

	Three Months Ended September 30,
	Pro-forma 2002 (a)	2002	2001
	(Amounts in Thousands, Except Per Share Data)
Numerator:
Net income (loss) from continuing operations	$11,687	$11,687	$(1,572)
Loss from discontinued operations, net of income tax benefit	(329)	(329)	(1,357)

Net income (loss)	11,358	11,358	(2,929)
Change in aggregate liquidation preference of preferred stock	—	(5,655)	(5,260)
Change in redemption value of Series N put rights	—	138	—

	—	(5,517)	(5,260)

Numerator for basic earnings per share—loss available to common stockholders	$11,358	$5,841	$(8,189)

Denominator:
Denominator for basic earnings per share—weighted-average shares	35,365	754	754
Effect of dilutive shares:
Conversion of preferred stock (b)	—	34,611	—

Denominator for diluted earnings per share—weighted-average shares	35,365	35,365	754

Earnings per share:
Basic
Net income (loss) from continuing operations	$0.33	$8.18	$(9.06)
Loss from discontinued operations, net of income tax benefit	(0.01)	(0.44)	(1.80)

Net income (loss) per common share	$0.32	$7.74	$(10.86)

Diluted
Change in redemption value of Series N put rights	$0.33	$0.33	$(9.06)
Loss from discontinued operations, net of income tax benefit	(0.01)	(0.01)	(1.80)

Net income (loss) per common share	$0.32	$0.32	$(10.86)

(a)	Pro-forma results for 2002 give effect to the conversion of all preferred stock to common stock as part of the consummation of the Company’s IPO.
(b)	For the three months ended September 30, 2001, dilutive shares of 30,960 were not included in diluted weighted average shares outstanding because the effect would have been antidilutive.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

	Nine Months Ended September 30,
	Pro-forma
	2002 (a)	2002	2001
	(Amounts in Thousands, Except Per Share Data)
Numerator:
Net income (loss) from continuing operations	$116	$116	$(12,332)
Loss from discontinued operations, net of income tax benefit	(13,483)	(13,483)	(3,872)

Net Loss	(13,367)	(13,367)	(16,204)
Change in aggregate liquidation preference of preferred stock	—	(17,090)	(15,882)
Change in redemption value of Series N put rights	—	138	—

	—	(16,952)	(15,882)

Numerator for basic and diluted earnings per share—loss vailable to common stockholders	$(13,367)	$(30,319)	$(32,086)

Denominator:
Denominator for basic and diluted earnings per share—weighted-average shares (b)	35,365	754	754

Earnings per share-basic and diluted:
Net income (loss) from continuing operations	$0.00	$(22.33)	$(37.42)
Loss from discontinued operations, net of income tax benefit	(0.38)	(17.88)	(5.14)

Net loss per common share	$(0.38)	$(40.21)	$(42.56)

(a)	Pro-forma results for 2002 give effect to the conversion of all preferred Stock to common Stock as part of the consummation of the Company’s IPO.
(b)
For the nine months ended September 30, 2002 and 2001, dilutive shares of 37,851 and 30,960, respectively, were not included in the diluted weighted average shares outstanding because the effect would have been antidilutive.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

9. Subsequent Event
On October 25, 2002, the Company completed its IPO of 9,000,000 common shares at a price of $10 per share. The cash proceeds of the offering after the underwriting discount were $83,700,000. After deducting offering expenses of $5,264,000, $78,436,000 was used to pay down the Company’s indebtedness under the credit facility. In connection with the debt repayment, the Company wrote-off $1,950,000 in deferred financing costs, which will be recorded in the fourth quarter of 2002. In addition, the Company granted restricted stock units at the IPO date, which were fully vested, to nine officers under the 2002 Equity Incentive Plan with a value of $1,042,000 which will be recorded as an expense in the fourth quarter of 2002.

The following table sets forth the Company’s redeemable securities and stockholders’ equity as of September 30, 2002 on an actual basis and a pro-forma basis to give effect to the sale of the shares of common stock in the IPO, elimination of all common stock warrant put rights and some preferred stock put rights upon the conversion of all the series of the preferred stock and the accretion dividends, the pro rata write-off of deferred financing costs relating to the existing credit facility and the grant of restricted stock units to be made under the 2002 Equity Incentive Plan, all of which occurred upon the consummation of the IPO:

	September 30, 2002
	Actual	Pro-forma
	(Amounts in Thousands, Except Per Share Data)
Redeemable securities:
Redeemable preferred—stock: par value $.01—aggregate liquidation preference $37,327 actual; no aggregate liquidation preference on a pro-forma basis	$27,294	$—
Redeemable common stock: par value $.01, 2,209 shares issued and outstanding on a pro-forma basis	230	21,301

Total redeemable securities	27,524	21,301

Stockholders’ equity:
Preferred stock—Series A through Y—par $.01—aggregate liquidation preference $457,703 actual; no preferred stock or aggregate liquidation preference on a pro-forma basis	579	—
Common stock—voting—par $.01, 300,000 and 135,000 shares authorized; 754 shares issued and outstanding actual; 42,260 shares issued an oustanding on a pro-forma basis	8	423
Common stock—nonvoting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	294,610	477,114
Retained deficit	(210,002)	(309,634)

Total stockholders’ equity	85,195	167,903

Total redeemable securities and stockholders’ equity	$112,719	$189,204

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Under the 2002 Equity Incentive Plan, the Company issued approximately 2,700,000 options to officers and key employees at the IPO price ($10.00) on the consummation of the IPO. The Company is in the process of exchanging SARs for stock options under the 2002 Equity Incentive Plan that will increase the number of options outstanding by approximately 3,000,000 at the IPO price ($10.00) (see Note 3).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in Part 1-Item 1. Certain information contained in “Management’s discussion and analysis of financial condition and results of operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed above and elsewhere.

Primary Financial Measures

The financial measures that we use to evaluate our performance on a consolidated basis are:

•  Total Revenues;

•  EBITDA, which we define as Total Revenues less Compensation and Employee Benefits and Other Operating Expenses;

•  EBITDA Margin, which we define as EBITDA as a percentage of Total Revenues;

•  Adjusted EBITDA, which we define as EBITDA, excluding the impact of Integration Efforts and Other Adjustments, which we refer to collectively as the Adjustments. Please read the information under the caption “Adjustments” below for an explanation of why they are treated as adjustments;

•  Adjusted EBITDA Margin, which we define as EBITDA Margin after giving effect to the Adjustments;

•  Net Income (Loss) from Continuing Operations plus Amortization of Intangible Assets; and

•  Adjusted Net Income (Loss) plus Amortization of Intangible Assets, which we define as Net Income (Loss) from Continuing Operations plus Amortization of Intangible Assets after giving effect to the Adjustments, Early Extinguishment of Debt, Stock Appreciation Rights, and Redeemable Common Stock Warrants, net of the respective tax benefit and Valuation Allowance on Deferred Tax Assets.

We present EBITDA because we believe that it is a relevant and useful indicator of our operating profitability and our ability to incur and service debt. We present EBITDA Margin because we believe it is a relevant and useful indicator in understanding how we view our operating efficiency. We present Net Income (Loss) from Continuing Operations plus Amortization of Intangible Assets because we believe that it is a relevant and useful indicator in understanding our ability to generate earnings. We present Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (Loss) plus Amortization of Intangible Assets because they present their respective unadjusted measures on a basis reflecting our present expense structure and ongoing operations.

You should not consider these financial measures as alternatives to other financial measures determined in accordance with accounting principles generally accepted in the United States, which we refer to as GAAP. You should not consider EBITDA or Adjusted EBITDA as an alternative to cash flows from operating activities, investing activities or financing activities as a measure of liquidity. In addition, please note that because not all companies calculate these financial measures similarly, the presentation of these measures in this filing is not likely to be comparable to those of other companies. Also, you should not conclude from the presentation of Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (Loss) plus Amortization of Intangible Assets that the items that result in the Adjustments or similar items will not occur in the future. Additionally, under our existing credit facility we are currently prohibited from paying dividends on or repurchasing shares of our capital stock, with the limited exception of repurchasing shares held by terminated employees.

Acquisitions

Between 1994 and 1999, we pursued an acquisition strategy with a vision of building a national organization capable of distributing a broad range of insurance and financial products and services. The majority of our over 90 acquisitions were completed prior to December 31, 1999.

In most acquisitions, we issued a combination of cash, seller notes and preferred stock. We also structured our acquisition agreements to include contingent purchase price payments, commonly referred to as “earn-outs,” which we treated as adjustments to purchase price and paid in a combination of cash, seller notes and preferred stock and capitalized upon determination. In some cases, acquisitions included annual cash bonuses, which we refer to as “Growth Based Bonuses,” which were payable upon achieving agreed upon performance targets, and are expensed as incurred and are classified in Compensation and Employee Benefits. Effective January 2000, we discontinued the practice of offering Growth Based Bonuses. We incurred $0.1 million and $0.4 million of Growth Based Bonus Expense for the three months ended September 30, 2002 and 2001, respectively. We incurred $1.5 million and $1.0 million of Growth Based Bonus Expense for the nine months ended September 30, 2002 and 2001, respectively. We expect that all of our Growth Based Bonus obligations related to completed acquisitions will expire by December 31, 2004. The Growth Based Bonus expense for the years ending December 31, 2002, 2003 and 2004 is estimated to be $1.8 million (inclusive of the $1.5 million incurred in the first nine months of 2002), $0.3 million and $0.1 million, respectively.

Discontinued Operations

In the latter part of 2001, we completed a strategic and financial review of our company and concluded that USIA was no longer core to our mission, vision or strategy. Consequently, in January 2002, we announced our intention to sell USIA and subsequently sold the business in April 2002. The cash proceeds from the disposition of USIA were used to repay a portion of our bank borrowings, seller notes associated with the business and related transaction expenses. USIA is reflected in our financial statements as a Discontinued Operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets, liabilities and results of operations for USIA have been disaggregated in our financial statements. In the fourth quarter of 2001, following the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” we recorded an impairment charge of $46.9 million against USIA’s goodwill and expiration rights. The net loss for the nine-month period ended September 30, 2002 includes a $7.2 million pre-tax loss on the sale of USIA in April 2002. For further detail on the losses incurred at USIA please read Note 6, “Contingencies,” in our nine-month financial statements under “USIA Litigation Matters—Fireman’s Fund Litigation” and “—Mutual of Omaha Litigation.”

Litigation Costs Related to Discontinued Operations

We incurred zero, $0.4 million, $1.0 million and $0.9 million in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001, respectively. These expenses were incurred in connection with litigation matters related to USIA, but are reflected in the results of our corporate segment under Other Operating Expenses, consistent with our accounting practices. We do not consider these expenses reflective of our current and ongoing expense structure.

Quarterly Fluctuations

Historically, our revenues and EBITDA for the fourth quarter of the year have been higher relative to the preceding three quarters because a significant portion of commissions and fees earned from our Specialized Benefits Services segment is typically recorded at that time. In addition, we are subject to quarterly earnings fluctuations given the timing of sales of Specialized Benefits Services products.

Results of Operations

The following table summarizes our results of operations as reported in accordance with GAAP and as adjusted for the items discussed under the caption “—Adjustments” below. Our discussion of results of operations also includes a discussion of our results giving effect to the Adjustments.

Adjusted Results are not a substitute for other financial measures determined in accordance with GAAP. Because not all companies calculate these non-GAAP measures in the same fashion, these measures as presented are not likely to be comparable to other similarly titled measures of other companies.

	Three Months Ended September 30,
	2002			2001
	GAAP Results	Adjustment(a)	Adjusted Results	GAAP Results	Adjustment(a)	Adjusted Results
	(in thousands)
Revenues	$79,494	$—	$79,494	$75,381	$—	$75,381
Compensation and Employee Benefits	45,644	—	45,644	44,449	—	44,449
Other Operating Expenses	16,939	—	16,939	15,243		15,243

	16,911	—	16,911	15,689	—	15,689
Change in Value of Stock Appreciation Rights	(3,626)	3,626	—	—	—	—
Amortization of Intangible Assets	5,347	—	5,347	7,844	—	7,844
Depreciation	2,368	—	2,368	2,738	—	2,738
Interest	4,565	—	4,565	5,845	—	5,845
Change in Value of Redeemable Common Stock Warrants	(4,070)	4,070	—	—	—	—

Income (Loss) From Continuing Operations Before Income Taxes	12,327	(7,696)	4,631	(738)	—	(738)
Income Tax Expense (Benefit)(b)	640	1,089	1,729	834	—	834

Net Income (Loss) From Continuing Operations	11,687	(8,785)	2,902	(1,572)	—	(1,572)
Loss From Discontinued Operations, Net of Income Taxes	(329)	329	—	(1,357)	1,357	—

Net Income (Loss)	$11,358	$(8,456)	2,902	$(2,929)	$1,357	(1,572)

Addback:
Amortization of Intangible Assets			5,347			7,844

Adjusted Net Income plus Amortization of Intangible Assets			$8,249			$6,272

(a) As more fully discussed in “—Adjustments.”
(b) We derive the tax effect of the Adjustments by applying a 40% tax rate to the Adjustments, excluding the impact of the Adjustments related to the redeemable common stock warrants. In addition, we included the net valuation allowance recorded in three months ended September 30, 2002, of $2.5 million, as an Adjustment to the Income Tax Expense (Benefit) in the same period.

	Nine Months Ended September 30,
	2002			2001
	GAAP Results	Adjustments(a)	Adjusted Results	GAAP Results	Adjustments(a)	Adjusted Results
	(in thousands)
Revenues	$236,988	$—	$236,988	$227,154	$—	$227,154
Compensation and Employee Benefits	150,120	(8,108)	142,012	139,676	(3,500)	136,176
Other Operating Expenses	52,126	(1,560)	50,566	49,866	(1,000)	48,866

	34,742	9,668	44,410	37,612	4,500	42,112
Change in Value of Stock Appreciation Rights	(2,995)	2,995	—	—	—	—
Amortization of Intangible Assets	15,851	—	15,851	24,182	—	24,182
Depreciation	8,884	—	8,884	8,769	—	8,769
Interest	14,376	—	14,376	18,844	—	18,844
Change in Value of Redeemable Common Stock Warrants	(4,070)	4,070	—	—	—	—
Early Extinguishment of Debt	660	(660)	—	—	—	—

Income (Loss) From Continuing Operations Before Income Taxes	2,036	3,263	5,299	(14,183)	4,500	(9,683)
Income Tax Expense (Benefit)(b)	1,920	1,543	3,463	(1,851)	1,800	(51)

Net Income (Loss) From Continuing Operations	116	1,720	1,836	(12,332)	2,700	(9,632)
Loss From Discontinued Operations, Net of Income Taxes	(13,483)	13,483	—	(3,872)	3,872	—

Net Income (Loss)	$(13,367)	$15,203	1,836	$(16,204)	$6,572	(9,632)

Addback:
Amortization of Intangible Assets			15,851			24,182

Adjusted Net Income plus Amortization of Intangible Assets			$17,687			$14,550

(a)	As more fully discussed in “—Adjustments.”
(b)     We derive the tax effect of the Adjustments by applying a 40% tax rate to the Adjustments, excluding the impact of the Adjustment related to the redeemable common stock warrants. In addition, we included the net valuation allowance recorded in the nine months ended September 30, 2002, of $1.4 million, as an Adjustment to the Income Tax Expense (Benefit) in the same period.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

Please read the information under the caption “—Adjustments” below for more detail about the Adjustments.

Revenues.    Revenues increased $4.1 million, or 5.5%, to $79.5 million in the three months ended September 30, 2002 from $75.4 million in the three months ended September 30, 2001. As part of our sales process, we accumulate the annualized impact of new business written versus lost business, referred to as net new, and approximate the annualized impact of premium rate increases on renewed business. For the three months ended September 30, 2002, we have experienced positive net new and increased premium rates on renewals. In addition, we generated increased revenues from the sales production of recently hired sales professionals. Offsetting the increase in revenues from new business production, increasing premium rates and additional sales production from recently hired sales professionals in the three months ended September 30, 2002 was a $2.4 million reduction in revenues from eliminating low margin business, which contributed $0.1 million of revenues in the three months ending September 30, 2002 versus $2.5 million in the three months ending September 30, 2001. Revenues before this item increased 8.9% in the three months ended September 30, 2002.

Compensation and Employee Benefits.    Compensation and Employee Benefits increased $1.2 million, or 2.7%, to $45.6 million in the three months ended September 30, 2002 from $44.4 million in the three months ended September 30, 2001. As a percentage of revenues, Compensation and Employee Benefits was 57.4% and 59.0% in the three months ended September 30, 2002 and 2001, respectively.

Other Operating Expenses.    Other Operating Expenses increased $1.7 million, or 11.1%, to $16.9 million in the three months ended September 30, 2002 from $15.2 million in the three months ended September 30, 2001. As a percentage of revenues, Other Operating Expenses were 21.3% and 20.2% in the three months ended September 30, 2002 and 2001, respectively.

Net Income (Loss) From Continuing Operations.    Net Income (Loss) From Continuing Operations increased $13.3 million to $11.7 million in the three months ended September 30, 2002 from a loss of $1.6 million in the three months ended September 30, 2001, due to (i) income from the reduction in the fair market value of the redeemable common stock warrants and the stock appreciation rights and (ii) a decrease in amortization of intangible assets principally due to our adoption of SFAS No. 142. Please read - “New Accounting Pronouncements” below. The income tax expense from continuing operations for the three months ended September 30, 2002 reflects state and local income taxes only, due to the utilization of net operating losses.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Please read the information under the caption “—Adjustments” below for more detail about the Adjustments.

Revenues.    Revenues increased $9.8 million, or 4.3%, to $237.0 million in the nine months ended September 30, 2002 from $227.2 million in the nine months ended September 30, 2001. For the first nine months of 2002, we have experienced positive net new and increased premium rates on renewals. In addition, we generated increased revenues from the sales production of recently hired sales professionals. Offsetting the increase in revenues from new business production, increasing premium rates and additional sales production from recently hired sales professionals in the first nine months of 2002 was a $7.6 million reduction in revenues from eliminating low margin business, which contributed $0.7 million in the first nine months of 2002 versus $8.3 million of revenues in the first nine months of 2001. Revenues before this item increased 8.0% in the first nine months of 2002.

Compensation and Employee Benefits.    Compensation and Employee Benefits increased $10.4 million, or 7.5%, to $150.1 million in the nine months ended September 30, 2002 from $139.7 million in the nine months ended September 30, 2001. Giving effect to the Adjustments, Compensation and Employee Benefits increased 4.3% in the first nine months of 2002. As a percentage of revenues, Compensation and Employee Benefits was 63.3% and 61.5% in the nine months ended September 30, 2002 and 2001, respectively, primarily due to the items described in the Adjustments. Giving effect to the Adjustments, Compensation and Employee Benefits as a percentage of revenues was 59.9% in both the nine months ended September 30, 2002 and 2001, respectively.

Other Operating Expenses.    Other Operating Expenses increased $2.2 million, or 4.5%, to $52.1 million in the nine months ended September 30, 2002 from $49.9 million in the nine months ended September 30, 2001. Giving effect to the Adjustments, Other Operating Expenses increased $1.7 million, or 3.5% in the first nine months of 2002. As a percentage of revenues, Other Operating Expenses were 22.0% in both the nine months ended September 30, 2002 and 2001, respectively. Giving effect to the Adjustments, Other Operating Expenses as a percentage of revenues were 21.3% and 21.5% in the nine months ended September 30, 2002 and 2001, respectively.

Net Income (Loss) From Continuing Operations.    Net Income (Loss) From Continuing Operations increased $12.4 million to $0.1 million in the nine months ended September 30, 2002 from $(12.3) million in the nine months ended September 30, 2001, due to (i) income from the reduction in the fair market value of the redeemable common stock warrants and the stock appreciation rights, (ii) a decrease in interest expense as a result of lower interest rates and a reduction in debt, and (iii) a decrease in amortization of intangible assets principally due to our adoption of SFAS No. 142. Please read—”New Accounting Pronouncements” below. The income tax expense from continuing operations for the nine months ended September 30, 2002 reflects state and local income taxes only, due to the establishment of a valuation allowance against the deferred federal income tax benefit.

Our Segments

We have three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate.

The Insurance Brokerage segment offers:

•	General and specialty property and casualty insurance, which we refer to as P&C insurance; and

•	Individual and group health, life and disability insurance, which we refer to as Group Employee Benefits insurance.

The Specialized Benefits Services segment offers:

•	Core benefits (health and welfare);

•	Benefits enrollment and communication; and

•	Executive and professional benefits.

We evaluate segment performance based on revenues, EBITDA and EBITDA margin and when we believe appropriate, Adjusted EBITDA and Adjusted EBITDA margin. In our discussion for the three and nine months ended September 30, 2002 and 2001, comparisons are made utilizing Adjusted EBITDA and Adjusted EBITDA margins. Given the occurrence of Adjustments in the periods presented we believe these measurements are relevant and useful indicators which allow us to view our operating efficiency based on our present expense structure and ongoing operations. EBITDA and Adjusted EBITDA are not substitutes for other financial measures determined in accordance with GAAP. Because not all companies calculate these non-GAAP measures in the same fashion, these measures as presented are not likely to be comparable to other similarly titled measures of other companies.

Insurance Brokerage

	Three Months Ended September 30,
	2002			2001
	Segment Results	Adjust- ments	Adjusted Segment Results	Segment Results	Adjust- ments	Adjusted Segment Results
	(in thousands, except for percentages)
Revenue:
Property & Casualty	$44,682	$—	$44,682	$41,123	$—	$41,123
Group Employee Benefits	23,192	—	23,192	22,751	—	22,751

Total Revenues	67,874	—	67,874	63,874	—	63,874
Compensation and Employee Benefits	37,676	—	37,676	37,229	—	37,229
Other Operating Expenses	11,736	—	11,736	10,838	—	10,838

EBITDA	$18,462	$—	$18,462	$15,807	$—	$15,807

EBITDA Margin	27.2%	—	27.2%	24.7%	—	24.7%
Income From Continuing Operations Before Income Taxes	$12,035			$7,348

	Nine Months Ended September 30,
	2002			2001
	Segment Results	Adjustments	Adjusted Segment Results	Segment Results	Adjustments	Adjusted Segment Results
	(in thousands, except for percentages)
Revenue:
Property & Casualty	$134,526	$—	$134,526	$124,895	$—	$124,895
Group Employee Benefits	68,044	—	68,044	69,383	—	69,383

Total Revenues	202,570	—	202,570	194,278	—	194,278
Compensation and Employee Benefits	121,850	(4,449)	117,401	112,996	—	112,996
Other Operating Expenses	34,656	(190)	34,466	35,256	(975)	34,281

EBITDA	$46,064	$4,639	$50,703	$46,026	$975	$47,001

EBITDA Margin	22.7%	—	25.0%	23.7%	—	24.2%
Income From Continuing Operations Before Income Taxes	$26,018			$19,641

Comparison of Three Months Ended September 30, 2002 and 2001

Revenues increased 6.3% in the Insurance Brokerage Segment for the three months ended September 30, 2002 due to net new business production, increasing premium rates and additional sales production from recently hired sales professionals. Offsetting the increase in revenues in the three months ended September 30, 2002 was a $2.4 million reduction in revenues from eliminating low margin business, which contributed $0.1 million of revenues in the three months ended September 30, 2002 versus $2.5 million in the three months ended September 30, 2001. Revenues before this item increased 10.4% in the three months ended September 30, 2002.

EBITDA in the Insurance Brokerage segment increased $2.7 million, or 16.8%, to $18.5 million in the three months ended September 30, 2002 from $15.8 million in the three months ended September 30, 2001. EBITDA Margin in the Insurance Brokerage segment increased to 27.2% in the three months ended September 30, 2002 from 24.7% in the three months ended September 30, 2001. The increase in EBITDA and EBITDA margin is due to increasing premium rates and additional sales production from recently hired sales professionals, while keeping compensation costs constant.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment increased $4.7 million, or 63.8%, to $12.0 million in the three months ended September 30, 2002 from $7.3 million in the three months ended September 30, 2001. The increase was due to (i) increasing premium rates and additional sales production from recently hired sales professionals, while keeping compensation costs constant, and (ii) a decrease in amortization of intangible assets principally due to our adoption of SFAS No. 142. Please read “—New Accounting Pronouncements” below.

Comparison of Nine Months Ended September 30, 2002 and 2001

The Insurance Brokerage segment adjusted results reflect the following Adjustments: (i) $4.5 million and $1.0 million in the nine months ended September 30, 2002 and 2001, respectively, related to Integration Efforts; and (ii) $0.1 million in the nine months ended September 30, 2002 related to Other Adjustments.

Revenues increased 4.3% in the Insurance Brokerage Segment for the nine months ended September 30, 2002 due to net new business production, increasing premium rates and additional sales production from recently hired sales professionals. Offsetting the increase in revenues in the first nine months of 2002 was a $7.6 million reduction in revenues from terminating low margin business, which contributed $0.7 million of revenues in the first nine months of 2002 versus $8.3 million in the first nine months of 2001. Insurance Brokerage revenues before this item increased approximately 8.5% in the first nine months of 2002.

EBITDA in the Insurance Brokerage segment increased $0.1 million, or 0.1%, to $46.1 million in the nine months ended September 30, 2002 from $46.0 million in the nine months ended September 30, 2001. EBITDA Margin in the Insurance Brokerage segment decreased to 22.7% in the nine months ended September 30, 2002 from 23.7% in the nine months ended September 30, 2001. Giving effect to the Adjustments, EBITDA and EBITDA Margin were $50.7 million and 25.0% for the nine months ended September 30, 2002 and $47.0 million and 24.2% for the nine months ended September 30, 2001.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment increased $6.4 million, or 32.5%, to $26.0 million in the nine months ended September 30, 2002 from $19.6 million in the nine months ended September 30, 2001. The increase was primarily due to a decrease in amortization of intangible assets principally due to our adoption of SFAS No. 142. Please read “—New Accounting Pronouncements” below.

Specialized Benefits Services

	Three Months Ended September 30,
	2002			2001
	Segment Results	Adjust- ments	Adjusted Segment Results	Segment Results	Adjust- ments	Adjusted Segment Results
	(in thousands, except for percentages)
Revenues	$11,524	$—	$11,524	$11,391	$—	$11,391
Compensation and Employee Benefits	6,193	—	6,193	5,493	—	5,493
Other Operating Expenses	3,206	—	3,206	2,424	—	2,424

EBITDA	$2,125	$—	$2,125	$3,474	$—	$3,474

EBITDA Margin	18.4%	—	18.4%	30.5%	—	30.5%
Income From Continuing Operations Before Income Taxes	$465			$1,440

	Nine Months Ended September 30,
	2002			2001
	Segment Results	Adjustments	Adjusted Segment Results	Segment Results	Adjustments	Adjusted Segment Results
	(in thousands, except for percentages)
Revenues	$33,932	$—	$33,932	$32,534	$—	$32,534
Compensation and Employee Benefits	19,481	(113)	19,368	17,744	—	17,744
Other Operating Expenses	9,974	(990)	8,984	7,670	—	7,670

EBITDA	$4,477	$1,103	$5,580	$7,120	$—	$7,120

EBITDA Margin	13.2%	—	16.4%	21.9%	—	21.9%
Income (Loss) From Continuing Operations Before Income Taxes	$(964)			$1,582

Comparison of Three Months Ended September 30, 2002 and 2001

Specialized Benefits Services revenues increased $0.1 million, or 1.2%, to $11.5 million in the three months ended September 30, 2002 from $11.4 million in the three months ended September 30, 2001.

EBITDA in the Specialized Benefits Services segment decreased $1.4 million to $2.1 million in the three months ended September 30, 2002 from $3.5 million in the three months ended September 30, 2001. EBITDA Margin in the Specialized Benefits Services segment decreased to 18.4% in the three months ended September 30, 2002 from 30.5% in the three months ended September 30, 2001. EBITDA and EBITDA Margin for the three months ended September 30, 2002 were negatively impacted primarily by expenses incurred to expand and support our sales distribution capacity and infrastructure.

Income (Loss) From Continuing Operations Before Income Taxes in the Specialized Benefits Services segment decreased $0.9 million to $0.5 million in the three months ended September 30, 2002 from $1.4 million in the three months ended September 30, 2001, primarily due to the expenses incurred to expand and support our sales distribution capacity and infrastructure somewhat offset by a decrease in amortization of intangible assets principally due to our adoption of SFAS No. 142. Please read “—New Accounting Pronouncements” below.

Comparison of Nine Months Ended September 30, 2002 and 2001

The Specialized Benefits Services segment adjusted results reflect the following Adjustments: (i) $0.1 million in the nine months ended September 30, 2002 related to Integration Efforts and (ii) $1.0 million in the nine months ended September 30, 2002 related to Other Adjustments.

Specialized Benefits Services revenues increased $1.4 million, or 4.3%, to $33.9 million in the nine months ended September 30, 2002 from $32.5 million in the nine months ended September 30, 2001. The increase in revenues is due to increased benefit enrollment and communication product sales and executive and professional benefits product sales, offset by decreased core benefits product sales.

EBITDA in the Specialized Benefits Services segment decreased $2.6 million to $4.5 million in the nine months ended September 30, 2002 from $7.1 million in the nine months ended September 30, 2001. EBITDA Margin in the Specialized Benefits Services segment decreased to 13.2% in the nine months ended September 30,

2002 from 21.9% in the nine months ended September 30, 2001. Giving effect to the Adjustments, EBITDA and EBITDA Margin in the Specialized Benefits Services segment were $5.6 million and 16.4% in the nine months ended September 30, 2002 and $7.1 million and 21.9% in the nine months ended September 30, 2001. EBITDA and EBITDA Margin for the nine months ended September 30, 2002 were negatively impacted by (i) expenses incurred to expand and support our sales distribution capacity and infrastructure, and (ii) a $0.5 million increase in Growth Based Bonus expense in the first nine months of 2002 from zero in the first nine months of 2001.

Income (Loss) From Continuing Operations Before Income Taxes in the Specialized Benefits Services segment decreased $2.6 million to a loss of $1.0 million in the nine months ended September 30, 2002 from $1.6 million in the nine months ended September 30, 2001, primarily due to (i) expenses incurred to expand and support our sales distribution capacity and infrastructure, (ii) an increase in Growth Based Bonus expense in the first nine months of 2002, and (iii) somewhat offset by a decrease in amortization of intangible assets principally due to an adoption of SFAS No. 142. Please read “—New Accounting Pronouncements” below.

Corporate

	Three Months Ended September 30,
	2002			2001
	Segment Results	Adjust-ments	Adjusted Segment Results	Segment Results	Adjust-ments	Adjusted Segment Results
	(in thousands, except for percentages)
Revenues	$96	$—	$96	$116	$—	$116
Compensation and Employee Benefits	1,775	—	1,775	1,727	—	1,727
Other Operating Expenses	1,997	—	1,997	1,981	—	1,981

EBITDA	$(3,676)	$—	$(3,676)	$(3,592)	$—	$(3,592)

Percentage of Revenues	(4.6)%	—	(4.6)%	(4.8)%	—	(4.8)%
Loss From Continuing Operations Before Income Taxes	$(173)			$(9,526)

	Nine Months Ended September 30,
	2002			2001
	Segment Results	Adjustments	Adjusted Segment Results	Segment Results	Adjustments	Adjusted Segment Results
	(in thousands, except for percentages)
Revenues	$486	$—	$486	$342	$—	$342
Compensation and Employee Benefits	8,789	(3,546)	5,243	8,936	(3,500)	5,436
Other Operating Expenses	7,496	(380)	7,116	6,940	(25)	6,915

EBITDA	$(15,799)	$3,926	$(11,873)	$(15,534)	$3,525	$(12,009)

Percentage of Revenues	(6.7)%	—	(5.0)%	(6.8)%	—	(5.3)%
Loss From Continuing Operations Before Income Taxes	$(23,018)			$(35,406)

Comparison of Three Months Ended September 30, 2002 and 2001

Revenues at the Corporate segment represent interest income. Net Corporate expenses were $3.7 million and $3.6 million in the three months ended September 30, 2002 and 2001, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 4.6% and 4.8% in the three months ended September 30, 2002 and 2001, respectively. Included in the Corporate segment for the three months ended September 30, 2002 was a $0.5 million charge related to the Missigman liability. Please read Note 6, “Contingencies” in our nine months financial statements included elsewhere in this filing under “Gary J. Missigman Litigation.”

Net Loss From Continuing Operations in the Corporate segment was $0.2 million and $9.5 million for the three months ended September 30, 2002 and 2001, respectively. The decrease is primarily the result of $4.1 million in income related to the reduction in value of redeemable common stock warrants and $3.6 million in income related to the reduction in carrying value of stock appreciation rights in the three months ended September 30, 2002.

Comparison of Nine Months Ended September 30, 2002 and 2001

The Corporate segment adjusted results above reflect the following Adjustments: (i) $0.8 million in the nine months ended September 30, 2002 related to Integration Efforts; and (ii) $3.1 million and $3.5 million in the nine months ended September 30, 2002 and 2001, respectively, related to Other Adjustments.

Revenues at the Corporate segment represent interest income. Net Corporate expenses were $15.8 million and $15.5 million in the nine months ended September 30, 2002 and 2001, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 6.7% and 6.8% in the nine months ended September 30, 2002 and 2001, respectively. Included in net Corporate expenses is $1.0 million and $0.9 million for the nine months ended September 30, 2002 and 2001, respectively, in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA, a discontinued operation. As these expenses were incurred by our Corporate segment in connection with litigation matters related to USIA, we do not consider these expenses reflective of our current expense structure. Giving effect to the Adjustments and the legal fees discussed above, net Corporate expenses were $10.9 million and $11.1 million for the nine months ended September 30, 2002 and 2001, respectively, and as a percentage of total consolidated revenues, net Corporate expenses were 4.6% and 4.9% in the nine months ended September 30, 2002 and 2001, respectively. Included in the Corporate segment for the nine months ended September 30, 2002 was a $0.8 million charge related to the Missigman liability. Please read Note 6, “Contingencies” in our nine months financial statements included elsewhere in this filing under “Gary J. Missigman Litigation.”

Net Loss From Continuing Operations in the Corporate segment was $23.0 million and $35.4 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily the result of (i) $4.1 million in income related to the reduction in fair market value of redeemable common stock warrants, (ii) $3.0 million in income related to the reduction in fair market value of stock appreciation rights and (iii) a $4.6 million decrease in interest expense as a result of lower interest rates and a reduction in debt outstanding in 2002 versus 2001.

Adjustments

Our discussion in “—Results of Operations” above reflects Adjustments to EBITDA of $9.7 million and $4.5 million for the nine months ended September 30, 2002 and 2001, respectively. The Adjustments to EBITDA relate to Integration Efforts resulting from our acquisitions and Other Adjustments. We have made these adjustments because we believe that doing so allows us to evaluate our business and financial results based on our on-going operating structure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Integration Efforts
Compensation and Employee Benefits	$—	$—	$5,396	$—
Other Operating Expenses	—	—	116	975

Total Integration Efforts	—	—	5,512	975
Other Adjustments
Compensation and Employee Benefits	—	—	2,711	3,500
Other Operating Expenses	—	—	1,445	25

Total Other Adjustments	—	—	4,156	3,525

Total Adjustments to EBITDA	—	—	9,668	4,500

Change in Value of Stock Appreciation Rights	(3,626)	—	(2,995)	—
Change in Value of Redeemable Common Stock Warrants	(4,070)	—	(4,070)	—
Early Extinguishment of Debt	—	—	660	—

Total Adjustments to Income (Loss) From Continuing Operations before Income Tax Expense (Benefit)	$(7,696)	$—	$3,263	$4,500

Integration Efforts

Upon completion of the majority of our acquisitions, we undertook initiatives to determine the following: (i) positions within the organization that could be eliminated without resulting in loss of revenues or detriment to service; (ii) sales professionals contracts that should be renegotiated because they were in excess of our standard compensation practices; and (iii) accretive benefits that could be derived from the early termination of lease commitments. Upon completion of the analysis for the first quarter of 2002, we reduced our employee headcount by 32, who were given various levels of severance depending on their length of service with us. This process resulted in severance charges of $3.6 million in the first quarter of 2002. In addition, we renegotiated the compensation arrangements of four sales professionals, whose compensation arrangements were in excess of our standard compensation practices. The renegotiation of these contracts resulted in an expense of $1.8 million in the first quarter of 2002. As a final integration effort, we terminated a lease arrangement at one location that resulted in charges of $0.1 million in the first quarter of 2002.

In 1999, we sold a brokerage operation that generated revenues from commissions and fees on the sale of life insurance products primarily through third-party agents, which we call wholesale distribution. The wholesale distribution strategy of this operation did not fit with our current focus on retail distribution; as a result, we sold the operation to the former owners of that operation and recorded a loss of $3.2 million on the sale of the business. Included in the consideration received for the operation was a note receivable based on a future revenue sharing arrangement. Upon review of the current and future revenue streams generated and to be generated from the sold brokerage operation, we determined that the note was impaired. The note receivable, originally issued for $1.5 million, was written down by $1.0 million in the second quarter of 2001 and $0.1 million in the first quarter of 2002.

Other Adjustments

In January 2002, Bernard H. Mizel retired as our chairman and chief executive officer. David L. Eslick, who has been president and chief operating officer since July 1998, succeeded Mr. Mizel. In the first quarter of 2002, we recorded a charge of $2.8 million related to the retirement.

In the first quarter of 2002, we accrued $0.3 million related to the Royal Indemnity Company Claim. Please read Note 6, “Contingencies,” in our nine month financial statements included elsewhere in this filing, under “Royal Indemnity Company Claim.”

In 2000, in an effort to provide a simplified and common medical and dental insurance program to our employees, we decided to consolidate our insurance program into one self-insured medical and dental plan. Prior to this plan, many of our acquired businesses had purchased their medical insurance on an individual basis. These medical contracts were placed with a number of a different regional and/or national insurance companies principally on a fully insured basis. These insurance brokerage businesses had an employment size that placed them into the insurance carriers “community rated” programs. Community rated programs are for businesses that do not have a sufficient employee size, generally less than 100 employees, for the insurance carriers to evaluate their claim history and, therefore, the rate history on an individual basis. In accordance with GAAP, we are required to establish a liability for incurred but not yet reported claims. Since the prior insurance carriers categorized these acquired businesses as community rated, they could not provide us with historical claims information. Therefore, we could not reasonably estimate this liability at the end of 2000. Our historical experience indicates that our average monthly claims are approximately $1.0 million and the lag in reporting claims is approximately three and one-half months. In the first quarter of 2001, we recorded a $3.5 million charge to establish this self-insurance plan liability. We have purchased a specific and aggregate insurance policy to minimize our future exposure.

In December 2001, we entered into a services agreement with Ceridian. The agreement stipulates that Ceridian will provide administrative services to our customers and us. We estimate that the conversion cost associated with this service agreement will be $1.2 million and we have accrued this amount in the fourth quarter of 2001. In March 2002, the original service agreement was amended due to our announcement to sell USIA. Please read “—Discontinued Operations” above. The amendment eliminated USIA as a party to the service agreement, which resulted in the accrual of an additional $1.0 million in the first quarter of 2002.

Stock Appreciation Rights

In 1995, we adopted a Long-Term Incentive Plan to provide a means to attract, retain and motivate employees. As part of the Long-Term Incentive Plan we issued SARs. SARs generally vest over a five-year period, although accelerated vesting is possible under specified circumstances. Upon exercise of a SAR, the holder generally is entitled to receive, in cash, the excess of the fair market value per share of our common stock on the date of exercise over the grant price of the SAR. The valuation of SARs is based on the estimated fair value of a share of our common stock. In accordance with GAAP, compensation expense, or a reduction of compensation expense, for SARs is recorded based on the change in fair value from grant date to each balance sheet date. Please read Note 3, “Stockholders’ Equity—Long-Term Incentive and Share Award Plan,” in our nine month financial statements included elsewhere in this filing. We recorded a net reduction in SAR-related compensation expense of $3.6 million and $3.0 million in the three and nine months ended September 30, 2002, respectively, resulting from a reduction in the fair market value of our common stock. Upon the consummation of our IPO in October 2002, the Long-Term Incentive Plan was terminated and replaced with the 2002 Equity Incentive Plan. Also, since the consummation of our IPO, we have made an offer to exchange outstanding SARs that are held by current employees for stock options or stock under our 2002 Equity Incentive Plan. The historical accounting treatment of SARs will continue until the exchange is finalized and all the SARs tendered in the exchange are cancelled; that is, the difference between the reference price of the SARs and the market value of our stock will continue to be recorded on our income statement. As individual SAR holders exchange their SARs for stock options, the number of options that each individual employee is entitled to receive and the option exercise price, will be known. In accordance with GAAP, this type of stock compensation plan is accounted for as a fixed plan, and compensation expense is measured by the difference between the quoted market price and the price, if any, to be paid by the employee. The corresponding accrual for SAR-related compensation expense will be reversed and will offset any compensation expense that will be recognized upon the conversion to a stock option. Provided that our stock price does not increase significantly prior to the consummation of the exchange of SARs for options, we believe that the financial statement impact of the transaction in which the SARs are ultimately exchanged for stock options will not be material. Upon the consummation of the exchange of all SARs for options or stock, no further expense will be recognized under our 2002 Equity Incentive Plan in connection with the exchange.

Redeemable Common Stock Warrants

In March 1996, we issued warrants to purchase 739,999 shares of common stock issued at an exercise price of $11.125 per share. All 739,999 of the warrants were outstanding and exercisable at September 30, 2002. Prior to the IPO, the holders of all or a portion of these warrants and warrant shares could have elected to put them back to us until the expiration of the warrants in January 2003. Concurrent with the IPO, holders of the warrants agreed that these put rights terminated. The put price for the warrants was the greater of zero and the difference between the fair market price of the common stock and the exercise price of the warrants at the time of the put. The put price for shares that have been issued upon exercise of the warrants was the fair market price of the common stock at the time of the put. The aggregate value of the warrants was $4.3 million and $0.2 million at June 30, 2002 and September 30, 2002, respectively, and is reported as Redeemable Common Stock warrants on our balance sheet. The change in the fair market value of the warrants resulted in $4.1 million of income for the three months ended September 30, 2002 resulting from a reduction of the fair market value of our common stock.

Liquidity and Capital Resources

Our debt consists of the following:
	As of December 31, 2001	As of September 30, 2002
	(in thousands)
Existing Credit Facility:
Term loan (a)	$112,500	$89,441
Revolving credit facility (b)	73,475	73,575
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2007	42,178	40,499
CNA Pro Finite Risk Policy	7,570	4,579
Zurich term loan	3,000	3,000
Other long-term debt, including capital leases	11,313	10,877

Total debt	250,036	221,971
Current portion of long-term debt	(37,086)	(40,970)

Long-term debt	$212,950	$181,001

(a)	The outstanding balance as of November 30, 2002 was $30.6 million. The reduction resulted from the IPO on October 25, 2002.
(b)	The outstanding balance as of November 30, 2002 was $56.1 million. The reduction resulted from the IPO on October 25, 2002, somewhat offset by borrowings under the revolver.

Our existing credit facility is comprised of (i) a $75.0 million revolving credit facility, expiring on September 17, 2004, and (ii) a $125.0 million term loan payable in quarterly installments, which commenced on

December 31, 1999. The last quarterly installment is due on September 17, 2004, the maturity date of the term loan. The revolving credit facility is available on a revolving basis for loans denominated in U.S. dollars and for letters of credit.

From the inception of our existing credit facility on September 17, 1999 through December 31, 2001, we amended the facility five times to adjust financial covenants. Without these amendments, we would have been in default under the facility. As of September 30, 2002 we were in compliance with the facility as amended.

As of September 30, 2002, the significant financial covenants of our existing credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Total Debt to Adjusted Pro Forma EBITDA Ratio(a)	3.58	3.95 maximum
Interest Expense Coverage Ratio(a)	3.63	2.50 minimum
Stockholders’ Equity(a) (in millions)	$112.7	$101.0 minimum

(a)  Defined in our existing credit facility.

In the event that our Consolidated Total Debt to Adjusted Pro Forma EBITDA Ratio is not 2.00 or less as of December 31, 2002, we will be required to pay a fee equal to 1.00% of the outstanding borrowings under our existing credit facility.

With the consummation of the IPO and the net proceeds used to reduce bank borrowings, we are currently evaluating our debt structure in light of our available sources of funding. Upon completing this evaluation, we expect to be in a position to make a judgment as to what the debt component of our capital structure should be to best support our business and acquisition strategy. This may or may not result in the decision to replace our existing credit facility with either a new credit facility, publicly or privately offered notes, some other form of debt financing, or some combination of the foregoing or request an amendment to our existing credit facility. In the event that we replace our existing credit facility, we will be required to pay a fee equal to 1.00% of the revolving credit commitment and the outstanding borrowings under the term loan as determined 30 days prior to repayment. In the event our existing credit facility is not replaced by March 31, 2003, and depending on our results of operations, we may be required to request from our current lenders a waiver or modification of the shareholders’ equity covenant, and possibly other covenants, in the existing credit facility. Failure to comply with financial covenants in our existing credit facility could cause all or a portion of our debt to become immediately due and payable.

On October 31, 2002, Standard & Poor’s removed us from CreditWatch and affirmed its single-‘B’-plus rating on our company, after we successfully completed our IPO. In its press release regarding our credit rating, Standard & Poor’s also indicated that the outlook on our company is positive.

In addition to our debt service requirements, we will require liquidity for capital expenditures and working capital needs. Capital Expenditures for the nine months ended September 30, 2002 and 2001, were $5.1 million and $5.8 million, respectively. For the nine months ended September 30, 2002 and 2001, $3.3 million and $4.1 million, respectively, of our total Capital Expenditures were related to management information systems. We have funded our capital expenditures with cash generated internally from operations and from external financing and expect to continue to do so in the future. Our total capital expenditures are expected to be approximately $9.0 million in 2002.

We believe that cash and cash equivalents on hand of $17.0 million as of September 30, 2002, together with cash flow generated from operations, should be sufficient to fund our debt principal repayments, working capital needs and capital expenditures through December 31, 2002. Our liquidity thereafter will depend on our financial results and future available sources of additional equity or debt funding and our results of operations. The revolving credit facility provides us with availability of up to $75.0 million, all of which is available for general corporate purposes, including acquisitions. As of September 30, 2002, borrowings outstanding under the revolving credit facility were $73.6 million. Additionally, we had $1.4 million outstanding under a letter of credit. As of November 30, 2002, we had borrowings outstanding under the revolving credit facility of $56.1 million and letters of credit outstanding of $1.4 million. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

Cash and cash equivalents from continuing operations increased (decreased) by $(13.9) million and $0.2 million for the nine months ended September 30, 2002 and 2001, respectively. Net Cash Provided by Operating Activities totaled $23.1 million and $20.5 million for the nine months ended September 30, 2002 and 2001, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable.

Net cash provided by (used in) continuing operations investing activities totaled $8.9 million and $(10.9) million for the nine months ended September 30, 2002 and 2001, respectively, which principally reflects acquisition activities and capital expenditures. Included in the net cash provided by continuing investing activities for the nine months ended September 30, 2002 is $18.3 million in proceeds from the sale of USIA. Please read “Discontinued Operations.” Cash expenditures for acquisitions amounted to $4.3 million and $5.6 million for the nine months ended September 30, 2002 and 2001, respectively. We made no acquisitions in the first nine months of 2002 or 2001. The $5.6 million for the nine months ended September 30, 2001 reflects the payment of additional purchase price on retention based acquisitions, as well as the payment of the cash portion of an acquisition effective in 2000 but paid in the first quarter of 2001. The $4.3 million for the nine months ended September 30, 2002 reflects additional purchase price and retention based acquisition payments. Cash expenditures for Capital Expenditures amounted to $5.1 million and $5.8 million for the nine months ended September 30, 2002 and 2001, respectively. Investments in “Discontinued Operations” amounted to $8.9 million and $11.8 million for the nine months ended September 30, 2002 and 2001, respectively.

Net cash provided by (used in) financing activities totaled $(37.0) million and $2.4 million for the nine months ended September 30, 2002 and 2001, respectively, as we made debt payments and continued to issue both debt and equity. In the first quarter of 2002, we received $2.5 million from the issuance of our preferred stock to Sovereign Bancorp. In the second quarter of 2002, we used $16.3 million of the proceeds from the sale of USIA to reduce our term loan.

Commitments

The table below summarizes our indebtedness and lease commitments as of September 30, 2002:

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Credit facility	$163,016	$12,777	$150,239	$—	$—
Other debt	58,955	28,193	26,827	3,579	356
Operating lease commitments	66,333	14,350	24,140	15,412	12,431

Total	$288,304	$55,320	$201,206	$18,991	$12,787

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when determined. At September 30, 2002, we estimate the future significant contingent purchase price payments to be $9.8 million, which would be payable in a combination of cash, preferred stock and debt. Because of the contingent nature of this liability, under GAAP this amount has not been recorded as a liability in our financial statements. This amount primarily relates to one acquisition and will be reflected on our financial statements as a liability and additional purchase price within 90 days of the measurement date. The 90 day period from the measurement date allows us to calculate the contingent purchase price. Approximately $3.0 million and $6.8 million of the future contingent purchase price payments have measurement dates of December 31, 2002 and December 31, 2003, respectively.

New Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS No. 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. Intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their useful lives. We will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In May 2002, we completed the transitional impairment test, which indicated that there was no goodwill impairment at January 1, 2002. We will complete our final impairment test in the fourth quarter of 2002. We have no intangible assets with indefinite lives.

In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of a business. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002. In accordance with SFAS No. 144, we have presented USIA as a discontinued operation.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. We will adopt SFAS No. 145 as of January 1, 2003. We do not expect that the adoption of this statement will have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption of this statement will have a significant impact on our financial position or results of operations.

Item 3.     Quantitative And Qualitative Disclosures About Market About Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $163.0 million of floating rate bank debt outstanding at September 30, 2002. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt will result in a $1.6 million decrease annually in our net earnings. We currently do not engage in any derivatives or hedging transactions.

Item 4.     Controls and Procedures

Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
U.S.I. HOLDINGS CORPORATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is set forth in Note 6 “Contingencies” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this report. The disclosure set forth in Note 6 “Contigencies” is incorporated herein by reference.

Item 2.     Changes in Securities and Use of Proceeds

On October 22, 2002, we commenced our initial public offering of 9.0 million shares of our common stock priced at $10 per share and our common stock began trading on The Nasdaq National Market on that date under the symbol “USIH.” Merrill Lynch & Co. and JPMorgan acted as the co-managing underwriters of the offering. The offering was consummated on October 25, 2002. After payments of underwriting discounts, commissions and expenses, the offering raised approximately $78.4 million in net proceeds. The entire net proceeds of the offering were used to repay indebtedness under our existing credit facility.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5      Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 3.1	Amended and Restated Certificate of Incorporation.

	Exhibit 3.2	Amended and Restated Bylaws.

	Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION (Registrant)

DATE: December 2, 2002	BY:	/s/ Edward J. Bowler
Edward J. Bowler Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

CERTIFICATION

I, David L. Eslick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of U.S.I. Holdings Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have under the supervision and with the participation of our management:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 2, 2002	/s/ David L. Eslick David L. Eslick Chief Executive Officer

CERTIFICATION

I, Edward J. Bowler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of U.S.I. Holdings Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have under the supervision and with the participation of our management:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 2, 2002	/s/ Edward J. Bowler Edward J. Bowler Chief Financial Officer

U.S.I. HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 3.1	Amended and Restated Certificate of Incorporation.

Exhibit 3.2	Amended and Restated Bylaws.

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002