Form 10-K
period 2002-12-31
USI HOLDINGS CORP
filed 2003-03-28
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to         .

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

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No [X].

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on March 27, 2003, was approximately $356,796,330.

As of March 27, 2003, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 44,584,194 shares.

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

U.S.I. HOLDINGS CORPORATION

Forward Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, contingencies and matters relating to our operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting us.

Forward-looking statements made by us or on our behalf are subject to risks and uncertainties, including but not limited to the following: general economic conditions around the country; downward commercial property and casualty premium pressures; the competitive environment; the integration of our operations with those businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; future regulatory actions and conditions in the states in which we conduct business; our level of indebtedness and debt service requirements; and our ability to attract and retain key sales and management professionals. Our ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

PART I

Item 1.    Business

We are a distributor of insurance and financial products and services to small and mid-sized businesses. Founded in 1994, we have grown organically and through acquisitions to become the eighth largest insurance broker in the United States and a provider of employee health and welfare products and related consulting and administration services. We currently have approximately 60,000 small and mid-sized business clients. Our sales and marketing efforts are focused primarily on serving middle-market businesses. We have two operating segments: Insurance Brokerage and Specialized Benefits Services segment. The products and services we distribute and offer through our two operating segments can be categorized as:

Insurance Brokerage Segment

•	General and specialty property and casualty insurance, which we refer to as P&C insurance

•	Individual and group health, life and disability insurance, which we refer to as group employee benefits insurance

Specialized Benefits Services Segment

•	Core benefits (health and welfare)

•	Benefits enrollment and communication

•	Executive and professional benefits

Approximately 84% of our revenues for the year ended December 31, 2002 was derived from our Insurance Brokerage segment. Within this segment, approximately 66% relates to P&C insurance and 34% to group employee benefits insurance. The remaining approximate 16% of our revenues was derived from our Specialized Benefits Services segment. Within this segment, approximately 52% relates to core benefits, 30% to benefits enrollment and communication and 18% to executive and professional benefits.

Our sales and marketing efforts are primarily focused on distributing insurance and financial products and services to middle-market businesses. We have approximately 350 sales professionals and product specialists based in 61 offices in 20 states.

Our History

Since our inception in 1994, we have built a national distribution system through the acquisition, consolidation and integration of over 90 insurance brokers and related businesses. Substantially all of these acquisitions were completed before December 31, 1999. Our early acquisition growth strategy was financed primarily by equity investments by private investment firms and large insurance and financial services companies, or their respective affiliates, some of which entered into strategic marketing agreements with us and designated representatives to serve on our board of directors.

In the past two years, we have shifted our focus mostly toward integrating these operations. We have committed significant resources to establishing operating and financial reporting standards and conforming the technology platforms utilized by our various business units.

In 1998 and 1999, we raised equity capital from Zurich Financial Services Group and Capital Z Financial Services Fund II, L.P., and its affiliates (Capital Z), along with other investors, the proceeds of which were used towards managing our capital structure and funding the growth of our business.

On October 25, 2002, we completed an initial public offering of 9,000,000 shares of our common stock at a price of $10.00 per share. The proceeds from our initial public offering, net of the underwriting discount and expenses, of approximately $78.4 million were used to repay indebtedness under our credit facility.

Capital Z is our largest investor. Capital Z is a leading private equity investment firm focused on the financial services sector, with significant experience in the insurance area. Capital Z, together with Capital Z’s representatives on our board, own 23.9% of our common stock at December 31, 2002. Two members of our board of directors are Capital Z partners.

Operations

We are currently organized into five geographic reporting units and one product line reporting unit. Each of these businesses is managed by a chief executive officer and a chief financial officer. Through this organizational structure, we seek to maintain day-to-day management responsibility and controls at the reporting unit level, enabling employees at that level to be responsive to our clients’, product manufacturers’ and employees’ needs. At the same time, however, through the policies and procedures we instituted, senior management is able to monitor effectively our nationwide operations. These policies and procedures include preparing monthly operating, financial and sales reports for each region to corporate management.

Sales

Our sales strategy is to be a single distribution point to middle-market businesses, serving their insurance and financial products and services needs. Of our approximately 350 sales professionals, 316 are in the Insurance Brokerage segment and 34 are in the Specialized Benefits Services segment. We evaluate our sales professionals by measuring the revenues they generate from new business and cross-selling and the revenues they are able to retain from existing clients. We utilize sales force automation, or SFA, software to manage and track the progression and status of sales prospects.

We originate sales opportunities through a number of channels. We focus primarily on selling products and services to new and existing clients on a direct basis. In addition, we sell through approximately 160 professional associations and affinity groups. We have also found that forming practice groups focused on specific industries, such as environment, entertainment and construction, generates sales opportunities by virtue of the recognition we develop in those industries.

Products and Services

Our Insurance Brokerage segment includes the placement of general and specialty P&C insurance, as well as group employee benefits insurance. Through our Specialized Benefits Services segment, we offer related core benefits (health and welfare), enrollment and communications services and executive and professional benefits. A description of how we are compensated for these services can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Part II, Item 7, General.”

The chart below lists a selection of the principal insurance and financial products and services that we distribute and offer.

Insurance Brokerage Segment

Property and Casualty Insurance	Group Employee Benefits Insurance
• General Commercial Liability	• Health
• Workers’ Compensation	• Life
• Fidelity and Surety Bonds	• Disability
• Professional Liability	• Dental
• Personal Lines (Auto, Home, etc.)
• Affinity Marketing

Specialized Benefits Services Segment

Core Benefits	Benefits Enrollment and Communication	Executive and Professional Benefits

•   Health and Welfare Consulting, Administration

•   Defined Contribution Consulting, Record Keeping

•   Defined Benefit/Actuarial Consulting, Administration

•   Related Legal/Compliance Consulting, Research

•   Employee Benefits Outsourcing

	• Core Benefit Enrollment • Supplemental Individual Life and Disability Insurance • Supplemental Critical Care and Cancer Insurance	• Bank Owned Life Insurance (BOLI) • Company Owned Life Insurance (COLI) • Executive Disability Income Insurance • Estate Planning • Individual Financial Planning

Property and Casualty Insurance.    We place P&C insurance, including general commercial liability, workers’ compensation, fidelity and surety bonds, professional liability and personal lines. Revenues generated from the sales of these products and services accounted for approximately 55% of our revenues for the year ended December 31, 2002.

Group Employee Benefits Insurance.    We place individual and group health, life, disability and dental insurance, as well as individual long-term care insurance. These policies are underwritten by life and health insurance carriers and health maintenance organizations, or HMOs. Revenues generated from the sales of these products and services accounted for approximately 29% of our revenues for the year ended December 31, 2002.

Core Benefits.    Core Benefits covers a broad spectrum of benefit and retirement plan related consulting and administration services. Employee benefits services include plan design and related outsourcing services and related legal and compliance consulting. Retirement plan services include plan design, communication and administration (both defined contribution and defined benefit). Revenues generated from the sales of these products and services accounted for approximately 8% of our revenues for the year ended December 31, 2002.

Benefits Enrollment and Communication.    We administer the annual employee benefits open enrollment function for our business clients. In conjunction with the administrative services we provide, our enrollment counselors sell voluntary supplementary insurance products such as additional life or disability insurance to our clients’ employees. Revenues generated from the sales of these products and services accounted for approximately 5% of our revenues for the year ended December 31, 2002.

Executive and Professional Benefits.    Our Executive and Professional Benefits division provides consulting, administration and funding strategies for executive benefits programs. Our primary line of business is in the design and implementation of supplemental executive retirement plans and other non-qualified executive benefits programs. We are also a distributor of bank-owned life insurance programs. Lastly, we provide other executive benefits services to individuals or corporate clients such as executive disability benefits planning, estate planning, individual financial planning and executive benefits communications. Revenues generated from the sales of these products and services accounted for approximately 3% of our revenues for the year ended December 31, 2002.

Insurance Carriers

We maintain relationships with over 200 insurance carriers in the United States and no single insurance carrier’s products represented a material portion of our total commissions and fees in 2002.

Customers

We currently have approximately 60,000 small and mid-sized business clients. Revenues generated by our ten largest clients accounted for 4.9% of our commissions and fees in 2002, while no single client in this group represented more than 1.0% of our commissions and fees in 2002.

Competition

The insurance brokerage industry is highly competitive. We face competition from other brokerages, insurance companies, banks and other financial services companies. In addition to direct competition from the insurance companies, new sources of competition are emerging as commercial banks accelerate their efforts to diversify their financial services to include insurance brokerage services (often through the acquisition of established insurance brokerages) for greater flexibility to create and market insurance products.

We compete for clients on the basis of reputation, client service, program and product offerings and the ability to tailor our products and risk management services to the specific needs of a client. We believe that most of our competition is from numerous local and regional insurance brokerage firms and, to a lesser extent, from national insurance brokerage firms that pursue a similar strategy, which include Arthur J. Gallagher, Brown & Brown and Hilb, Rogal and Hamilton.

Our Specialized Benefits Services segment competes with consulting firms, brokers, third-party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. We believe that most of our competition is from large, diversified financial services organizations that are willing to expend significant resources to enter our markets.

Regulation

Our activities in connection with insurance brokering and related administrative and other services are subject to regulation and supervision by state authorities. Although the scope of regulation and form of supervision may vary from jurisdiction to jurisdiction, insurance laws are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance products and related employee benefits services in the jurisdictions in which we currently operate is dependent upon our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.

Governmental regulation may eliminate the federal tax law advantages or otherwise limit the sale of split dollar life insurance policies. We design and implement supplemental executive retirement plans that use split dollar life insurance as a funding source. In recent years, the Internal Revenue Service, or IRS, has proposed regulations relating to the tax treatment of split dollar life insurance arrangements. The IRS recently proposed regulations that treat premiums paid by the employer in connection with some split dollar life insurance arrangements as loans to the employee for tax purposes and taxes them as loans under the Internal Revenue Code. In addition, the recently enacted Sarbanes-Oxley Act may affect these arrangements. Specifically, the Sarbanes-Oxley Act includes a provision that prohibits loans from public companies to their directors and/or executives. Because a split dollar life insurance arrangement between a public company and its directors and/or executives could be viewed as a personal loan, we may face a reduction in sales of split dollar life insurance policies to some of our clients. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive or otherwise impacting these arrangements. The Executive and Professional Benefits division of our Specialized Benefits Services segment designs and implements supplemental executive retirement plans that use split dollar life insurance as a funding source. Our Executive and Professional Benefits division is one of our highest margin operations and, in 2002, represented approximately $10 million, or 3%, of our revenues.

USI Securities, Inc., our subsidiary, is a broker/dealer for mutual funds and a securities and investment adviser regulated by the National Association of Securities Dealers, Inc. and the SEC. Under SEC regulations, USI Securities, Inc. must maintain minimum net capital reserves.

Employees

At December 31, 2002, we had approximately 2,000 employees, of which approximately 350 are sales professionals. We are not involved in any material disputes with employees and believe that relations with our employees are good.

The ten top revenue producing sales professionals during 2002 represented 9.7% of our commissions and fees for the year. No single salesperson was responsible for more than 2.2% of our commissions and fees in 2002.

Risks Related to Our Business

We face a number of risks in our business. If any of the following risks develop into actual events, our business, financial condition or results could be negatively affected, the market price or your shares could decline and you may lose all or part of your investment.

•	We have a history of net losses and may incur losses in the future, which could negatively impact the value of our common stock.

•	We have substantial indebtedness and debt service requirements and are subject to restrictive covenants in our existing credit facility, which may limit our ability to finance our operations and implement our business strategy.

•	Our continued growth is partly based on our ability to acquire and successfully integrate the acquired businesses into our decentralized operations, and our failure to do so may negatively affect our financial results.

•	Recently enacted and pending legislation may reduce or eliminate our ability to sell some life insurance products that we sell to our executive and professional benefits division’s clients, and could negatively affect our financial results.

•	Goodwill and other intangible assets represent a substantial portion of our assets and if we are required to write down this asset, our financial condition and results would be negatively affected.

•	We are dependent on key sales and management professionals who could end their employment with us, which could negatively affect our financial results.

•	Our decentralized operating strategy and structure make it difficult to respond quickly to operational or financial problems, which could negatively affect our financial results.

•	We act as brokers for state insurance funds such as those in California which could choose to reduce brokerage commissions and/or contingent commissions we receive, which could negatively affect our financial results.

Website

We maintain a website at www.usi.biz. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through our website as soon as reasonably practicable after such reports are filed or furnished electronically with the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.

Item 2.    Properties.

We lease our principal corporate office in San Francisco, California, and our operating unit offices in various states. Information regarding our lease commitments is set forth in Note 9 “Lease Commitments” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 9 “Lease Commitments” is incorporated herein by reference.

Item 3.    Legal Proceedings.

Information regarding legal proceedings is set forth in Note 14 “Contingencies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 14 “Contingencies” is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

Pursuant to a Written Consent in Lieu of a Meeting of Stockholders dated October 9, 2002, holders of the requisite majority of our then outstanding shares of series H and I preferred stock voting together as a single class and a majority of our total outstanding voting securities approved resolutions to amend the certificate of designations for series H and I preferred stock eliminating the per share and aggregate proceeds dollar amount from the definition of “Public Offering” therein. On October 11, 2002, the holders of the requisite majority of our then outstanding shares of series G preferred stock and a majority of our total outstanding voting securities approved a substantively identical resolution to remove the per share and aggregate proceeds dollar amount from the definition of “Public Offering” in the series G preferred stock certificate of designations. On October 16, 2002, the holders of the requisite majority of our then outstanding shares of series F preferred stock and a majority of our total outstanding voting securities approved a substantively identical resolution as described above, to remove the per share and aggregate proceeds dollar amount from the definition of “Public Offering” in the series F preferred stock certificate of designations.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “USIH.” The following table sets forth the intra-day high and low sales prices for our common stock on the Nasdaq Stock Market for the periods indicated since our initial public offering on October 22, 2002:

Fiscal 2002	High	Low
Fourth Quarter
October 22, 2002 to December 31, 2002	$11.7500	$9.6000

As of March 27, 2003, there were 44,584,194 shares of our common stock outstanding, held by approximately 242 stockholders of record. The closing sale price of our common stock on March 27, 2003 was $10.25 per share.

Under our existing credit facility we are currently prohibited from paying dividends on or repurchasing shares of our capital stock, with the limited exception of repurchasing shares held by terminated employees.

Recent Sales of Unregistered Securities

In January 2002, the Company sold 357,143 shares at $7.00 per share (pre-split) of its Series Y preferred stock for gross proceeds of $2,500,000. Our issuance of these securities was not registered under the Securities Act of 1933, as amended (the “Securities Act”), because such private placement was exempt under Section 4(2) of the Securities Act.

In June 2002, the Company issued 353,572 shares at $7.00 per share (pre-split) of Series Y preferred stock in exchange for a release of liability of $2,475,000. The private placement of these securities was exempt from registration under the Securities Act pursuant to Section 4(2).

In October 2002, concurrent with our initial public offering, we issued 34,772,835 shares of our common stock to the holders of our series A, B, C, D, E, F, G, H, I, J, K, L, M, N, O, P, Q, R, T, U, V, W, X and Y preferred stock upon the automatic conversion of such series. Our issuance of these securities was not registered under the Securities Act, because such exchange was exempt pursuant to Section 3(a)(9) thereof.

On November 27, 2002, we issued approximately 2,818,420 options to purchase our common stock and 9,138 shares of common stock in exchange for our outstanding share appreciation rights. Such issuance was exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof.

Item 6.    Selected Financial Data.

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this filing. We derived the financial information for each of the years ended and as of December 31, 2002, 2001, 2000, 1999 and 1998 from our audited financial statements and the related notes included elsewhere in this filing. Between 1994 and 1999, we pursued an acquisition strategy with a goal of building a national organization capable of distributing a broad range of insurance and financial products and services. The majority of our over 90 acquisitions were completed prior to December 31, 1999. As a result of our acquisitions, the results in the years 1998 through 2000 are not directly comparable. There is no single acquisition that materially affects the comparability of the financial information presented.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except for per share data)
Income Statement Data:
Revenues
Commissions and Fees	$325,548	$308,349	$286,662	$250,757	$204,828
Investment Income	2,648	3,230	4,072	3,847	3,423

Total Revenues	328,196	311,579	290,734	254,604	208,251
Expenses
Compensation and Employee Benefits	200,982	200,215	172,130	158,702	130,327
Change in Value of Stock Appreciation Rights(a)	(2,995)	3,092	250	(777)	2,074
Value of Stock Options Exchanged for Stock Appreciation Rights	1,269	—	—	—	—
Grant of Restricted Stock Units	1,042	—	—	—	—
Other Operating Expenses	68,779	76,371	62,407	64,887	48,104
Amortization of Intangible Assets	21,326	32,908	32,678	30,386	24,256
Depreciation	11,053	12,818	10,221	8,508	5,596
Interest	17,782	24,091	25,573	28,255	17,130
Change in Value of Redeemable Common Stock Warrants(a)	(4,070)	1,406	—	(2,285)	1,758
Expense on Early Retirement of Debt	2,610	—	—	—	—

Total Expenses	317,778	350,901	303,259	287,676	229,245

Income (Loss) From Continuing Operations Before Income Tax Benefit	10,418	(39,322)	(12,525)	(33,072)	(20,994)
Income Tax Benefit	(518)	(4,645)	(2,668)	(9,402)	(4,777)

Net Income (Loss) From Continuing Operations	10,936	(34,677)	(9,857)	(23,670)	(16,217)
Loss From Discontinued Operations, Net of Income Taxes(b)	(13,751)	(61,806)	(8,349)	(4,963)	(6,942)
Loss on Early Extinguishment of Debt, Net of Income Tax Benefit(c)	—	—	—	(1,511)	—

Net Loss	$(2,815)	$(96,483)	$(18,206)	$(30,144)	$(23,159)

Reconciliation of Net Loss to Net Loss Available to Common Stockholders:
Net Loss	$(2,815)	$(96,483)	$(18,206)	$(30,144)	$(23,159)
Change in Aggregate Liquidation Preference of Preferred Stock	(18,708)	(21,099)	(21,475)	(16,920)	1,921
Change in Redemption Value of Series N Put Rights	138	(138)	—	576	(576)

Net Loss Available to Common Stockholders	$(21,385)	$(117,720)	$(39,681)	$(46,488)	$(21,814)

(Table continued on following page)

(Continued from previous page)

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except for per share data)
Per Share Data—Basic and Diluted: (d)
Net Loss From Continuing Operations	$(0.87)	$(74.16)	$(41.56)	$(53.08)	$(19.72)
Loss From Discontinued Operations, Net of Income Taxes	(1.56)	(81.97)	(11.07)	(6.58)	(9.21)
Loss on Early Extinguishment of Debt, Net of Income Tax Benefit	—	—	—	(2.00)	—

Net Loss Per Common Share	$(2.43)	$(156.13)	$(52.63)	$(61.66)	$(28.93)

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Goodwill, Net	$188,110	$176,793	$188,346	$188,105	$173,582
Other Intangible Assets, Net	92,020	105,396	123,190	139,059	135,523
Total Assets of Continuing Operations	578,414	584,702	553,106	538,258	528,754
Total Debt of Continuing Operations(d)	136,835	250,036	230,429	218,390	248,503
Redeemable Common Stock(e)	21,302	—	—	—	—
Redeemable Preferred Stock(e)	—	27,801	28,590	28,418	27,228
Redeemable Common Stock Warrants(e)	—	4,300	2,894	2,894	5,179
Total Stockholders’ Equity(d)	182,799	92,370	159,862	176,205	85,533

(a)	Certain prior years amounts have been reclassified to conform to the current year’s presentation.
(b)	We sold USIA, formally our third-party administration business, in April 2002. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reflect USIA in our financial statements as a Discontinued Operation. In the fourth quarter of 2001, following the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” we reduced the carrying value of USIA’s intangible assets to their estimated fair value. This resulted in an impairment charge of $46.9 million against USIA-related goodwill and expiration rights. For the years ended December 31, 2002, 2001, 2000, 1999 and 1998, the loss from discontinued operations is reported net of income tax expense (benefit) of zero, $(4.5) million, $0.3 million, $0.9 million, and $(4.6) million, respectively. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations.”
(c)	In March 1999, we recorded a charge of $1.5 million, net of a related tax benefit of $1.0 million, as an extraordinary loss to reflect a prepayment penalty on senior subordinated debt and the write-off of debt issuance costs.
(d)	On October 25, 2002, we completed our initial public offering of 9.0 million common shares at a price of $10 per share. Upon the consummation of the initial public offering, all outstanding shares of Preferred Stock were split adjusted (two-for-five reverse stock split) and converted into approximately 23.1 million shares of our Common Stock. The accretion dividends, with respect to the Preferred Stock, were converted to approximately 9.1 million shares of our Common Stock at the initial public offering price of $10 per share. At December 31, 2002, we had approximately 42.4 million shares of Common Stock outstanding. At December 31, 2001, 2000, 1999 and 1998, we had approximately 0.8 million shares of Common Stock outstanding. The initial public offering proceeds, net of the underwriting discount and expenses, of approximately $78.4 million was used to repay indebtedness under our credit facility.
(e)	At December 31, 2002, we had approximately 2.2 million shares of Redeemable Common Stock outstanding. For a description of put rights relating to our Common Stock and Preferred Stock and our Common Stock Warrants please read “Note 7—Redeemable Securities” in our consolidated financial statements and accompanying footnotes included in Part 2—Item 8.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in Part II-Item 8. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed above and elsewhere.

General

We generate revenues primarily from:

•	commissions paid by insurance companies;

•	fees paid directly by clients for related Specialized Benefits Services; and

•	interest earned on premiums held prior to remittance to insurance companies.

Commissions we earn on the placement of insurance products other than individual life and individual disability, i.e., P&C, health, group life and group disability insurance, are typically calculated as a percentage, ranging from approximately 3% to 20%, of the annual premium but can be influenced by a number of other factors including the type of insurance and amount of the premium. We recognize commission revenues on the later of the effective date of the policy or the billing date. Installment premiums and related commissions are recorded periodically as billed. Commissions earned from the placement of individual life and individual disability insurance are calculated as a percentage of corresponding premiums and the duration or term of the underlying policies. The majority of commissions from individual life and individual disability insurance sales are earned and recognized during the first year the insurance is placed, with the balance earned and recognized over the following two to ten years. We also often receive contingent commissions from insurance carriers, which are designed to provide us incremental incentive compensation for achieving specified premium volume goals set by carriers and/or the loss experience of the insurance we place with them. Contingent commissions are recorded when we receive data from the insurance companies that allow us to reasonably estimate the amount. Non-commission revenues related to Specialized Benefits Services are generally calculated as a percentage of assets under administration or on an hourly basis.

We have two operating segments: Insurance Brokerage and Specialized Benefits Services. Approximately 84% of our revenues, for the year ended December 31, 2002, was derived from our Insurance Brokerage segment. Within this segment, approximately 66% relates to P&C insurance and 34% to group employee benefits insurance. The remaining approximate 16% of our revenues was derived from our Specialized Benefits Services segment. Within this segment, approximately 52% relates to core benefits, 30% to benefits enrollment and communication and 18% to executive and professional benefits.

The majority of our operating expenses relates to Compensation and Employee Benefits, which equated to approximately 61% of revenues in 2002. We refer to the balance of our operating expenses as “Other Operating Expenses,” which includes selling-related expenses, rent, communication expenses and other items. Other Operating Expenses were approximately 21% of total revenues in 2002.

Primary Financial Measures

The financial measures that we use to evaluate our performance on a consolidated basis are:

•	Total Revenues;

•	EBITDA, which we define as Total Revenues less Compensation and Employee Benefits and Other Operating Expenses;

•	EBITDA Margin, which we define as EBITDA as a percentage of Total Revenues; and

•	Net Income (Loss) plus Amortization of Intangible Assets.

We present EBITDA because we believe that it is a relevant and useful indicator of our operating profitability and our ability to incur and service debt. We believe EBITDA is relevant owing to our leveraged approach to our capital structure and resulting significant amount of interest expenses, and our accounting for all acquisitions using the purchase method of accounting and resulting significant amount of amortization of intangible assets. We present EBITDA Margin because we believe it is a relevant and useful indicator in understanding how we view our operating efficiency. We present Net Income (Loss) plus Amortization of Intangible Assets because we believe that it is a relevant and useful indicator in understanding our ability to generate earnings. We believe Net Income (Loss) plus Amortization of Intangible Assets is relevant owing to the significant amount of our amortization of intangible assets resulting from accounting for all acquisitions using the purchase method of accounting.

You should not consider these financial measures as alternatives to other financial measures determined in accordance with accounting principles generally accepted in the United States, which we refer to as GAAP. You should not consider EBITDA as an alternative to cash flows from operating activities, investing activities or financing activities as a measure of liquidity. In addition, please note that because not all companies calculate these financial measures similarly, the presentation of these measures in this filing is not likely to be comparable to those of other companies. Additionally, under our existing credit facility we are currently prohibited from paying dividends on or repurchasing shares of our capital stock, with the limited exception of repurchasing shares held by terminated employees.

Industry Conditions

Premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. From 1987 through 1999, the commercial P&C insurance industry was in a “soft market,” which is an insurance market characterized by a period of flat to declining premium rates, which negatively affected commissions earned by insurance brokers. Years of underwriting losses for insurance companies combined with the downward turn in the equity markets caused insurers to increase premium rates starting in mid- to late 2000. Additionally, the insurance industry was affected by the events of September 11, 2001, which resulted in the largest insurance loss in America’s history and accelerated increases in premium rates for particular lines of commercial P&C insurance. The current “hard market,” which is an insurance market characterized by a period of rising premium rates, is, in general, positively affecting commissions earned by insurance brokers. Approximately 48% of our revenues in 2002 relates to commercial P&C insurance, which is the line of business most impacted by the “hard market.” However, the longevity of this cycle cannot be accurately predicted. In response to rising premiums, some of our customers have increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These factors have negatively impacted our revenues.

Premium rates in the health insurance industry, however, have generally realized a consistent upward trend due to increasing health care delivery costs. However, the upward trend in health care insurance premiums has been somewhat offset by the impact of the economic downturn and its resulting negative impact on employment levels of our customers. In addition, some of our customers have reduced benefits for their employees resulting in a reduction of costs and related insurance premium. This factor has negatively impacted our revenues.

Acquisitions

Between 1994 and 1999, we pursued an acquisition strategy with a vision of building a national organization capable of distributing a broad range of insurance and financial products and services. The majority of our over 90 acquisitions were completed prior to December 31, 1999.

In most acquisitions, we issued a combination of cash, seller notes and preferred stock. Effective with our initial public offering, we discontinued the practice of offering preferred stock as consideration in acquisitions and started the practice of offering common stock. We also structured our acquisition agreements to include contingent purchase price payments, commonly referred to as “earn-outs,” which we treated as adjustments to purchase price and paid in a combination of cash, seller notes and preferred stock and capitalized upon determination. In some cases, acquisitions included annual cash bonuses, which we refer to as “Growth Based Bonuses,” that were payable upon achieving agreed upon performance targets, and are expensed as incurred and are classified in Compensation and Employee Benefits. Effective January 2000, we discontinued the practice of offering Growth Based Bonuses. We incurred $1.6 million, $2.3 million and $3.8 million of Growth Based Bonus Expense in 2002, 2001 and 2000, respectively. We expect that all of our Growth Based Bonus obligations related to completed acquisitions will expire by December 31, 2004. The Growth Based Bonus expense for the years ending December 31, 2003 and 2004 is estimated to be $0.3 million and $0.1 million, respectively.

Discontinued Operations

In the latter part of 2001, we completed a strategic and financial review of our company and concluded that USIA was no longer core to our mission, vision or strategy. Consequently, in January 2002, we announced our intention to sell USIA and subsequently sold the business in April 2002. The cash proceeds from the disposition of USIA were used to repay a portion of our bank borrowings, seller notes associated with the business and related transaction expenses. USIA is reflected in our financial statements as a Discontinued Operation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets, liabilities and results of operations for USIA have been disaggregated in our financial statements. USIA accounted for $74.8 million of total revenues for the year ended December 31, 2001 and had approximately 1,100 employees. Discontinued operations had net losses of $13.8 million, $61.8 million, and $8.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. In the fourth quarter of 2001, following the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” we recorded an impairment charge of $46.9 million against USIA’s goodwill and expiration rights. The net loss for the year ended December 31, 2002 includes a $7.2 million pre-tax loss on the sale of USIA in April 2002. For further detail on the losses incurred at USIA in 2001 please read Note 16, “Discontinued Operations,” in our annual financial statements, under “USIA Litigation Matters—Fireman’s Fund Litigation” and “—Mutual of Omaha Litigation.”

Litigation Costs Related to Discontinued Operations

We incurred $1.0 million, $2.5 million and $1.2 million in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses were incurred in connection with litigation matters related to USIA, but are reflected in the results of our corporate segment under Other Operating Expenses, consistent with our accounting practices.

Quarterly Fluctuations

Historically, our revenues and EBITDA for the fourth quarter of the year have been higher relative to the preceding three quarters because a significant portion of commissions and fees earned from our Specialized Benefits Services segment is typically recorded at that time. In addition, we are subject to quarterly earnings fluctuations attributable to the timing of sales of Specialized Benefits Services products.

Results of Operations

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Revenues	$328,196	$311,579	$290,734
Compensation and Employee Benefits	200,982	200,215	172,130
Other Operating Expenses	68,779	76,371	62,407

EBITDA(a)	58,435	34,993	56,197
Change in Value of Stock Appreciation Rights	(2,995)	3,092	250
Value of Stock Options Exchanged for Stock Appreciation Rights	1,269	—	—
Grant of Restricted Stock Units	1,042	—	—
Amortization of Intangible Assets	21,326	32,908	32,678
Depreciation	11,053	12,818	10,221
Interest	17,782	24,091	25,573
Change in Value of Redeemable Common Stock Warrants	(4,070)	1,406	—
Expense on Early Retirement of Debt	2,610	—	—

Income (Loss) From Continuing Operations Before Income Tax Benefit	10,418	(39,322)	(12,525)
Income Tax Benefit	(518)	(4,645)	(2,668)

Net Income (Loss) From Continuing Operations	10,936	(34,677)	(9,857)
Loss From Discontinued Operations, Net of Income Taxes	(13,751)	(61,806)	(8,349)

Net Loss	(2,815)	(96,483)	(18,206)
Addback:
Amortization of Intangible Assets	21,326	32,908	32,678

Net Income (Loss) plus Amortization of Intangible Assets	$18,511	$(63,575)	$14,472

(a)	Net cash from continuing operating activities was $36.6 million, $21.9 million and $29.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Please read the information under the caption “—Integration Efforts and Other Charges” below for more details.

Revenues.    Revenues increased $16.6 million, or 5.3%, to $328.2 million in 2002 from $311.6 million in 2001. In 2002, we experienced positive net new business and increased premium rates on renewals. In addition, we generated increased revenues from the sales production of recently hired sales professionals. Offsetting the increase in revenues from new business production, increasing premium rates and additional sales production from recently hired sales professionals in 2002, was a $7.7 million reduction in revenues from eliminating low margin business, which contributed $1.1 million in 2002 versus $8.8 million in 2001. Revenues before this item increased approximately 8% in 2002.

Compensation and Employee Benefits.    Compensation and Employee Benefits increased $0.8 million, or 0.4%, to $201.0 million in 2002 from $200.2 million in 2001. In 2002, we had integration efforts and other charges of $8.1 million compared to $11.2 million in 2001. Excluding the effect of these charges, Compensation and Employee Benefits increased $3.8 million or 2.0% in 2002. As a percentage of revenues, Compensation and Employee Benefits was 61.2% in 2002 compared to 64.3% in 2001, primarily due to the charges. Excluding the effect of these charges, Compensation and Employee Benefits as a percentage of revenues was 58.8% in 2002 compared to 60.7% in 2001. The decrease, as a percentage of revenues, in 2002 is primarily due to the positive affects of our integration efforts and improvements in performance in our operations. In an effort to reduce compensation expense, we terminated 32 employees and renegotiated compensation arrangements for four sales professionals during the first quarter of 2002.

Other Operating Expenses.    Other Operating Expenses decreased $7.6 million, or 9.9%, to $68.8 million in 2002 from $76.4 million in 2001. In 2002, we had integration efforts and other charges of $1.6 million compared to $11.3 million in 2001. Excluding the effect of these charges, Other Operating Expenses increased $2.1 million or 3.3% in 2002. As a percentage of revenues, Other Operating Expenses were 21.0% in 2002 compared to 24.5% in 2001, primarily due to the charges. Excluding the effect of these charges, Other Operating Expenses as a percentage of revenues were 20.5% in 2002 compared to 20.9% in 2001.

Net Income (Loss) From Continuing Operations.    Net Income (Loss) From Continuing Operations increased $45.6 million to $10.9 million in 2002 from a loss of $34.7 million in 2001, due to (i) a reduction in Other Operating Expenses principally due to the integration efforts in the fourth quarter of 2001, (ii) improvement in performance of operations, (iii) the gain from the reduction in the book value of the redeemable common stock warrants and the stock appreciation rights, (iv) a decrease in interest expense as a result of lower interest rates and a reduction in debt, and (v) a decrease in amortization of intangible assets principally due to our adoption of SFAS No. 142. Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in our annual financial statements under “Intangible Assets.” The effective tax rate from continuing operations in 2002 was (5.0)% compared to (11.8)% in 2001. The decrease in the effective tax rate and corresponding reduced benefit in 2002 resulted from the increase in the tax valuation allowance established in 2001, offset by the impact of state income taxes.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Revenues.    Revenues increased $20.8 million, or 7.2%, to $311.6 million in 2001 from $290.7 million in 2000. The increase was primarily due to a combination of new business production and increasing premium rates. Excluding the effect of businesses acquired by adjusting 2000 revenues by $4.4 million and excluding $8.0 million of non-recurring revenues in 2000, revenues increased approximately 9% in 2001. In 2000, we received non-recurring revenues of $8.0 million paid to our Specialized Benefits Services segment. $5.0 million of the non-recurring revenues relate to a one-time management-consulting fee related to a technology project. As we are not in the business of information technology management consulting and we do not expect that this sort of consulting services agreement will occur again, we consider these revenues to be non-recurring. The other $3.0 million of the non-recurring revenues were paid by an insurance carrier primarily for acquisition-related and other services provided to consummate our acquisition of one of the insurance carrier’s independent distributors. We do not expect to receive a fee for the performance of these types of services in the future. Accordingly, we consider this payment non-recurring.

Compensation and Employee Benefits.    Compensation and Employee Benefits increased $28.1 million, or 16.3%, to $200.2 million in 2001 from $172.1 million in 2000. In 2001, we had integration efforts and other charges of $11.2 million compared to $2.9 million in 2000. Excluding the effect of these charges, Compensation and Employee Benefits increased $19.8 million or 11.7% in 2001, primarily as a result of the increase in revenues. As a percentage of revenues, Compensation and Employee Benefits were 64.3% in 2001 as compared to 59.2% in 2000, primarily due to the charges. Excluding the effect of these charges and non-recurring revenues in 2000, Compensation and Employee Benefits as a percentage of revenues were 60.7% in 2001 as compared to 59.8% in 2000. In an effort to reduce compensation expense, we terminated 96 employees and renegotiated compensation arrangements for 29 sales professionals during the fourth quarter of 2001.

Other Operating Expenses.    Other Operating Expenses increased $14.0 million, or 22.4%, to $76.4 million in 2001 from $62.4 million in 2000. In 2001, we had integration efforts and other charges of $11.3 million compared to $0.8 million in 2000. Excluding the effect of these charges, Other Operating Expenses increased $3.4 million or 5.6% in 2001. As a percentage of revenues, Other Operating Expenses were 24.5% in 2001 as compared to 21.5% in 2000, primarily due to the charges. Excluding the effect of these charges and non-recurring revenues in 2000, Other Operating Expenses as a percentage of revenues were 20.9% in 2001 as compared to 21.8% in 2000.

Net Loss From Continuing Operations.    Net Loss From Continuing Operations increased $24.8 million to $34.7 million in 2001 from $9.9 million in 2000, primarily due to the items described under the heading “Integration Efforts and Other Charges,” below. This was partially offset by an increase in the Income Tax Benefit of $2.0 million. The Income Tax Benefit recorded in 2001 was reduced by the accrual of an $8.0 million tax valuation allowance against our net deferred tax assets recorded in 2001. In accordance with GAAP, a deferred tax asset valuation allowance must be established to the extent it is more likely than not that an entity will not fully realize the deferred tax asset in the near future. The effective tax rate from continuing operations in 2001 was (11.8)% compared to (21.3)% in 2000. The decrease in the effective tax rate and corresponding reduced benefit in 2001 resulted from the establishment of the valuation allowance in 2001 offset by a reduction in permanent differences relating to non-deductible goodwill and state income taxes.

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

We evaluate segment performance based on revenues, EBITDA and EBITDA margin. EBITDA and EBITDA margin are not substitutes for other financial measures determined in accordance with GAAP. Because not all companies calculate these non-GAAP measures in the same fashion, these measures as presented are not likely to be comparable to other similarly titled measures of other companies.

Insurance Brokerage

	Year ended December 31,
	2002	2001	2000
	(in thousands, except for percentages)
Revenue:
Property & Casualty	$180,825	$167,276	$150,599
Group Employee Benefits	93,442	90,818	89,666

Total Revenues	274,267	258,094	240,265
Compensation and Employee Benefits	160,512	162,142	142,925
Other Operating Expenses	45,395	51,987	45,112

EBITDA	$68,360	$43,965	$52,228

EBITDA Margin	24.9%	17.0%	21.7%
Income From Continuing Operations Before Income Taxes	$41,878	$7,150	$16,777

Comparisons for Years Ended December 31, 2002, 2001 and 2000

The Insurance Brokerage segment results reflect the following integration efforts and other charges: $4.6 million, $16.3 million and $2.0 million in years 2002, 2001 and 2000, respectively.

Revenues in the Insurance Brokerage segment increased 6.3% and 7.4% in 2002 and 2001, respectively, due to net new business production, increasing premium rates and additional sales production from recently hired sales professionals. Offsetting the increase in revenues in 2002 was a $7.7 million reduction in revenues from eliminating low margin business, which contributed $1.1 million of revenues in 2002 versus $8.8 million in 2001. Insurance Brokerage revenues before this item increased approximately 10% in 2002. Property & Casualty revenues represented 55.1%, 53.7% and 51.8% of our total consolidated revenues in 2002, 2001 and 2000, respectively, and Group Employee Benefits revenues represented 28.5%, 29.2% and 30.8% of our total consolidated revenues in 2002, 2001 and 2000, respectively.

EBITDA in the Insurance Brokerage segment increased $24.4 million or 55.5% to $68.4 million in 2002 from $44.0 million in 2001, and decreased $8.3 million or 15.8% to $44.0 million in 2001 from $52.2 million in 2000. EBITDA Margin in the Insurance Brokerage segment was 24.9%, 17.0% and 21.7% in 2002, 2001 and 2000, respectively. Excluding the effect of the integration efforts and other charges, EBITDA and EBITDA Margin in the Insurance Brokerage segment were $73.0 million and 26.6%, $60.2 million and 23.3% and $54.2 million and 22.6% in 2002, 2001 and 2000, respectively. The increase in EBITDA and EBITDA Margin in 2002 is due to (i) a decrease in Compensation and Employee Benefits and Other Operating Expenses, as a percent of revenues, due to the positive affects of our integration efforts and (ii) improvement in performance in our operations.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $41.9 million, $7.2 million and $16.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 is due to (i) the items discussed above, and (ii) a decrease in amortization of intangible assets, principally due to our adoption of SFAS No. 142. Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in our annual financial statements under “Intangible Assets.” The reduction in 2001 is due to the negative impact of the integration effort and other charges in 2001 compared to 2000.

Specialized Benefits Services

	Year ended December 31,
	2002	2001	2000
	(in thousands, except for percentages)
Revenues	$53,310	$53,042	$49,645
Compensation and Employee Benefits	29,824	27,472	21,787
Other Operating Expenses	13,759	12,671	9,075

EBITDA	$9,727	$12,899	$18,783

EBITDA Margin	18.2%	24.3%	37.8%
Income From Continuing Operations Before Income Taxes	$2,727	$4,997	$12,342

Comparisons for Years Ended December 31, 2002, 2001 and 2000

The Specialized Benefits Services segment results reflect the following integration efforts and other charges: $1.1 million, $1.7 million and $0.7 million in years 2002, 2001 and 2000, respectively.

Specialized Benefits Services revenues increased $0.3 million, or 0.5%, to $53.3 million in 2002 and $3.4 million, or 6.8%, to $53.0 million in 2001. Excluding the effect of businesses acquired by adjusting 2000 revenues by $4.4 million and excluding $8.0 million of non-recurring revenues in 2000 as previously discussed, revenues increased approximately 1% and 15% in 2002 and 2001, respectively, in the Specialized Benefits Services segment. The flat revenue growth in 2002 is due to a reduction in core benefit product sales and executive and professional benefit product sales resulting from difficult market conditions, offset by increases in enrollment and communication product sales. Specialized Benefits Services revenues represented 16.2%, 17.0% and 17.1% of our total consolidated revenues in 2002, 2001 and 2000, respectively.

EBITDA in the Specialized Benefits Services segment decreased $3.2 million, or 24.6%, to $9.7 million in 2002 from $12.9 million in 2001 and decreased $5.9 million, or 31.3%, to $12.9 million in 2001 from $18.8 million in 2000. EBITDA Margin in the Specialized Benefits Services segment was 18.2%, 24.3% and 37.8% in 2002, 2001 and 2000, respectively. Excluding the effect of the integration efforts and other charges and non-recurring revenues in 2000, EBITDA and EBITDA Margin in the Specialized Benefits Services segment were $10.8 million and 20.3%, $14.6 million and 27.4% and $11.5 million and 27.7% in 2002, 2001 and 2000, respectively. EBITDA and EBITDA Margin in the Specialized Benefits Services segment in 2002 were negatively impacted by (i) decrease in new business and an increase in lost business in our Core Benefits division, (ii) decrease in new business in our Executive and Professional Benefit division, and (iii) expenses incurred to expand and support our sales distribution capacity and infrastructure.

Income From Continuing Operations Before Income Taxes in the Specialized Benefit Services Segment was $2.7 million, $5.0 million and $12.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 is due to the items discussed above, partially offset by a decrease in amortization of intangible assets principally due to our adoption of SFAS No. 142. Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in our annual financial statements under “Intangible Assets.”

Corporate

	Year ended December 31,
	2002	2001	2000
	(in thousands, except for percentages)
Revenues	$619	$443	$824
Compensation and Employee Benefits	10,646	10,601	7,418
Other Operating Expenses	9,625	11,713	8,220

EBITDA	$(19,652)	$(21,871)	$(14,814)

Percentage of Revenues	(6.0)%	(7.0)%	(5.1)%
Loss From Continuing Operations Before Income Taxes	$(34,187)	$(51,469)	$(41,644)

Comparisons for Years Ended December 31, 2002, 2001 and 2000

The Corporate segment results reflect the following integration efforts and other charges: $3.9 million, $4.6 million and $0.9 million in years 2002, 2001 and 2000, respectively.

Revenues at the Corporate segment represent interest income. Net Corporate expenses were $19.7 million, $21.9 million and $14.8 million in 2002, 2001 and 2000, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 6.0%, 7.0% and 5.1% in 2002, 2001 and 2000, respectively. Included in net Corporate expenses is $1.0 million, $2.5 million and $1.2 million in 2002, 2001 and 2000, respectively, in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA, a discontinued operation. Excluding the effect of the integration efforts and other charges and the legal fees discussed above, net Corporate expenses were $14.7 million, $14.8 million and $12.7 million in 2002, 2001 and 2000, respectively, and as a percentage of total consolidated revenues, net Corporate expenses were 4.5%, 4.7% and 4.5% in 2002, 2001 and 2000, respectively. Included in the Corporate segment in 2002 was a $0.8 million charge related to the Missigman liability. Please read Note 14, “Contingencies” in our annual financial statements under “Gary J. Missigman Litigation.”

Net Loss From Continuing Operations in the Corporate segment was $34.2 million, $51.5 million and $41.6 million in 2002, 2001 and 2000, respectively. The decrease in 2002 is primarily due to (i) a $6.3 million decrease in interest expense as a result of lower interest rates and a reduction in debt, (ii) a $4.1 million gain from the reduction in the book value of redeemable common stock warrants, and (iii) a $3.0 million gain from the reduction in the book value of the stock appreciation rights. The increase in 2001 is primarily a result of the integration efforts and other charges in 2001 compared to 2000.

Integration Efforts and Other Charges

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Integration Efforts
Compensation and Employee Benefits	$5,396	$7,680	$2,918
Other Operating Expenses	116	6,453	758

Total Integration Efforts	5,512	14,133	3,676
Other Charges
Compensation and Employee Benefits	2,711	3,500	—
Other Operating Expenses	1,445	4,848	—

Total Other Charges	4,156	8,348	—

Total Charges to EBITDA	$9,668	$22,481	$3,676

Integration Efforts

Upon completion of the majority of our acquisitions, we undertook initiatives to determine the following: (i) positions within the organization that could be eliminated without resulting in loss of revenues or detriment to service; (ii) sales professionals contracts that should be renegotiated because they were in excess of our standard compensation practices; and (iii) accretive benefits that could be derived from the early termination of lease commitments. Upon completion of the analysis we reduced the number of our employees by 32, 96 and 11, during the first quarter of 2002 and for 2001 and 2000, respectively, and such persons were given various levels of severance depending on their length of service with us. This process resulted in severance charges of $3.6 million, $4.7 million and $2.9 million in the first quarter of 2002 and in 2001 and 2000, respectively. In addition, in the first quarter of 2002 and in 2001, we renegotiated the compensation arrangements of four and 29 sales professionals, respectively, whose compensation arrangements were in excess of our standard compensation practices. The renegotiation of these contracts resulted in an expense of $1.8 million in the first quarter of 2002 and $3.0 million in 2001. Finally, in the first quarter of 2002, and in 2001 and 2000, we terminated lease arrangements at one, eight and four locations, respectively. The early termination of lease commitments resulted in charges of $0.1 million, $1.9 million and $0.5 million in the first quarter of 2002, in 2001 and 2000, respectively. Additionally, in 2000, $0.3 million in claims expense was recorded.

In the fourth quarter of 2001, we reorganized an administrative affinity group marketing operation, included as part of the insurance brokerage segment, after it lost its principal revenue source, commissions and fees generated from the sale of retiree military supplemental medical insurance. This source of revenue was negatively impacted by federal legislation that changed the retiree military medical insurance program. This operation was reorganized into three distinct units. Two of the three units were transferred to then existing operations. Operations at the third unit were terminated. This decision resulted in a write-off of receivables of $2.4 million and a write-off of other assets of $0.8 million for a total charge of $3.2 million in the fourth quarter of 2001.

In 1999, we sold a brokerage operation that generated revenues from commissions and fees on the sale of life insurance products primarily through third-party agents, which we call wholesale distribution. The wholesale distribution strategy of this operation did not fit with our current focus on retail distribution; as a result, we sold the operation to the former owners of that operation and recorded a loss of $3.2 million on the sale of the business. Included in the consideration received for the operation was a note receivable based on a future revenue sharing arrangement. Upon review of the current and future revenue streams generated and to be generated from the sold brokerage operation, we determined that the note was impaired by $1.4 million. The note receivable, originally issued for $1.5 million, was written down by $1.0 million in the second quarter of 2001, written down by $0.3 million in the fourth quarter of 2001 and written down by $0.1 million in the first quarter of 2002.

Other Charges

In January 2002, Bernard H. Mizel retired as our chairman and chief executive officer. David L. Eslick, who has been president and chief operating officer since July 1998, succeeded Mr. Mizel. In the first quarter of 2002, we recorded a charge of $2.8 million related to the retirement.

In the first quarter of 2002, we accrued $0.3 million related to the Royal Indemnity Company Claim. Please read Note 14 “Contingencies,” in our annual financial statements under “Royal Indemnity Company Claim.”

In 2000, in an effort to provide a simplified and common medical and dental insurance program to our employees, we decided to consolidate our insurance program into one self-insured medical and dental plan. Prior to this plan, many of our acquired businesses had purchased their medical insurance on an individual basis. These medical contracts were placed with a number of different regional and/or national insurance companies principally on a fully insured basis. These insurance brokerage businesses had an employment size that placed them into the insurance carriers “community rated” programs. Community rated programs are for businesses that do not have a sufficient employee size, generally less than 100 employees, for the insurance carriers to evaluate their claim history and, therefore, the rate history on an individual basis. In accordance with GAAP, we were required to establish a liability for incurred but not yet reported claims. Since the prior insurance carriers categorized these acquired businesses as community rated, they could not provide us with historical claims information. Therefore, we could not reasonably estimate this liability at the end of 2000. Our historical experience indicated that our average monthly claims were approximately $1.0 million and the lag in reporting claims was approximately three and one-half months. In the first quarter of 2001, we recorded a $3.5 million charge to establish this self-insurance plan liability. We have purchased a specific and aggregate insurance policy to minimize our future exposure. In the fourth quarter of 2002, we changed from the self-insured plan to a fully insured medical and dental plan. We do not believe the financial statement impact of the change will be material.

In 2001, several insurance carriers notified us that differences existed between insurance coverages placed and the corresponding premiums remitted. After a comprehensive review, we determined that in prior periods coverage had been placed with the carriers without the establishment of the corresponding receivable from the client and payable to the carriers on the general ledger. Thus, after obtaining the necessary information from the carriers in 2001, we were able to reasonably estimate and record the corresponding payables and receivables, net of commission revenues. As the receivables related to the years 1997 through 2001 and collection would entail pursuing numerous former clients, we determined in the fourth quarter of 2001 that the collection of these receivables was remote. In accordance with GAAP, since the collection of the receivables was highly uncertain and the amount of the loss was known, we wrote off the $2.8 million receivables in the fourth quarter of 2001. We have since strengthened our internal controls and systems to minimize the risk of similar discrepancies occurring in subsequent periods.

In December 2001, we entered into a services agreement with Ceridian Corporation. The agreement stipulates that Ceridian Corporation will provide administrative services to our customers and us. We estimated that the conversion cost associated with this service agreement will be $1.2 million and we have accrued this amount in the fourth quarter of 2001. In March 2002, the original service agreement was amended due to our announcement to sell USIA. Please read “—Discontinued Operations” above. The amendment eliminated USIA as a party to the service agreement, which resulted in the accrual of an additional $1.0 million in the first quarter of 2002.

In 2000, we entered into an agreement with a company, which agreement was terminated by mutual consent in the fourth quarter of 2001, resulting in an accrual of $0.8 million.

Stock Appreciation Rights

In 1995, we adopted a Long-Term Incentive Plan to provide a means to attract, retain and motivate employees. As part of the Long-Term Incentive Plan we issued stock appreciation rights, which we refer to as SARs. SARs generally vest over a five-year period, although accelerated vesting is possible under specified circumstances. Upon exercise of a SAR, the holder generally is entitled to receive, in cash, the excess of the fair market value per share of our common stock on the date of exercise over the grant price of the SAR. The valuation of SARs is based on the estimated fair value of a share of our common stock. In accordance with GAAP, compensation expense, or a reduction of compensation expense, for SARs is recorded over the vesting period based on the change in fair value from grant date to each balance sheet date. Please read Note 6, “Stockholders’ Equity—Long-Term Incentive and Share Award Plan,” in our annual financial statements. We recorded a net reduction in SAR-related compensation expense of $3.0 million in 2002, resulting from a reduction in the fair market value of our common stock. We recorded SAR-related compensation expense of $3.1 million and $0.3 million in 2001 and 2000, respectively.

Upon the consummation of our initial public offering in October 2002, the Long-Term Incentive Plan was terminated and replaced with the 2002 Equity Incentive Plan. Also, after the consummation of our initial public offering, we made an offer to exchange all outstanding SARs for stock options or stock under our 2002 Equity Incentive Plan. On November 27, 2002, the SARs exchange was completed, the SARs tendered in the exchange were canceled, and the related compensation expense for 2002 was finalized. As of December 31, 2002, there were no SARs outstanding.

2002 Equity Incentive Plan

Our Company’s board of directors adopted and a requisite majority of our stockholders approved a new 2002 Equity Incentive Plan that became effective and replaced the Long-Term Incentive Plan, upon the consummation of the initial public offering. The 2002 Equity Incentive Plan reserves approximately 10.3 million shares of our common stock for issuance to directors, executive officers, employees and non-employee contributors. Awards may consist of options, SARs, restricted shares, dividend equivalents or other share-based awards and are granted to eligible participants under the plan.

After the consummation of our initial public offering, we made an offer to exchange all our outstanding SARs for stock options or stock under our 2002 Equity Incentive Plan. On November 27, 2002, all SAR holders formally agreed to exchange their SARs for stock options and the number of options that each individual employee was entitled to receive and the option exercise price, was known. The historical accounting treatment of SARs was finalized and all SARs tendered in the exchange were cancelled. In accordance with GAAP, that type of stock compensation plan is accounted for as a fixed plan, and compensation expense was measured by the difference between the quoted market price and the price, if any, to be paid by the employee. The corresponding accrual for SAR-related compensation expense was reversed and offset compensation expense that was recognized upon the conversion to a stock option. Our stock price did not increase significantly prior to the consummation of the exchange of SARs for options, therefore the financial statement impact of the transaction in which the SARs were ultimately exchanged for stock options was a $1.3 million expense which was recorded in the fourth quarter of 2002. Upon the consummation of the exchange of all SARs for options or stock, no further expense will be recognized under our 2002 Equity Incentive Plan in connection with the exchange.

Upon the consummation of the initial public offering, approximately 0.1 million of restricted stock units, which were fully vested, were granted to nine executive officers. A $1.0 million expense was recorded for the value of the grant of restricted stock units during the fourth quarter of 2002.

Redeemable Common Stock Warrants

In March 1996, we issued warrants to purchase 0.7 million shares of common stock issued at an exercise price of $11.125 per share. Holders of the Redeemable Common Stock Warrants, issued in conjunction with a

1996 senior subordinated debt offering that was repaid in 1999, agreed to terminate the put rights associated with the Redeemable Common Stock Warrants concurrent with the consummation of the initial public offering. The aggregate value of the warrants was $4.3 million and was reported as Redeemable Common Stock warrants on our balance sheet prior to the consummation of our initial public offering. The change in value of the warrants, which is recorded as change in value of redeemable common stock warrants in our statements of operations, was $(4.1) million and $1.4 million for 2002 and 2001, respectively.

Early Retirement of Debt

On October 25, 2002, we completed our initial public offering of 9.0 million shares at a price of $10 per share. The cash proceeds of the offering after the underwriting discount were $83.7 million. After deducting offering expenses of $5.3 million, $78.4 million was used to pay down our indebtedness under the credit facility. In connection with the debt repayment, we wrote-off $1.9 million in deferred financing costs in the fourth quarter of 2002.

In April 2002, we completed the sale of USIA for $19.9 million. We received cash proceeds of $18.2 million with the remaining consideration of $1.7 million in the form of an account receivable. Of the $18.2 million in cash proceeds, $16.3 million was used to reduce our term loan and $1.9 million was used to pay selling costs. In connection with the debt repayment, we wrote-off $0.7 million in deferred financing costs in the second quarter of 2002.

Liquidity and Capital Resources

Our debt consists of the following:

	December 31,
	2002	2001
	(in thousands)
Existing Credit Facility:
Term loan	$29,521	$112,500
Revolving credit facility	56,075	73,475
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2007	35,880	42,178
CNA Pro Finite Risk Policy	3,028	7,570
Zurich term loan	3,000	3,000
Other long-term debt, including capital leases	9,331	11,313

Total debt	136,835	250,036
Current portion of long-term debt	(32,871)	(37,086)

Long-term debt	$103,964	$212,950

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

From the inception of our existing credit facility on September 17, 1999 through December 31, 2002, we amended the facility five times to adjust financial covenants. Without these amendments, we would have been in default under the facility. Failure to comply with financial covenants in our existing credit facility could cause all or a portion of our debt to become immediately due and payable. As of December 31, 2002 we were in compliance with the facility as amended.

As of December 31, 2002, the significant financial covenants of our existing credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Total Debt to Adjusted Pro Forma EBITDA Ratio(a)	1.97	3.75 maximum
Interest Expense Coverage Ratio(a)	4.42	3.00 minimum
Stockholders’ Equity(a) (in millions)	$204.1	$101.0 minimum

(a)	As defined in our existing credit facility.

On January 31, 2003, we amended the facility for the sixth time to adjust the financial covenants in 2003. Without this amendment, we may have defaulted under the facility in the first quarter of 2003.

With the consummation of the initial public offering and the net proceeds used to reduce bank borrowings, we are currently evaluating our debt structure in light of our available sources of funding. Upon completing this evaluation, we expect to be in a position to make a judgment as to what the debt component of our capital structure should be to best support our business and acquisition strategy. This may or may not result in a decision to replace our existing credit facility with either a new credit facility, publicly or privately offered notes, some other form of debt financing, or some combination of the foregoing or request an amendment to our existing credit facility. In the event that we replace our existing credit facility, we will be required to pay a fee equal to 1.00% of the revolving credit commitment and the outstanding borrowings under the term loan as determined 30 days prior to repayment. In the event our existing credit facility is not replaced by March 31, 2004, and depending on our results of operations, we may be required to request from our current lenders a waiver or modification of the shareholders’ equity covenant, and possibly other covenants, in the existing credit facility. Failure to comply with financial covenants in our existing credit facility could cause all or a portion of our debt to become immediately due and payable.

In the event the revolving credit commitment and the outstanding borrowings under the term loan have not been repaid and all related commitments terminated as of October 1, 2003, we will be required to pay a fee in an amount equal to 1.00% of the sum of the total of the revolving credit commitment and the outstanding borrowings under the term loan as of October 1, 2003. The fee is due and payable on October 1, 2003. However, if we, by July 31, 2003, retain the lenders to structure and arrange a new senior credit facility, then the amount of any refinancing fee that is subsequently paid to the lenders shall be credited towards any fees otherwise payable in connection with a new senior credit facility.

On October 31, 2002, Standard & Poor’s removed us from CreditWatch and affirmed its single-”B”-plus rating on our company with a positive outlook, after we successfully completed our initial public offering.

In addition to our debt service requirements, we will require liquidity for capital expenditures and working capital needs. Capital Expenditures for the years ended December 31, 2002, 2001 and 2000 were $7.0 million, $8.5 million and $10.3 million, respectively. For the years ended December 31, 2002, 2001 and 2000, $4.6 million, $5.6 million and $5.7 million, respectively, of our total Capital Expenditures related to management information systems. We have funded our capital expenditures with cash generated internally from operations and from external financing and expect to continue to do so in the future. Our total Capital Expenditures are expected to be approximately $10.9 million in 2003.

We believe that cash and cash equivalents on hand of $21.4 million and our availability under our revolving credit facility of $17.5 million as of December 31, 2002, together with cash flow generated from operations, should be sufficient to fund our estimated $32.9 million in debt principal repayment, working capital needs and budgeted $10.9 million in capital expenditures through December 31, 2003. Our liquidity thereafter will depend on our financial results and future available sources of additional equity or debt funding and our results of operations. The revolving credit facility provides us with availability of up to $75.0 million, all of which is available for general corporate purposes, including acquisitions. As of December 31, 2002 borrowings outstanding under the revolving credit facility were $56.1 million. Additionally, we had $1.4 million outstanding under letters of credit. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

We hold cash in a fiduciary capacity as a result of premiums received from clients that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our balance sheet with a corresponding liability, net of commissions, to insurance carriers. We earn interest on these funds during the time between receipt of the cash and payment to insurance carriers. In some states, fiduciary cash must be kept in separate bank accounts subject to specific guidelines, which generally emphasize capital preservation and liquidity, and is not generally available to service debt or for other corporate purposes. Insurance brokerage transactions typically generate large cash flows, and the timing of such cash flows can significantly affect the net cash balances held at month end.

Cash and cash equivalents from continuing operations (decreased) increased by $(9.5) million, $29.2 million and $8.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by operating activities totaled $36.6 million, $21.9 million and $29.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable.

Net cash provided by (used in) continuing investing activities totaled $5.6 million, $(14.9) million and $(12.1) million for the years ended December 31, 2002, 2001 and 2000, respectively, which principally reflects acquisition activities and Capital Expenditures. Included in the net cash provided by continuing investing activities for the year ended December 31, 2002 is $18.2 million in proceeds from the sale of USIA. Please read “Discontinued Operations.” Cash expenditures for acquisitions amounted to $5.7 million, $6.9 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. We made no acquisitions in 2002 or 2001. The $5.7 million for the year ended December 31, 2002, reflects the payment of additional purchase price and retention based acquisition payments. The $6.9 million for the year ended December 31, 2001, reflects the payment of additional purchase price on retention based acquisitions, as well as the payment of the cash portion of an acquisition effective in 2000 but paid in the first quarter of 2001. Cash expenditures for Capital Expenditures amounted to $7.0 million, $8.5 million and $10.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Investments in “Discontinued Operations” amounted to $8.9 million, $14.8 million and $11.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Net cash (used in) provided by financing activities totaled $(42.7) million, $36.9 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, as we made debt payments and continued to issue both debt and equity. In the first quarter of 2002, we received $2.5 million from the issuance of our preferred stock to Sovereign Bancorp. In the second quarter of 2002, we used $16.3 million of the proceeds from the sale of USIA to reduce our term loan. In the fourth quarter of 2002, we received $90.0 million from the issuance of common stock in our initial public offering. Of the $90.0 million in gross proceeds from our initial public offering, we used $78.4 million to reduce our term loan and revolving credit facility and we used $11.6 million to pay issuance costs related to our initial public offering. In the fourth quarter of 2001, we received $30.0 million from the issuance of our preferred stock. Of the $30.0 million issued, $15.0 million was issued to UnumProvident Corporation and $15.0 million was issued to Ceridian Corporation. Please read Note 5, “Long-Term Debt,” and Note 6, “Stockholders’ Equity,” to our annual financial statements.

Net loss from continuing operations per share (basic and diluted) was $(0.87), $(74.16) and $(41.56) for the years ended December 31, 2002, 2001 and 2000, respectively. Our per share data was significantly impacted by the 43.8 million increase in our common shares outstanding, which was a result of (i) 34.8 million shares of our common stock issued to the holders of our preferred stock concurrent with our initial public offering and (ii) 9.0 million shares of our common stock issued as part of the initial public offering. As of December 31, 2002, we had 44.6 million shares of our common stock outstanding; that is, 42.4 million shares are included in stockholders’ equity and 2.2 million shares are included in redeemable securities. As of December 31, 2001 and 2000, we had 0.8 million shares of our common stock outstanding.

Net Operating Loss Carryforwards

Our net losses have resulted in net operating loss carryforwards for federal and state income tax purposes. At December 31, 2002, we had $48.1 million of net operating loss carryforwards for federal tax purposes that will expire during the period 2011 through 2022. Our ability to use these net operating loss carryforwards to offset future taxable income, if any, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions. The provisions of Section 382 are triggered by specific ownership changes of our stock. We do not believe Section 382 will limit us in utilizing our net operating loss carryforwards in 2003. However, if limited, the unused portion may then be carried forward to future years. In any event, we have established a 100% valuation allowance against the carrying value of the net operating loss to reduce its carrying value to zero as it is more likely than not that it will not be realized in the near future.

Commitments

The table below summarizes our indebtedness and lease commitments as of December 31, 2002:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Credit facility	$85,596	$9,840	$75,756	$—	$—
Other debt	51,239	23,031	24,477	3,303	428
Operating lease commitments	57,438	13,881	22,815	13,221	7,521

Total	$194,273	$46,752	$123,048	$16,524	$7,949

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when determined. At December 31, 2002, we estimate the future significant contingent purchase price payments to be $6.6 million, which would be payable in a combination of cash, common stock and debt. Because of the contingent nature of this liability, under GAAP this amount has not been recorded as a liability in our financial statements. This amount primarily relates to one acquisition and will be reflected on our financial statements as a liability and additional purchase price within 90 days of the measurement date. The 90-day period from the measurement date allows us to calculate the contingent purchase price. Approximately $6.6 million of the future contingent purchase price payments have measurement dates of December 31, 2003. Please read “—Acquisitions” above and Note 3, “Acquisitions and Divestitures,” to our annual financial statements.

Some of our common stockholders have various put rights that are exercisable upon specific events. Please read Note 7, “Redeemable Securities” in our annual financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We follow very specific and detailed guidelines in measuring revenue; however, judgments we make affect the application of our revenue policy. Premiums and commissions receivable from clients, premiums payable to insurance companies and the related commissions income are recorded on the later of the effective date of the policy or the billing date. Installment premiums and related commissions are recorded periodically as billed. Commissions earned from the placement of individual life and individual disability insurance are calculated as a percentage of corresponding premiums and the duration or term of the underlying policies. The majority of commissions from individual life and individual disability insurance sales are earned and recognized during the first year the insurance is placed, with the balance earned and recognized over the following two to ten years. Commissions on premiums billed and collected directly by insurance companies and contingent commissions are recorded when we receive data from the insurance companies that allows us to reasonably estimate these amounts. We are able to reasonably estimate these amounts when we receive the cash, notification of the amount due from the insurance companies or the insurance policy detail from the insurance companies. Contingent commissions are received from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by us. We record commission adjustments, including policy cancellations and override commissions, when the adjustments become reasonably estimable. Fees for consulting and administrative services are recognized over the period when the respective services are rendered. Revenue results are difficult to predict, and any shortfall in projected revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

Premiums and commissions receivable in the consolidated balance sheets are net of allowances for bad debts. The allowance for bad debts, or allowance, is established through a charge to Other Operating Expenses. The allowance is based on estimates and assumptions using historical data to project future experience. After all collection efforts have been exhausted, we reduce the allowance for write-offs of accounts receivable that have been deemed uncollectible. We periodically review the adequacy of this allowance and make adjustments as necessary. The use of different estimates or assumptions could produce different results.

Business Acquisitions and Purchase Price Allocations

We have completed over 90 acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in our financial statements on their respective acquisition dates. A majority of the acquisitions have provisions for a reduction in consideration if the acquired company does not meet targeted financial results. Additionally, a majority of the acquisitions have provisions for contingent additional consideration if the acquired company achieves financial targets. Additional consideration or a reduction in consideration resulting from acquisition contingency provisions is reflected as an adjustment to intangible assets when the contingency is determined.

In connection with these acquisitions, we recorded intangible assets, which represent expiration rights, non-compete agreements and the excess of costs over the fair value of identifiable net assets acquired (goodwill). Expiration rights are records and files obtained from acquired businesses that contain information on insurance policies and clients and other information that is essential to policy renewals. Expiration rights are being amortized on a straight-line basis over their estimated lives, which in most cases is 10 years. The costs of non-compete agreements are amortized on a straight-line method over the terms of the agreements, which in most cases is seven years. Goodwill was amortized on a straight-line basis over 25 years. We stopped amortizing goodwill on January 1, 2002, when we adopted SFAS No. 142. Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in our annual financial statements under “Intangible Assets.”

Intangible Assets Impairment

We assess the recoverability of our goodwill and other intangibles based on assumptions regarding estimates of future cash flows and fair value based on current and projected revenues, EBITDA, business prospects, market trends and other economic factors.

On January 1, 2002, we adopted SFAS No. 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. Intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their useful lives. In May 2002, we completed the transitional impairment test, which indicated that there was no goodwill impairment as of January 1, 2002. In the fourth quarter of 2002, we completed the annual impairment test, which indicated that there was no goodwill impairment as of October 1, 2002. We have no intangible assets with indefinite lives.

In the fourth quarter of 2001, we believed that the intangible assets of USIA were impaired after considering USIA’s actual and projected EBITDA margins. Following the provisions of SFAS No. 121, we considered the sum of the undiscounted cash flows to be derived from USIA over the remaining amortization period and reduced the carrying value of USIA’s intangible assets to the estimated fair value. This resulted in an impairment charge of $46.9 million against goodwill and expiration rights in the fourth quarter of 2001.

Future events could cause us to conclude that impairment indicators exist and that our remaining goodwill and other intangibles are impaired. Any resulting impairment loss could have a material adverse effect on our reported financial position and results of operations for any particular quarterly or annual period.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized after considering all relevant evidence.

We evaluate the recoverability of our net deferred tax assets on a quarterly basis and adjust, as necessary, the valuation allowance if it is determined that the deferred tax asset is more likely than not to be realized. In assessing the valuation allowance, we consider all available evidence, which includes our historical losses and projected future taxable income. In 2002 and 2001, we recorded a valuation allowance of $17.5 million and $8.0 million, respectively, to eliminate our net deferred tax assets generated from continuing operations as it was determined that it is more likely than not that we would not be able to realize any of our net deferred tax assets. In the event we were to determine that we would be able to realize our net deferred tax assets in the future, an adjustment to our net deferred tax assets would increase income in the period such determination was made.

Debt Covenants

Our existing credit facility requires us to maintain financial covenants. Future operating results and continued compliance with our debt covenants cannot be assured and our lenders’ actions are not controllable by us. If our projections of future operating results are not achieved, which may result in a violation of our financial covenants, and our lenders do not provide a waiver or amendment, we could experience a material adverse effect on our reported financial position and results of operations for any particular quarterly or annual period.

In addition, under the provisions of our existing credit facility, we are generally prohibited from repurchasing shares of our capital stock, subject to specified permitted monetary thresholds. As a result, if the put rights, described in Note 7 “Redeemable Securities” in our annual financial statements, are exercised, we may be required to repurchase the related shares in excess of the monetary thresholds provided for under our existing credit facility. If the lenders under our existing credit facility do not waive the applicable limitations, we may be in default under our obligations to repurchase the shares put to us, or, if we effected the repurchase, we may be in default under our existing credit facility.

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. We do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported financial position and results of operations. As further discussed in Note 14 “Contingencies,” in our annual financial statements, we have accrued a liability for our best estimate of the probable cost of the resolution of these claims. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of our accrued liability in these matters may change, which could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which eliminates the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We did not initiate any business combinations after June 30, 2001, so SFAS No. 141 had no impact on our annual financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 beginning January 1, 2002. As a result of our decision to discontinue USIA’s operations in January 2002, the prior years financial statements have been restated to separately reflect continuing and discontinued operations. Please read Note 16 “Discontinued Operations” in our annual financial statements.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. We will adopt SFAS No. 145 beginning January 1, 2003. We do not expect that the adoption of this statement will have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption of this statement will have a significant impact on our financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects on an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $85.6 million of floating rate bank debt outstanding at December 31, 2002. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt will result in a $0.9 million decrease annually in our net earnings. We currently do not engage in any derivatives or hedging transactions.

Item 8.   Financial Statements and Supplemental Data.

INDEX TO FINANCIAL STATEMENTS

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

U.S.I. Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of U.S.I. Holdings Corporation and subsidiaries at December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S.I. Holdings Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As further described in Note 1 to the consolidated financial statements, during the year ended December 31, 2002, the Company changed its method of accounting for goodwill and intangible assets.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 12, 2003, except for Note 20, as to

which the date is March 1, 2003

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(Amounts in Thousands, Except Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$21,374	$30,832
Fiduciary funds–restricted	77,931	76,996
Premiums and commissions receivable, net of allowance for bad debts of $1,730 and $2,074, respectively	161,450	156,734
Receivable from sale of discontinued operations (Note 16)	1,713	—
Other	12,304	7,966
Current assets held for discontinued operations (Note 16)	1,063	24,359

Total current assets	275,835	296,887
Goodwill (net of accumulated amortization of $40,195 for 2002 and 2001, respectively) (Note 2)	188,110	176,793
Other intangible assets (Note 2):
Expiration rights	178,911	167,234
Covenants not-to-compete	38,671	38,431
Other	3,701	8,117

	221,283	213,782
Accumulated amortization	(129,263)	(108,386)

	92,020	105,396
Property and equipment, net (Note 4)	20,961	25,470
Other assets	2,551	4,515
Assets held for discontinued operations (Note 16)	29	21,799

TOTAL ASSETS	$579,506	$630,860

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Premiums payable to insurance companies	$179,032	$174,482
Accrued expenses	49,293	42,358
Current portion of long-term debt (Note 5)	32,871	37,086
Other	5,937	6,741
Current liabilities held for discontinued operations (Note 16)	1,472	24,386

Total current liabilities	268,605	285,053
Long-term debt (Note 5)	103,964	212,950
Other liabilities	2,836	5,653
Liabilities held for discontinued operations (Note 16)	—	2,733

TOTAL LIABILITIES	375,405	506,389

Commitments and contingencies (Notes 9 and 14)

Redeemable securities (Note 7):
Redeemable common stock–par value $.01, 2,208 shares issued and outstanding	21,302	—
Redeemable preferred stock–par value $.01–aggregate liquidation preference $0 and $36,955, respectively	—	27,801
Redeemable common stock warrants	—	4,300

TOTAL REDEEMABLE SECURITIES	21,302	32,101

Stockholders’ equity (Note 6):
Preferred stock–Series A through Y–par $.01–aggregate liquidation preference $0 and $435,299, respectively	—	569
Common stock–voting–par $.01, 300,000 and 135,000 shares authorized; 42,440 and 754 shares issued and outstanding, respectively	424	8
Common stock–nonvoting–par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	480,082	288,565
Retained deficit	(297,707)	(196,772)

TOTAL STOCKHOLDERS’ EQUITY	182,799	92,370

TOTAL LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY	$579,506	$630,860

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in Thousands, Except Per Share Data)
REVENUES:
Commissions and fees	$325,548	$308,349	$286,662
Investment income	2,648	3,230	4,072

TOTAL REVENUES	328,196	311,579	290,734
EXPENSES:
Compensation and employee benefits	200,982	200,215	172,130
Change in value of stock appreciation rights (Note 6)	(2,995)	3,092	250
Value of stock options exchanged for stock appreciation rights (Note 18)	1,269	—	—
Grant of restricted stock units (Note 6)	1,042	—	—
Other operating expenses	68,779	76,371	62,407
Amortization of intangible assets (Note 2)	21,326	32,908	32,678
Depreciation (Note 4)	11,053	12,818	10,221
Interest	17,782	24,091	25,573
Change in value of redeemable common stock warrants (Note 7)	(4,070)	1,406	—
Expense on early retirement of debt (Note 5)	2,610	—	—

TOTAL EXPENSES	317,778	350,901	303,259

Income (loss) from continuing operations before income tax benefit	10,418	(39,322)	(12,525)

Income tax benefit (Note 8)	(518)	(4,645)	(2,668)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	10,936	(34,677)	(9,857)

Loss from discontinued operations, net of income taxes (Note 16)	(13,751)	(61,806)	(8,349)

NET LOSS	$(2,815)	$(96,483)	$(18,206)

RECONCILIATION OF NET LOSS TO NET LOSS AVAILABLE TO COMMON STOCKHOLDERS:
Net loss	$(2,815)	$(96,483)	$(18,206)
Change in aggregate liquidation preference of preferred stock	(18,708)	(21,099)	(21,475)
Change in redemption value of series N put rights	138	(138)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(21,385)	$(117,720)	$(39,681)

PER SHARE DATA–BASIC AND DILUTED (NOTE 17):
Net loss from continuing operations	$(0.87)	$(74.16)	$(41.56)
Loss from discontinued operations, net of income taxes	(1.56)	(81.97)	(11.07)

NET LOSS PER COMMON SHARE	$(2.43)	$(156.13)	$(52.63)

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK SERIES A-Y		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	PAR	SHARES	PAR
	(Amounts in Thousands)
BALANCE AT DECEMBER 31, 1999	52,011	$521	754	$8	$257,621	$(81,945)	$176,205
Series A Preferred Stock Repurchased	–	–	–	–	(9)	–	(9)
Series K Preferred Stock Repurchased	–	–	–	–	(37)	–	(37)
Series W Preferred Stock	–	–	–	–	(50)	–	(50)
Expired Preferred Stock Put Rights	396	4	–	–	1,955	–	1,959
Net Loss	–	–	–	–	–	(18,206)	(18,206)

BALANCE AT DECEMBER 31, 2000	52,407	525	754	8	259,480	(100,151)	159,862
Series F Preferred Stock Repurchased	(40)	–	–	–	(251)	–	(251)
Series M Preferred Stock	–	–	–	–	5	–	5
Series Q Preferred Stock Repurchased	(70)	(1)	–	–	(524)	–	(525)
Series Y Preferred Stock	4,286	43	–	–	28,957	–	29,000
Expired Preferred Stock Put Rights	205	2	–	–	898	–	900
Change in Value of Redeemable Series N Put Rights	–	–	–	–	–	(138)	(138)
Net Loss	–	–	–	–	–	(96,483)	(96,483)

BALANCE AT DECEMBER 31, 2001	56,788	569	754	8	288,565	(196,772)	92,370
Series Y Preferred Stock	711	8	–	–	4,967	–	4,975
Expired Preferred Stock Put Rights	209	2	–	–	1,078	–	1,080
Change in Value of Redeemable Series N Put Rights	–	–	–	–	–	138	138
Issuance of Common Stock in Initial Public Offering	–	–	9,000	90	78,346	–	78,436
Preferred Stock Conversion to Common Stock	(57,708)	(579)	23,083	230	349	–	–
Issuance of Common Stock for Preferred Stock Accretion	–	–	9,112	91	98,159	(98,258)	(8)
Grant of Restricted Stock Units	–	–	104	1	1,041	–	1,042
Termination of Common Stock Put Rights	–	–	–	–	230	–	230
Termination of Series N Preferred Stock Put Rights	–	–	369	4	5,996	–	6,000
Common Stock Repurchased During the Year	–	–	(16)	–	(250)	–	(250)
Issuance of Equity for Employee Stock Purchase Plan	–	–	25	–	242	–	242
Issuance of Equity for Stock Appreciation Rights	–	–	9	–	90	–	90
Value of Stock Options Exchanged for Stock Appreciation Rights	–	–	–	–	1,269	–	1,269
Net Loss	–	–	–	–	–	(2,815)	(2,815)

BALANCE AT DECEMBER 31, 2002	–	$–	42,440	$424	$480,082	$(297,707)	$182,799

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(Dollars In Thousands)
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$10,936	$(34,677)	$(9,857)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	21,326	32,908	32,678
Depreciation	11,053	12,818	10,221
Change in value of redeemable common stock warrants	(4,070)	1,406	—
Value of stock options exchanged for stock appreciation rights	1,269	—	—
Deferred income taxes	(2,465)	(5,299)	(4,492)
Other non-cash charges	2,281	8,489	892
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds–restricted	(935)	(11,057)	2,574
Premiums and commissions receivable	(6,128)	(31,580)	(25,326)
Receivable from sale of discontinued operations	(1,713)	—	—
Other assets	(6,637)	6,795	3,681
Premiums payable to insurance companies	4,550	31,315	8,557
Accrued expenses and other liabilities	7,084	10,751	10,947

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,551	21,869	29,875

INVESTING ACTIVITIES
Purchases of property and equipment	(6,975)	(8,467)	(10,315)
Proceeds from sale of assets	18,333	—	—
Cash paid for businesses acquired and related costs	(5,740)	(6,861)	(2,362)
Cash obtained from businesses acquired, primarily fiduciary funds	—	444	393
Other	—	27	161

Net cash provided by (used in) continuing operations	5,618	(14,857)	(12,123)
Net effect of discontinued operations	(8,916)	(14,761)	(11,063)

NET CASH USED IN INVESTING ACTIVITIES	(3,298)	(29,618)	(23,186)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs	4,643	45,372	42,599
Payments on long-term debt	(128,282)	(37,036)	(40,087)
Gross proceeds from issuance of common and preferred stock	92,742	30,000	—
Payments of issuance costs related to common and preferred stock	(11,564)	(1,000)	(50)
Payments for repurchases of common and preferred stock	(250)	(431)	(445)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(42,711)	36,905	2,017

(Decrease) increase in cash and cash equivalents	(9,458)	29,156	8,706
Cash and cash equivalents at beginning of year	30,832	1,676	(7,030)

CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,374	$30,832	$1,676

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,135	$23,163	$25,318
Cash paid for taxes	$2,360	$2,282	$2,452
Supplemental schedule of noncash investing and financing activities:
Redeemable preferred stock issued for acquisitions, primarily intangibles	$711	$—	$2,410
Long-term debt issued for acquisitions, primarily intangibles	$7,907	$—	$7,991
Preferred stock issued for reduction in accrued liabilities	$2,475	$—	$—

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2002

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

U.S.I. Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company) is a distributor of insurance and financial products and services to small and mid-sized businesses. Founded in 1994, the Company has grown organically and through acquisitions. The Company’s sales and marketing efforts are focused primarily on serving middle-market businesses.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements include the accounts of U.S.I. Holdings Corporation and its wholly-owned subsidiaries. The accompanying financial statements reflect the Company’s decision to discontinue the operations of its third-party administration business (USIA) in January 2002 as further discussed in Note 16–Discontinued Operations. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records premiums and commissions receivable from clients, premiums payable to insurance companies and the related commissions income on the later of the effective date of the policy or the billing date. The Company records installment premiums and related commissions periodically as billed. Commissions earned from the placement of individual life and individual disability insurance are calculated as a percentage of corresponding premiums and the duration or term of the underlying policies. The majority of commissions from individual life and individual disability insurance sales are earned and recognized during the first year the insurance is placed, with the balance earned and recognized over the following two to ten years.

The Company records commissions on premiums billed and collected directly by insurance companies and contingent commissions when the Company receives data from the insurance companies that allows the Company to reasonably estimate these amounts. The Company is able to reasonably estimate these amounts when it receives the cash, the notification of the amount due from the insurance companies or the insurance policy detail from the insurance companies. The Company receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Company. The Company records commission adjustments, including policy cancellations and override commissions, when the adjustments become reasonably estimable.

The Company recognizes fees for consulting and administrative services over the period when the respective services are rendered. The Company recognizes investment income as earned.

The Company establishes an allowance for bad debts (allowance) on its premiums and commissions receivable through a charge to other operating expenses. This allowance is determined based on estimates and assumptions using historical data to project future experience. After all collection efforts have been exhausted, the Company reduces the allowance for write-offs of accounts receivable that have been deemed uncollectible. The Company periodically reviews the adequacy of the allowance and makes adjustments as necessary. Future additions to the allowance may be necessary based on changes in the general economic conditions and the clients’ financial conditions.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments, such as money market accounts and certificates of deposit, with original maturities of three months or less. The carrying amounts reported on the consolidated balance sheets approximate fair value.

Fiduciary Funds-Restricted

As an insurance broker, the Company directly collects premiums from its clients and, after deducting its commissions and/or fees, remits these premiums to insurance companies. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by the Company. The Company earns interest on these unremitted funds, which is reported as investment income in the accompanying consolidated statements of operations.

The use of premiums collected from clients but not yet remitted to insurance companies is restricted by laws in certain states in which the Company’s subsidiaries operate. These unremitted amounts are reported as fiduciary funds–restricted cash, with the related liability reported as premiums payable to insurance companies in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Assets recorded under capital leases are amortized using the straight-line method over the term of the related lease.

Intangible Assets

Intangible assets represent expiration rights, non-compete agreements and the excess of costs over the fair value of identifiable net assets acquired (goodwill). Expiration rights are records and files obtained from acquired businesses that contain information on insurance policies, clients, and other information that is essential to policy renewals (expiration rights). The Company utilizes a methodology based on an estimate of discounted future cash flows derived from existing client lists and attrition rates to estimate the fair value of the expiration rights at the date of the acquisition. The methodology was derived from independent appraisals obtained in connection with the Company’s initial acquisitions. Expiration rights are amortized on a straight-line basis over their estimated lives of five to ten years (with ten years used in most cases), based on historical attrition that has generally been consistent year over year. The costs of non-compete agreements are amortized on a straight-line method over the terms of the agreements, which range from four to seven years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 25 years. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In the fourth quarter of 2002, the Company completed its impairment test, which indicated that there was no goodwill impairment at October 1, 2002. The Company has no intangible assets with indefinite lives (see Note 2—Goodwill and Other Intangible Assets).

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2001, the Company recorded an impairment charge under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (SFAS No. 121), which is reflected in the net loss from discontinued operations, of $46,900,000 against goodwill and expiration rights related to USIA (see Note 16—Discontinued Operations). Under SFAS No. 121, the intangible assets were reviewed using the undiscounted cash flows of the entity acquired over the remaining amortization period. If such a review indicates that the intangibles will not be recoverable, the Company’s carrying value of the intangibles will be reduced to fair value. The 2001 impairment charge was due to deteriorating operating results with low margin and high capital expenditures, which were expected to continue in the indefinite future.

Accounting for Stock-Based Compensation

At December 31, 2002, the Company has an incentive and nonqualifed stock option plan, which is described more fully in Note 18—Stock Option Plan. The Company accounts for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (APB No. 25). Under APB No. 25, no stock-based employee compensation cost is reflected in the statement of operations, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using the fair value based method of accounting for employee stock options. The following table illustrates the effect on the Company’s operating results and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31
	2002	2001	2000
	(Dollars in Thousands, Except Per Share Data)
Net loss, as reported	$(2,815)	$(96,483)	$(18,206)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	(404)	1,824	148
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,133)	(1,824)	(148)

Pro forma net loss	$(6,352)	$(96,483)	$(18,206)

Earnings per share—basic and diluted:
As reported	$(2.43)	$(156.13)	$(52.63)

Pro forma	$(2.83)	$(156.13)	$(52.63)

Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities using enacted rates in effect for the year the differences are expected to reverse. In 2002 and 2001, deferred tax assets were reduced through the establishment of a valuation allowance, as it is more likely than not that the deferred tax assets will not be realized in the near future.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Cash and cash equivalents, premiums and commissions receivable, receivable from the sale of discontinued operations, premiums payable to insurance companies, other current liabilities, current portion of long-term debt and long-term debt are considered financial instruments. The Company believes that due to the short duration of certain financial instruments, specifically cash and cash equivalents, premiums and commissions receivable, receivable from the sale of discontinued operations, premiums payable to insurance companies, other current liabilities and current portion of long-term debt, the carrying amounts approximate fair value. For long-term debt, the Company uses the present value of future cash flows, discounted at the Company’s current incremental rate of borrowing on similar debt, to ascertain a fair value. At December 31, 2002 and 2001, the fair value of the Company’s long-term debt approximates the carrying value of such debt.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior years amounts have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which eliminates the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company did not initiate any business combinations during the period July 1, 2001 through December 31, 2002, so SFAS No. 141 had no impact on the accompanying financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (APB No. 30) for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 beginning January 1, 2002. As a result of the Company’s decision to discontinue USIA’s operations in January 2002, the accompanying prior year’s financial statements have been restated to separately reflect continuing and discontinued operations (see Note 16—Discontinued Operations).

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The Company will adopt SFAS No. 145 beginning January 1, 2003. The Company does not expect that the adoption of this statement will have a significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (EITF 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a significant impact on its financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted the disclosure provisions of SFAS No. 148 at December 31, 2002.

2.    Goodwill and Other Intangible Assets

A reconciliation of reported net income (loss) from continuing operations to adjusted net income (loss) from continuing operations had SFAS No. 142 been applied beginning January 1, 2000 is as follows for the years ended December 31:

	2002		2001		2000
	Amount	Per Share Data— Basic and Diluted	Amount	Per Share Data— Basic and Diluted	Amount	Per Share Data— Basic and Diluted
	(Dollars in Thousands, Except Per Share Data)
Reported net income (loss) from continuing operations	$10,936	$(0.87)	$(34,677)	$(74.16)	$(9,857)	$(41.56)
Add back (net of tax):
Amortization of goodwill	—	—	8,182	10.85	8,745	11.60

Adjusted net income (loss) from continuing operations	$10,936	$(0.87)	$(26,495)	$(63.31)	$(1,112)	$(29.96)

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in Thousands)
December 31, 2000	$119,151	$28,602	$40,593	$188,346
Goodwill acquisitions/adjustments	2,808	(959)	(4,271)	(2,422)
Amortization expense	(5,887)	(1,360)	(1,884)	(9,131)

December 31, 2001	116,072	26,283	34,438	176,793
Goodwill acquisitions/adjustments	3,931	4,922	2,464	11,317
Amortization expense	—	—	—	—

December 31, 2002	$120,003	$31,205	$36,902	$188,110

The adjustments to goodwill relate to contingent purchase price payments on previous acquisitions. The Company treats contingent purchase price adjustments to the original purchase price and capitalizes them when resolved.

The Company’s amortizable intangible assets by asset class are as follows at December 31:

	Gross Carrying Value	Accumulated Amortization	Weighted Average Amortization Period
	(Dollars in Thousands)
2002
Expirations rights	$178,911	$(94,615)	10 years
Covenants not-to-compete	38,671	(33,951)	7 years
Other	3,701	(697)	5 years

Total	$221,283	$(129,263)

2001
Expirations rights	$167,234	$(77,144)	10 years
Covenants not-to-compete	38,431	(30,550)	7 years
Other	8,117	(692)	5 years

Total	$213,782	$(108,386)

The amortization expense for the years ended December 31, 2002, 2001 and 2000 was $21,326,000, $32,908,000 and $32,678,000, respectively. The amortization expense for amortizable intangible assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is estimated to be $20,146,000, $17,691,000, $14,653,000, $11,568,000 and $8,829,000, respectively.

The Company has no intangible assets with indefinite lives.

For the year ended December 31, 2001, the Company recorded a $46,900,000 impairment charge against goodwill and expiration rights related to its discontinued operations (see Note 16–Discontinued Operations).

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions and Divestitures

During 2002 and 2001, the Company made no acquisitions. In July 2001, the Company sold certain insurance accounts and other assets of one insurance brokerage operation resulting in a pre-tax gain of $2,000. Revenues, expenses and assets of this operation were not material to the consolidated financial statements.

During 2000, the Company acquired the assets of one insurance brokerage operation and all of the outstanding common stock of one specialized benefits services business within the United States. The aggregate purchase price of $14,613,000 included cash of $3,815,000, notes payable to sellers of $7,991,000, 389,000 shares of the Company’s Preferred Stock valued at $2,410,000 and associated costs capitalized of $397,000. The excess of the purchase price over the tangible net assets assumed of $2,102,000 was $12,511,000, $5,827,000 of which related primarily to expiration rights, and $6,684,000 of which was recorded as goodwill.

The acquisitions were all accounted for using the purchase method, and their related net assets and results of operations were included in the Company’s consolidated financial statements on their respective acquisition dates. The acquisitions generally have provisions for a reduction in consideration if the acquired company does not meet future financial results. Additionally, the acquisitions generally have provisions for contingent additional consideration if the acquired company achieves future financial targets. Additional or a reduction in consideration resulting from acquisition contingency provisions is recorded as an adjustment to intangible assets when the contingency is determinable.

In some cases, acquisitions included annual cash bonuses (Growth Based Bonuses), which are expensed as incurred. Effective January 2000, the Company discontinued the practice of offering Growth Based Bonuses. The Company expects that all of its Growth Based Bonus obligations related to completed acquisitions will expire by December 31, 2004. The Growth Based Bonus expense for the years ending December 31, 2003 and 2004 is estimated to be $307,000 and $124,000, respectively.

In 2002, an aggregate of $10,583,000 in additional consideration was recorded for three acquisitions. There were no significant adjustments in 2001 and 2000 to the original purchase price of acquisitions.

As of December 31, 2002, the estimated unrecorded future significant contingency payments related to acquisitions totaled $6,610,000.

The basic structure for an acquisition by the Company generally includes employment agreements with the employee shareholders of the acquired company. Compensation under these agreements is generally in the form of a guaranteed salary plus an incentive-based bonus. Such amounts are expensed as incurred.

4.    Property and Equipment

Property and equipment consists of the following:

	December 31,
	2002	2001
	(Dollars in Thousands)
Furniture and equipment	$54,596	$55,883
Leasehold improvements	7,345	6,781

	61,941	62,664
Less accumulated depreciation	(40,980)	(37,194)

Property and equipment, net	$20,961	$25,470

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2002	2001
	(Dollars in Thousands)
Existing Credit Facility:
Term loan	$29,521	$112,500
Revolving credit facility	56,075	73,475
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2007 at interest rates from 7% to 10%	35,880	42,178
CNA Pro Finite Risk Policy	3,028	7,570
Zurich term loan	3,000	3,000
Other long-term debt, including capital leases	9,331	11,313

Total debt	136,835	250,036
Current portion of long-term debt	(32,871)	(37,086)

Long-term debt	$103,964	$212,950

Substantially all of the assets of the Company are pledged as collateral against long-term debt.

On October 25, 2002, the Company completed its initial public offering (IPO) of 9,000,000 shares at a price of $10 per share. The cash proceeds of the offering after the underwriting discount were $83,700,000. After deducting offering expenses of $5,264,000, $78,436,000 was used to pay down the Company’s indebtedness under the existing credit facility. In connection with the debt repayment, the Company wrote off $1,950,000 in deferred financing costs, which was recorded in the fourth quarter of 2002.

In April 2002, the Company completed the sale of USIA for $19,900,000. The Company received cash proceeds of $18,200,000 with the remaining consideration of $1,700,000 in the form of an account receivable. Of the $18,200,000 in cash proceeds, $16,300,000 was used to reduce the Company’s term loan and $1,900,000 was used to pay selling costs. In connection with the debt repayment, the Company wrote off $660,000 in deferred financing costs, which was recorded in the second quarter of 2002.

In May 2001, the Company entered into a term loan with Zurich Services Corporation (Zurich) in the amount of $3,000,000. The principal amount has a maturity date of September 20, 2004, and bears an interest rate based on the prime rate plus .50% (4.75% at December 31, 2002).

On March 2, 1999, the Company replaced a $100,000,000 revolving credit facility (the Previously Existing Credit Facility) with a $200,000,000 credit facility (Credit Facility). The Credit Facility was structured as follows: a $75,000,000 revolving credit facility expiring on December 31, 2004, a $35,000,000 term loan expiring on December 31, 2005, and a $90,000,000 bridge loan expiring on June 30, 2000. The proceeds from borrowings under the Credit Facility were drawn to (i) repay all or a portion of certain notes issued for acquisitions, (ii) refinance amounts outstanding under the Previously Existing Credit Facility, (iii) repay senior subordinated notes, (iv) pay accrued interest on the repaid or refinanced notes issued for acquisitions, Previously Existing Credit Facility and the senior subordinated notes and (v) pay fees and expenses in connection with the Credit Facility, including a prepayment penalty in connection with the prepayment of the senior subordinated notes.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 17, 1999, the Company amended and restated the Credit Facility with a $200,000,000 credit facility (Existing Credit Facility). The Existing Credit Facility is structured as follows: a $75,000,000 revolving credit facility expiring on September 17, 2004, and a $125,000,000 term loan payable in quarterly installments commencing on December 31, 1999. The last quarterly installment is due on September 17, 2004, the maturity date of the term loan. However, there is a 1.00% fee payable if the Existing Credit Facility is not repaid by October 1, 2003. Proceeds from borrowings under the Existing Credit Facility were drawn to (i) refinance amounts outstanding under the Credit Facility, (ii) repay all or a portion of certain notes issued for acquisitions, (iii) pay accrued interest on the repaid or refinanced notes issued for acquisitions and Credit Facility and (iv) pay fees and expenses in connection with the Existing Credit Facility.

The revolving credit facility is available on a revolving basis for loans denominated in U.S. dollars and for letters of credit. As of December 31, 2002, there was $56,075,000 outstanding under this facility. Additionally, the Company had $1,425,000 outstanding under letters of credit. Borrowings under the revolving credit facility and term loan bear interest rates based on LIBOR plus a maximum of 4.5%. Additionally, there is a quarterly commitment fee on the unused portion of the revolving credit facility of 0.75%. The revolving credit facility may be used for acquisition financing and general corporate purposes. The Existing Credit Facility contains provisions that prohibit the payment of dividends or other distributions to stockholders. The Existing Credit Facility also contains financial covenants that must be met with respect to interest and fixed charges coverage and limitations on consolidated debt and capital expenditures, and further limit the incurrence of certain secured indebtedness. The Company is currently in compliance with all debt covenants, as amended, governing its indebtedness.

The Company is required to pay a fee upon termination of the credit facility equal to 1.00% of the revolving credit commitment and the outstanding borrowings under the term loan determined 30 days prior to termination.

In January 2003, the Company amended the credit facility to adjust the covenants for 2003. In connection with this amendment, in the event the revolving credit commitment and the outstanding borrowings under the term loan have not been repaid and all related commitments terminated as of October 1, 2003, the Company will be required to pay a fee in an amount equal to 1.00% of the sum of the total of the revolving credit commitment and the outstanding borrowings under the term loan as of October 1, 2003. The fee is due and payable on October 1, 2003. The Company accrued the additional fee of $1,012,000 in the first quarter of 2003. However, if the Company, by July 31, 2003, retain the lenders to structure and arrange a new senior credit facility, then the amount of any refinancing fee that is subsequently paid to the lenders shall be credited towards any fees otherwise payable in connection with a new senior credit facility.

In April 1999, the Company entered into a finite risk and excess liability policy with CNA Pro, an affiliate of CNA Financial Corporation, with a coverage effective date of January 1, 1999. The policy expires on December 31, 2003, with premiums being paid quarterly. The coverage is in excess of the Company’s primary professional liability insurance and is bifurcated as follows: $17,200,000 in the aggregate in respect of the Nassau County litigation (see Note 16—Discontinued Operations) and up to $20,000,000 aggregate professional liability coverage for all other claims besides the Nassau County litigation. In June 1999, the Company utilized the $17,200,000 of coverage to pay the Nassau County litigation settlement and related expenses. The $17,200,000 has been recorded as debt bearing interest at 13.44% on the consolidated balance sheets and is amortized quarterly as a portion of premiums paid. The final quarterly installment is due July 1, 2003.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, future maturities of long-term debt were as follows (dollars in thousands):

Year	Amount
2003	$32,871
2004	92,637
2005	7,596
2006	2,413
2007	890
Thereafter	428

Total future maturities of debt	$136,835

6.    Stockholders’ Equity

As of December 31, 2002, the Company’s authorized capital stock under the Company’s certificate of incorporation was 397,000,000 shares, of which 300,000,000 shares were common stock, par value $.01 per share, 10,000,000 shares were non-voting common stock, par value $.01 per share, and 87,000,000 shares were voting preferred stock, par value $.01 per share.

In April 2002, the Company’s Board of Directors and stockholders approved to increase the number of authorized common shares from 135,000,000 to 300,000,000. The Board of Directors and stockholders also authorized a two-for-five reverse stock split for its common shares issued and outstanding or held in treasury immediately prior to October 16, 2002 (reverse stock split). The par value of the common stock was maintained at the pre-split amount of $0.01 per share. All references to common shares, common stock warrants, stock options, stock appreciation rights (SARs) and per share amounts in the accompanying consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis, exclusive of fractional shares.

Common Stock

At December 31, 2002, the Company had approximately 42,440,000 shares of Common Stock and no shares of non-voting Common Stock outstanding.

On October 25, 2002, the Company completed its IPO of 9,000,000 common shares at a price of $10 per share. The $78,436,000 in net cash proceeds from the offering, after deducting the underwriting discount and offering expenses, was used to pay down the Company indebtedness under the credit facility (see Note 5—Long-Term Debt).

Upon consummation of the Company’s IPO, all outstanding shares of Preferred Stock were split adjusted (two-for-five reverse stock split) and converted into approximately 23,083,000 shares of the Company’s Common Stock. The accretion dividends, with respect to the Preferred Stock, were converted to approximately 9,112,000 shares of the Company’s Common Stock at the IPO price of $10 per share.

2002 Equity Incentive Plan

The Company’s Board of Directors and a requisite majority of the stockholders approved a new 2002 Equity Incentive Plan that became effective and replaced the Long-Term Incentive Plan with the consummation of the IPO. The 2002 Equity Incentive Plan reserves approximately 10,270,000 shares of the Company’s Common Stock for issuance to directors, executive officers, employees and non-employee contributors.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Awards may consist of options, SARs, restricted shares, dividend equivalents or other share-based awards and are granted to eligible participants under the plan (see Note 18—Stock Option Plan). Upon the consummation of the IPO, approximately 104,000 restricted stock units, which were fully vested, were granted to nine executive officers with a value of $1,042,000 that was recorded as an expense in the fourth quarter of 2002.

Employee Stock Purchase Plan

The Company adopted the Employee Stock Purchase Plan (ESPP) effective on the consummation of the IPO. The ESPP is intended to promote broad-based employee ownership with the Company. The ESPP will provide for the purchase of up to 1,600,000 shares of the Company’s Common Stock by its employees. The Company will deliver repurchased and/or newly issued shares under this plan. Eligible employees will be entitled to purchase the Company’s Common Stock at a 15% discount, contributing a maximum of 20% of their gross compensation. There were 25,000 shares issued under the plan in 2002. All shares purchased under this plan must be retained for a period of one year.

Preferred Stock

At December 31, 2002, the Company had no shares of Preferred Stock outstanding. As noted above, upon the consummation of the Company’s IPO, all outstanding shares of Preferred Stock were converted into the Company’s Common Stock, and the related accretion dividends were converted to the Company’s common stock at the IPO price of $10 per share.

The following table summarizes certain information about the Company’s Preferred Stock at December 31, 2002, 2001 and 2000:

	Par	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference
	(Amounts in Thousands, Except per Share Data)
December 31, 2002	$0.01	87,000	—	$—
December 31, 2001	0.01	77,117	56,788	435,299
December 31, 2000	0.01	70,396	52,407	385,448

The Preferred Stockholders of Series A through Y were generally entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted and have voting rights and powers equal to the voting rights and powers of the Common Stockholders. The Company’s Preferred Stock had a liquidation preference that was at least equal to the original issuance price. Each of Series A through Q carried a liquidation preference equal to the original issuance price plus 10% per year. Series R, T, W and Y carried a liquidation preference equal to the original issuance price plus 5% per year. Series U, V and X carried a liquidation preference equal to the original issuance price.

The Preferred Stock was convertible into Common Stock at either the option of the Company upon the occurrence of certain events, or at the option of the stockholder at any time. The per share conversion rate is equal to one plus an amount equal to the excess of the liquidation preference over the original issuance price divided by the fair market value of one share of Common Stock on the conversion date. The per share conversion rate was also adjusted for stock splits or dividends.

While shares of Preferred Stock are outstanding, dividends may only be declared by unanimous consent of the Board of Directors, and the holders of Preferred Stock are entitled to share proportionately in any dividend declared on the Common Stock.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 1999, Series W stockholders were issued warrants convertible into shares of Series W Preferred Stock. As of December 31, 2002, 6,250,002 warrants were outstanding and exercisable into an aggregate of 2,499,997 shares of common stock at an exercise price of $15.00 per share. The warrants expire on September 17, 2004.

Long-Term Incentive and Share Award Plan

As noted above, upon consummation of the IPO, the 2002 Equity Incentive Plan replaced the Long-Term Incentive and Share Award Plan. SARs held by former employees were settled in cash. SARs held by current employees and consultants were either 1) exchanged for stock options or Common Stock or 2) paid out in a combination of cash and Common Stock. On November 27, 2002, the SARs exchange was completed, the SARs tendered in the exchange were canceled and the related compensation expense for 2002 was finalized. As of December 31, 2002, there were no SARs outstanding. The information below is provided for historical purposes.

In 1995, the Company adopted the Long-Term Incentive and Share Award Plan (the Incentive Plan). The intention of the Incentive Plan was to provide a means to attract, retain and motivate employees and directors of the Company, upon whose judgment, initiative and efforts, the continued success, growth and development of the Company was dependent. The Incentive Plan provided that the Company may, at its discretion, grant an award, including options, SARs, restricted shares, and other share-based awards, to any eligible employee. The only type of award issued under this plan was SARs. These SARs generally vested at a rate of 20% per year over a five-year period, provided that the SAR holder remained associated with the Company. The SARs were not exercisable until the occurrence of an event that triggered the rights of holders to exercise their SARs. The valuation of SARs was based upon the estimated fair value of a share of Common Stock.

The following table summarizes certain information about the Company’s Incentive Plan:

	SARs Outstanding	Reference Prices Per Share
	(Amounts in Thousands, Except Per Share Data)
December 31, 1999:	2,289
SARs granted	711	$15.50
SARs redeemed	(26)	$0.03—15.00
SARs canceled	(224)	$15.50—18.75

December 31, 2000:	2,750
SARs granted	523	$15.50
SARs redeemed	(7)	$0.02
SARs canceled	(73)	$0.03—18.75

December 31, 2001:	3,193
SARs granted	310	$17.50
SARs redeemed	(459)	$0.03—17.00
SARs canceled	(224)	$0.03—18.75
SARs converted to options	(2,820)	$7.50—20.63

December 31, 2002	—

Compensation expense, or a reduction of compensation expense, for SARs was recorded based on the change in fair value of the Company’s Common Stock from grant date to each balance sheet date. Reference

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prices are equal to the estimated fair value of the Company’s Common Stock at the grant date. Compensation expense, or a reduction of compensation expense, in 2002, 2001 and 2000 related to the SARs was $(2,995,000), $3,092,000 and $250,000, respectively. At December 31, 2002, 2001 and 2000, there were zero, 1,393,200 and 964,800 vested SARs outstanding, respectively.

7.    Redeemable Securities

Redeemable Common Stock

Upon consummation of the IPO, all Redeemable Preferred Stock, for which the holders still had put rights, was converted to Redeemable Common Stock (see description of put rights under Redeemable Preferred Stock below). These same put rights carried over to the Redeemable Common Stock.

The original issuance cost of $21,302,000 at December 31, 2002, is reported as Redeemable Common Stock in the accompanying 2002 balance sheet. Since the Company is obligated to repurchase shares from its employees only in an amount equal to their original issuance cost, changes in the fair value of such shares are not required to be recognized in the Company’s statements of operations or stockholders’ equity.

Redeemable Common Stock Warrants

Warrants to purchase 739,999 shares of the Company’s voting Common Stock, issued in conjunction with a 1996 senior subordinated debt offering that was repaid in 1999 were outstanding and exercisable at December 31, 2002. In 2002, the holders of the warrants agreed to terminate the put rights associated with the Common Stock Warrants concurrent with the consummation of the IPO. The Company had the right, which it did not exercise, to repurchase all, but not less than all, the warrants issued in 1996 and shares issuable upon the exercise of these warrants until January 2003. The warrants have a strike price of $11.125 per share and expired on January 30, 2003. Since prior to the termination of the put rights, the holders had the right to put the warrants or warrant shares back to the Company, the change in the value of the warrants is reported in the accompanying statements of operations. The value of the warrants is $230,000 and $4,300,000 at December 31, 2002 and 2001, respectively. Since the put rights were terminated, the values of the warrants were transferred from Redeemable Common Stock to Common Stock in the fourth quarter of 2002. At December 31, 2001, the value of the warrants is reported as Redeemable Common Stock Warrants. The change in the value of the warrants was $(4,070,000), $1,406,000 and zero for the years ended December 31, 2002, 2001 and 2000, respectively.

Redeemable Preferred Stock

Upon consummation of the IPO, all Redeemable Preferred Stock was either converted to Common Stock or Redeemable Common Stock.

The following schedule summarizes certain information about the Company’s Redeemable Preferred Stock at December 31, 2001 and 2000:

	Par	Shares Authorized, Issued and Outstanding	Aggregate Liquidation Preference
	(Amounts in Thousands, Except Per Share Data)
December 31, 2001	$0.01	4,764	$36,955
December 31, 2000	0.01	4,985	36,427

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the Company’s employees who held Preferred Stock from prior acquisitions could put to the Company the number of shares owned by them that had a fair value equal to the employee’s original investment in those shares upon the (a) termination of employment by the Company without cause, (b) employee’s resignation for good reason or (c) disability or death of the employee. The original issuance cost of $18,663,000 at December 31, 2001, is reported as Redeemable Preferred Stock in the accompanying balance sheets. As the Company is obligated to repurchase Preferred Stock from its employees only in an amount equal to the original issuance cost of their Preferred Stock, changes in the fair value of such series are not required to be recognized in the Company’s statements of operations or stockholders’ equity.

On December 1, 1999, the Company agreed to extend the put option held by a former employee. The former employee may require the Company to repurchase $3,000,000, the original issuance cost (see above), of Preferred Stock shares owned by him during a 60-day period beginning November 30, 2004. The $3,000,000 is reported as Redeemable Common Stock and Redeemable Preferred Stock in the accompanying balance sheets at December 31, 2002 and 2001, respectively.

In 1997, in connection with a former joint venture with JP Morgan Chase, the Company sold 923,000 shares of Series N Preferred Stock to CBC Holding Ltd. (CBC), an affiliate of JP Morgan Chase, for $6,000,000. In connection with this transaction, JP Morgan Chase received the right to designate a nominee of the Company’s Board of Directors. In October 1998, the Company sold 3,300,000 shares of Series T Preferred Stock to CBD Holdings Ltd. (CBD), another affiliate of JP Morgan Chase, for $25,000,000, and CBC transferred its holdings of Series N Preferred Stock to CBD. In connection with this transaction, JP Morgan Chase received the right to designate a member of the executive committee of the Company’s Board of Directors.

In connection with the Series N Preferred Stock purchase by CBC (which was subsequently transferred to CBD, along with all the related put rights), the Company granted CBC the right to put the Preferred Stock back to the Company if any of the following occurs:

•	Any bank or its affiliate acquires a 25% or greater equity interest in the Company;

•	Any other entity, other than Zurich Centre Investments Limited and its affiliates (Zurich), a current stockholder of the Company, acquires a 40% or greater equity interest in the Company; or

•	Zurich acquires a 51% or greater equity interest in the Company.

Upon consummation of the IPO, the puts rights were terminated and the Redeemable Preferred Stock was converted to shares of Common Stock. The put price was the greatest of (a) the original purchase price paid by CBC for the series N Preferred Stock, (b) 95% of the fair market value as determined by the Company’s board of directors or an independent appraiser of the series N Preferred Stock on the date CBD delivers a put exercise to the Company, and (c) 95% of the per share purchase price paid by the entity or group whose action triggers the right to exercise the put. The put price was $6,138,000 at December 31, 2001, and is reported as Redeemable Preferred Stock in the accompanying 2001 balance sheet. The change in the put price is recorded as an adjustment to retained deficit and is reflected as an adjustment to the net loss in the computation of basic and diluted earnings per share (EPS). The change in the put price recorded as an adjustment to the Company’s retained deficit was $(138,000), $138,000 and zero for the years ended December 31, 2002, 2001 and 2000, respectively.

The series T Preferred Stock does not have a put option or warrants.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     Income Taxes

For the years ended December 31, the provision (benefit) for income taxes related to continuing operations consists of the following:

	2002	2001	2000
	(Dollars in Thousands)
Current provision:
Federal	$183	$(1,113)	$324
State	1,764	1,659	1,500

Total current provision	1,947	546	1,824
Deferred benefit:
Federal	(10,175)	(11,222)	(3,818)
State	(1,796)	(1,980)	(674)

Total deferred benefit	(11,971)	(13,202)	(4,492)
Change in valuation allowance	9,506	8,011	–

Total income tax benefit	$(518)	$(4,645)	$(2,668)

Income taxes recorded by the Company related to continuing operations differ from the amounts computed by applying the statutory U.S. federal tax rate to the income (loss) before income taxes. Significant reconciling items are as follows:

	2002		2001		2000
	(Dollars in Thousands)
Expected provision (benefit)	$3,542	34.0%	$(13,369)	(34.0)%	$(4,259)	(34.0)%
Recognized net operating loss, future deductions and credits	(4,624)	(44.4)	—	—	—	—
Purchase price adjustment	(2,465)	(23.7)	—	—	—	—
Nondeductible goodwill	—	—	2,879	7.3	2,386	19.1
Increase in NOL	(7,419)	(71.2)	—	—	—	—
Change in valuation allowance	9,506	91.2	8,011	20.4	—	—
Tax effect of elimination of intercompany revenues and expenses	—	—	(2,416)	(6.1)	(2,769)	(22.1)
State income and capital based taxes, net of federal tax (benefit)	1,764	16.9	(1,264)	(3.2)	990	7.9
Nondeductible meals and entertainment	623	6.0	650	1.7	431	3.4
Interest expense on common stock warrants	(1,628)	(15.6)	478	1.2	—	—
State net operating loss	—	—	289	0.7	—	—
Recovery of income taxes	—	—	(965)	(2.5)	—	—
Other	183	1.8	1,062	2.7	553	4.4

Total income tax benefit	$(518)	(5.0)%	$(4,645)	(11.8)%	$(2,668)	(21.3)%

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of temporary differences between the values recorded for financial reporting purposes and values utilized for measurement in accordance with current tax laws. The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) from continuing operations at December 31 are as follows:

	2002	2001
	(Dollars in Thousands)
Current deferred tax assets:
Bad debt reserves	$929	$779
Accrued compensation	820	1,220
Accrued severance	1,261	1,512
Accrued errors and omissions	1,042	952
Other	702	1,343

Current deferred tax assets	4,754	5,806
Valuation allowance	(4,754)	(5,806)

Net current deferred tax assets	$–	$–

Noncurrent deferred tax assets (liabilities):
Intangible assets	$(10,348)	$(11,522)
Retention agreements	2,281	2,120
Net operating loss carryforward	16,797	8,408
Deferred rent	991	1,538
Accrued compensation	1,034	1,851
Other	2,008	(190)

Noncurrent deferred tax assets	12,763	2,205
Valuation allowance	(12,763)	(2,205)

Net noncurrent deferred tax assets	$–	$–

At December 31, 2002, the Company had a net operating loss carryforward of approximately $48,141,000 for federal tax purposes that will expire during the period 2011 through 2022. In addition, as a result of certain acquisitions, the Company had a preacquisition net operating loss carryforward of approximately $1,262,000. To the extent not utilized, the preacquisition net operating loss has expiration dates from 2011 through 2013.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.     Lease Commitments

The Company leases various facilities and equipment under noncancelable operating leases. These leases generally contain renewal and/or purchase options and escalation clauses. Minimum aggregate rental commitments at December 31, 2002, under noncancelable operating leases having an initial term of more than one year, are as follows (dollars in thousands):

Year	Amount
2003	$13,881
2004	12,327
2005	10,488
2006	7,290
2007	5,931
Thereafter	7,521

Total future minimum lease payments	$57,438

Total rental expense in 2002, 2001 and 2000 was $14,418,000, $15,984,000 and $14,088,000, respectively.

10.     Employee Benefits

The Company established a 401(k) Plan (the Plan) covering substantially all employees with at least six months of service. Under the Plan, the first 4% of a participant’s contribution will be eligible for a discretionary employer match of $0.75 for each dollar contributed. The maximum employer match is 3% of a participant’s annual compensation.

Following an acquisition, the Company may maintain the existing savings plans of acquired entities for a short period of time. During 2002, 2001 and 2000, a number of such plans were maintained by the Company prior to being merged into the Plan.

Company contributions to all 401(k) plans for 2002, 2001 and 2000 were $3,527,000, $3,374,000 and $3,353,000, respectively.

11.     Related Party Transactions

Seven insurance carriers are stockholders of the Company. For the years ended December 31, 2002, 2001 and 2000, commissions earned on policies placed through these insurance carriers were approximately $43,644,000, $34,958,000 and $31,300,000, respectively.

The Company paid $2,240,000, $1,144,000 and $101,000 to JP Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., in fees relating to financing and other professional services for the years ended December 31, 2002, 2001 and 2000, respectively. JP Morgan Chase Bank is the syndicating agent and a significant participant on the existing credit facility which includes the $75,000,000 revolving credit facility and the $29,521,000 term loan (see Note 5—Long-Term Debt). CBD and CB Capital Investors, L.P. are affiliates of J.P. Morgan Chase & Co. and JP Morgan Chase Bank, and are stockholders of the Company.

On December 21, 2001, the Company entered into a service agreement with Ceridian Corporation (Ceridian) whereby Ceridian will provide certain administrative services to the Company and its customers. The service agreement with Ceridian includes a provision whereby Ceridian can recover up to $1,182,000 in expected

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion costs if their revenue from administrative services provided to the Company’s customers fails to meet specific semi-annual requirements. The Company determined that it was probable that the revenue targets would not be met and, accordingly, reserved for $1,182,000 in the fourth quarter of 2002. In March of 2002, the original service agreement was amended due to our announcement to sell USIA (see Note 16—Discontinued Operations). The amendment eliminated USIA as a party to the service agreement, which resulted in the accrual of an additional $990,000. Ceridian is a stockholder of the Company.

In May 2001, the Company entered into a term loan agreement with its affiliate Zurich Services Corporation (see Note 5—Long-Term Debt). Zurich is a stockholder of the Company.

In May 1999, the Company purchased an excess professional liability policy from CNA Pro, an affiliate of CNA Financial Corporation (see Note 5—Long-Term Debt). Continental Casualty Company, an affiliate of CNA Financial Corporation, is a stockholder of the Company.

Additionally, a majority of the Company’s acquisition-related debt is payable to current employees of the Company.

The Company was in dispute with Royal & Sun Alliance Insurance Group plc, an affiliate of one of the Company’s stockholders (see Note 14—Contingencies).

12.     Business Concentrations

For the year ended December 31, 2002, a substantial portion of the Company’s commissions and fees were received from clients in the states of New York and California. Accordingly, the occurrence of adverse economic conditions or an adverse regulatory climate in New York or California could have a material adverse effect on the Company. However, the Company believes, based on its diversified customer base and product lines within the states it operates in, that there is minimal risk of a material adverse occurrence due to the concentration of operations in New York and California.

13.    Segment Reporting

In connection with the decision to discontinue the operations of USIA, the Company renamed its administration and other services segment the specialized benefits services segment. The Company has three reportable segments: insurance brokerage, specialized benefits services and corporate. The insurance brokerage segment offers general and specialty property and casualty insurance, medical plan insurance and group life insurance. The specialized benefits services segment offers health and welfare products, benefits enrollment and communication and other related consulting services. The corporate segment is responsible for managing the following: acquisition processes, marketing, human resources, legal, capital, financial and reporting.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business has different clients and requires different marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. The Company evaluates performance based on the following measurements: (1) revenues and (2) earnings before interest, taxes, depreciation and amortization.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the income (loss) from continuing operations before income taxes for the years ended December 31, 2002, 2001 and 2000.

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars In Thousands)
2002
Revenues	$274,267	$53,310	$619	$328,196
Expenses	205,907	43,583	20,271	269,761
Change in value of stock appreciation rights	—	—	(2,995)	(2,995)
Value of stock options exchanged for stock appreciation rights	—	—	1,269	1,269
Grant of restricted stock units	—	—	1,042	1,042
Depreciation and amortization	23,766	5,674	2,939	32,379
Interest	2,716	1,326	13,740	17,782
Change in value of redeemable common stock warrants	—	—	(4,070)	(4,070)
Expense on early retirement of debt	—	—	2,610	2,610

Income (loss) from continuing operations before income taxes	$41,878	$2,727	$(34,187)	$10,418

2001
Revenues	$258,094	$53,042	$443	$311,579
Expenses	214,129	40,143	22,314	276,586
Change in value of stock appreciation rights	—	—	3,092	3,092
Depreciation and amortization	34,079	6,536	5,111	45,726
Interest	2,736	1,366	19,989	24,091
Change in value of redeemable common stock warrants	—	—	1,406	1,406

Income (loss) from continuing operations before income taxes	$7,150	$4,997	$(51,469)	$(39,322)

2000
Revenues	$240,265	$49,645	$824	$290,734
Expenses	188,037	30,862	15,638	234,537
Change in value of stock appreciation rights	—	—	250	250
Depreciation and amortization	32,025	5,496	5,378	42,899
Interest	3,426	945	21,202	25,573

Income (loss) from continuing operations before income taxes	$16,777	$12,342	$(41,644)	$(12,525)

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total assets by segment at December 31 are as follows:

	2002	2001
	(Dollars In Thousands)
Segment Assets:
Insurance Brokerage	$461,903	$444,519
Specialized Benefits Services	82,702	75,127
Corporate	33,809	65,056

Total assets for use in continuing operations	578,414	584,702
Reconciling items:
Assets held for discontinued operations (Note 16)	1,092	46,158

Total Assets	$579,506	$630,860

14.    Contingencies

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

Brian D. Whitney Litigation.    The Company and its retired Chairman and Chief Executive Officer, Bernard H. Mizel, and the Company’s current Chairman and Chief Executive Officer, David L. Eslick, were involved in a dispute with Brian D. Whitney, the former President and Chief Executive Officer of one of the Company’s subsidiaries. On January 18, 2000, the Company terminated the employment agreement of Mr. Whitney. On May 26, 2000, Mr. Whitney commenced arbitration before the American Arbitration Association against the Company asserting certain claims arising out of the termination of his employment. With the arbitration, Mr. Whitney sought damages in excess of $20,000,000. The arbitration hearings commenced in July 2001 and concluded on January 3, 2002. On January 30, 2002, the panel issued an award of $528,000 to Mr. Whitney. Also, on May 26, 2000, Mr. Whitney commenced an action in the United States District Court for the District of Connecticut against Mr. Mizel and Mr. Eslick. Mr. Whitney asserted a claim of tortious interference with his employment contract, arising from the same facts at issue in his arbitration and seeking the same damages. The Company accrued a $700,000 liability in 2001 as a result of the arbitration and litigation.

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

Near North Insurance Litigation.    Plaintiffs, affiliated companies which are competitors of the Company in the insurance brokerage and risk management business, filed this action against the Company and three of its officers and employees who previously worked for plaintiffs. Plaintiffs sought compensatory damages of at least $18,000,000, plus punitive damages and injunctive relief. The Company and its officers and employees asserted various defenses to this action; the Company and its officers have also filed an action against plaintiffs. The Company tendered this action to its comprehensive liability, errors and omissions, and directors and officers insurers.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 15, 2002, the Company and all named parties in the litigation entered into a settlement agreement pursuant to which mutual releases were granted and a stipulation for dismissal with prejudice was filed with the court. Pursuant to such settlement agreement, plaintiffs received a payment in the amount of $1,875,000, of which the Company contributed $225,000. In October 2000, the Company entered into an agreement to purchase a book of business in the entertainment industry. The agreement to purchase the business indicates that the purchase price will include the amount of any settlement paid and incurred as a result of the acquisition. Therefore, the $225,000 was reflected as an adjustment to the purchase price. Pursuant to a separate settlement agreement entered into between the Company and its insurers, the Company’s insurers paid an amount of $1,650,000 toward the settlement in exchange for mutual releases.

Royal Indemnity Company Claim.    In March 2000, the Company and Royal Indemnity Company, an affiliate of Royal & Sun Alliance Insurance Group plc (Royal), entered into a multi-year strategic Alliance Agreement (Agreement). In May 2001, Royal gave notice of its intent to terminate the Agreement and thereby avoided responsibility to fund additional annual incentive payments. In September 2001, Royal advised the Company in writing of its contention that the Company owed Royal $7,295,000 under the Agreement. At December 31, 2001, the Company had a $4,700,000 liability for the Royal claim. Royal also contended that the Company was obligated to contribute $1,500,000 toward an errors and omissions claim not directly related to the Agreement, but that arose from a coverage dispute with a mutual client. In April 2002, Royal and the Company agreed on terms to settle all matters related to the errors and omissions claim and the Agreement. Pursuant to the terms of the June 7, 2002 Settlement Agreement and Mutual Release, Royal will receive a $2,725,000 cash payment from the Company, with $250,000 of such payment being paid by the Company’s insurer. The $2,725,000 cash payment will be paid in installments whereby $250,000 from the Company’s insurer was paid upon the execution of the settlement agreement, $1,238,000 was paid by the Company in January 2003, and the remaining $1,237,000 will be paid by the Company in April 2003. In addition, solely in exchange for a release of liability on all claims, the Company issued to Royal 353,572 shares of preferred stock (which was converted into common stock upon the consummation of the Company’s initial public offering) at $7 per share (pre-split). The parties agreed to mutually exchange releases of liability.

Gary J. Missigman Litigation.    USI Northeast, Inc. (USI Northeast), a subsidiary of the Company, was a defendant in an action pending in the United States District Court for the Southern District of New York, Gary J. Missigman v. USI Northeast and The Zurich American Insurance Company, No. 99 CIV, 4763. Mr. Missigman alleged in his complaint that USI Northeast wrongfully terminated his employment on or about March 5, 1999, and he asserted various causes of action stemming from that allegation, including breach of contract, breach of implied contract, unjust enrichment, fraud and joint venture to commit fraud. USI Northeast maintained that Mr. Missigman’s termination was justified and filed an answer, in which it denied all of the complaint’s allegations, asserts numerous affirmative defenses and asserts counterclaims for breach of contract and implied contract. On February 7, 2001, the court granted USI Northeast’s motion for summary judgment as to Mr. Missigman’s contract, implied contract, fraud and joint venture to commit fraud claims and denied USI Northeast’s motion for summary judgment as to Mr. Missigman’s only remaining claim, a claim for unjust enrichment. The court denied Mr. Missigman’s motion for summary judgment as to USI Northeast’s counterclaims. In his complaint, Mr. Missigman alleged that his damages under the remaining unjust enrichment claim are “believed to exceed $3,000,000.” In April 2001, Mr. Missigman served a report of an expert witness opining that the damages under the unjust enrichment claim are between $25,500,000 and $43,500,000. USI Northeast denied having any liability under the unjust enrichment claim, but in the even such liability were found, the expert witness retained by USI Northeast has calculated damages would have been $93,600. On October 9, 2002, the parties entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $750,000 by USI Northeast to the Missigman bankruptcy estate, an exchange of releases and dismissal of the action with prejudice. The Company accrued $300,000 in the first quarter of 2002 towards this liability and an additional

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$450,000 in the third quarter of 2002 as a result of this settlement agreement. The $750,000 settlement payment was paid in January 2003.

15.    Efficiency Initiative Accrual

In efforts to integrate its business acquisitions, the Company continues to focus on operating expense reductions. As a result, for the years ended December 31, 2002, 2001 and 2000, the Company recorded charges of $5,511,000, $9,642,000 and $3,429,000, respectively, related to future compensation costs for terminated employees, future producer compensation restructuring and future lease costs for terminated office leases.

In 2002, 2001 and 2000, the Company expected to and eliminated 32, 96 and 11 positions, respectively, across all of its operating offices. In addition, the Company renegotiated the compensation arrangements of four and 29 sales professionals in 2002 and 2001, respectively, in connection with these expense reductions.

The following table summarizes transactions related to the employee termination benefits, the producer compensation restructuring costs and terminated office lease costs:

	Employee Termination Benefits	Producer Compensation Restructuring	Terminated Office Lease	Total
	(Dollars In Thousands)
December 31, 1999	$547	$—	$57	$604
Efficiency initiative charges	2,918	—	511	3,429
Used in year	(486)	—	(40)	(526)

December 31, 2000	2,979	—	528	3,507
Efficiency initiative charges	4,738	2,951	1,953	9,642
Used in year	(3,293)	(88)	(632)	(4,013)

December 31, 2001	4,424	2,863	1,849	9,136
Efficiency initiative charges	3,563	1,832	116	5,511
Used in year	(5,725)	(2,802)	(1,180)	(9,707)

December 31, 2002	$2,262	$1,893	$785	$4,940

The employee termination benefits and the future producer compensation restructuring costs reflected above are included in compensation and employee benefits in the accompanying statements of operations. The terminated office lease costs are included in other operating expenses in the accompanying statements of operations.

Retirement

In January 2002, the Company announced that Bernard H. Mizel, Chairman and Chief Executive Officer since the Company was founded in 1994, would retire as Chairman and Chief Executive Officer. David L. Eslick, who had been President and Chief Operating Officer since July 1998, succeeded Mr. Mizel. In the first quarter of 2002, the Company took a compensation charge of $2,800,000 related to the retirement. This compensation charge consisted of $1,935,000 for severance, $295,000 for bonus and $570,000 for benefits.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Discontinued Operations

The Company determined that USIA was no longer core to the Company’s mission, vision, or strategy and in January 2002, the Company announced its intention to sell USIA. USIA was part of the Company’s administration and other services reportable segment and offers third-party administration of employee benefit plans to its clients. In April 2002, the Company completed the sale of USIA for $19,900,000. The Company received and recorded cash proceeds of $18,200,000 with the remaining consideration of $1,700,000 in the form of an account receivable. The receivable is due to the Company no later than May 16, 2003. In connection with the sale, the Company recorded a pre-tax loss of $7,219,000. The Company also received a $13,000,000 note receivable that bears interest at 8% due in June 2003 that is subject to certain post-closing revenue and other adjustments included in the purchase agreement. These potential adjustments cannot be reasonably determined as of December 31, 2002; therefore, the accompanying financial statements do not reflect the note receivable. These adjustments are expected to be resolved in June 2003. Of the $18,200,000 in cash proceeds, $16,300,000 was used to reduce the Company’s term loan and $1,900,000 was used to pay selling costs.

The assets and liabilities of discontinued operations at December 31 are as follows:

	2002	2001
	(Dollars In Thousands)
Assets
Cash and cash equivalents	$833	$4,405
Premiums and commissions receivable	20	17,799
Other receivables	210	1,487
Other	—	668

Total current assets	1,063	24,359

Intangible assets, net	—	11,497
Property and equipment, net	15	10,084
Other	14	218

Total other assets	29	21,799

Total Assets	$1,092	$46,158

Liabilities
Premiums payable to insurance companies	$—	$5,376
Accrued expenses	990	14,268
Current portion of long-term debt	—	4,732
Other	482	10

Total current liabilities	1,472	24,386

Long-term debt	—	2,488
Other liabilities	—	245

Total other liabilities	—	2,733

Total Liabilities	$1,472	$27,119

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of discontinued operations for the years ended December 31 are as follows:

	2002	2001	2000
	(Dollars In Thousands)
Revenues	$19,496	$74,751	$69,956
Expenses
Compensation and employee benefits	15,159	52,314	48,592
Other operating expenses	8,520	31,216	19,103
Amortization of intangible assets	792	5,775	5,841
Depreciation	1,257	3,886	3,626
Interest	300	947	801
Impairment of long-lived assets	—	46,900	—
Loss on sale of USIA	7,219	—	—

Total Expenses	33,247	141,038	77,963

Loss from discontinued operations	(13,751)	(66,287)	(8,007)
Income tax (benefit) expense	—	(4,481)	342

Net loss from discontinued operations	$(13,751)	$(61,806)	$(8,349)

In the fourth quarter of 2001, the Company determined that the intangible assets of USIA were impaired after considering USIA’s actual and projected operating results. Following the provisions of SFAS No. 121, the Company considered USIA’s undiscounted cash flows over the remaining amortization period and reduced the carrying value of USIA’s intangible assets to the estimated fair value. At December 31, 2001, the Company determined that the fair value of the long-lived assets of USIA approximated $22,500,000 based on historical multiples of EBITDA that were paid for similar businesses. The carrying amount of the long-lived assets approximated $69,400,000 prior to the impairment charge at December 31, 2001. Following the provisions of SFAS No. 121, the Company wrote-off all existing goodwill of $37,500,000. Additionally, the Company reduced related expiration rights by $9,400,000. Together, these two write-offs resulted in the impairment charge of $46,900,000.

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

Since early 1999, offices of the United States Attorney for the Eastern District of New York and the District Attorney of Nassau County have been conducting a joint investigation into possible wrongdoing in the procurement and administration of contracts for third-party health care administrative services for employees of

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nassau County. None of the Company, USIA or any of their current management or employees has been informed that such person is a target of the investigation. The Company and USIA have, from the outset, cooperated fully with this investigation. In October 2001, the United States Attorney brought an indictment against several individuals connected with the Nassau County controversy, including the former CEO of USIA. Based on the facts and the cooperation of the Company and USIA in the government’s investigation, the United States Attorney issued a press release in October 2001 that included, among other matters, a statement that neither the Company nor USIA was responsible for any wrongdoing alleged in the indictment. In March 2002, a second superseding indictment was made public. This indictment added the former CFO of USIA as a defendant, charging him with aiding the coordination and cover-up of the payment of secret commissions in violation of the contract with Nassau County and altering USIA’s records. The former CFO of USIA was added to a number of charges, including the charge of conspiracy to defraud Nassau County. The second superseding indictment also added income tax evasion charges against several people, including the former CEO of USIA, and accused him of causing the Company to file a false tax return. The trial started in January 2003 and is expected to be completed in April 2003. The Company continues to cooperate fully with the United States Attorney’s office.

Fireman’s Fund Litigation.     During 1998 and 1999, USIA was insured under an errors and omissions policy issued by Fireman’s Fund. With respect to the Nassau County litigation, USIA asserted a claim for indemnification under the policy in the amount of $10,000,000 (the policy limit) plus the cost of defense. On March 8, 1999, Fireman’s Fund filed a complaint for declaratory judgment against USIA. The complaint sought a declaration that Fireman’s Fund was not obligated to indemnify USIA with respect to the Nassau County litigation. On March 19, 1999, USIA commenced an action against Fireman’s Fund that sought a declaration that USIA was entitled to indemnification under the Fireman’s Fund policy in the amount of $10,000,000 plus reimbursement of legal expenses. In November 2001, USIA settled this litigation with Fireman’s Fund with the exchange of mutual releases of liability and a payment by Fireman’s Fund to USIA in the amount of $2,067,000. As a result of the settlement, the Company reduced its receivable for the claim by $7,933,000. This write down is reflected in the results from discontinued operations included in the accompanying statement of operations for the year ended December 31, 2001.

Mutual of Omaha Litigation.     USIA, as the third-party administrator of health benefits for the employees of Nassau County, placed stop-loss insurance with the Mutual of Omaha Insurance Company (Mutual). In 1999, Mutual brought an action against USIA asserting breach of contract, breach of warranty, fraud and negligent misrepresentation on the part of USIA arising out of contracts between Mutual and USIA. All claims in this litigation were settled pursuant to a settlement agreement dated as of November 30, 2001 and dismissed with prejudice pursuant to a stipulation of dismissal with prejudice filed with the court on December 17, 2001. Pursuant to the settlement agreement, USIA’s insurer, Fireman’s Fund, paid Mutual $2,216,667. No payment by USIA was required. However, as a result of the settlement, USIA wrote off in 2001 a $1,000,000 commission receivable from Mutual recorded over a four-year period from 1995 through 1999. This write off is reflected in the results from discontinued operations included in the accompanying statement of operations for the year ended December 31, 2001.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.     Earnings Per Share

The following table sets forth the computation of basic and diluted EPS giving effect to the reverse stock split (see Note 6):

	2002	2001	2000
	(Amounts in Thousands, Except Per Share Data)
Numerator:
Net income (loss) from continuing operations	$10,936	$(34,677)	$(9,857)
Loss from discontinued operations, net of tax	(13,751)	(61,806)	(8,349)

Net Loss	(2,815)	(96,483)	(18,206)
Change in aggregate liquidation preference of preferred stock	(18,708)	(21,099)	(21,475)
Change in redemption value of Series N put rights	138	(138)	–

	(18,570)	(21,237)	(21,475)

Numerator for basic and diluted earnings per share—loss available to common stockholders	$(21,385)	$(117,720)	$(39,681)

Denominator:
Denominator for basic and diluted earnings per share—weighted average shares	8,805	754	754

Earnings per share—basic and diluted:
Net loss from continuing operations	$(0.87)	$(74.16)	$(41.56)
Loss from discontinued operations, net of income tax	(1.56)	(81.97)	(11.07)

Net Loss	$(2.43)	$(156.13)	$(52.63)

Pro-forma net loss per share (basic and diluted) for the years ended December 31, 2002 and 2001 assuming the conversion of all Preferred Stock into Common Stock had taken place at the beginning of each year would have been $(0.09) and $(3.42), respectively.

For additional disclosures regarding the aggregate liquidation preference of Preferred Stock and the Series N put options (see Note 6 and Note 7).

For the years ended December 31, 2002, 2001, 2000, dilutive shares of 17,000, 30,698,000 and 29,868,000, respectively, were not included in diluted weighted average shares outstanding because the effects would have been antidilutive.

18.     Stock Option Plan

The Company has granted nonqualified stock options to officers, employees and non-employee directors of the Company and its subsidiaries. The options are primarily granted at the fair value of the underlying shares at the date of grant. Options granted generally become fully exercisable at the end of four years of continued employment. Options expire ten years from the date of grant, or earlier in the event of termination of employment.

The Company has elected to follow APB No. 25 and, accordingly, recognizes no compensation expense for the stock options that are granted to employees at the fair value of the underlying shares at the date of grant.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123 requires disclosure of pro forma information regarding net earnings and net earnings per share, using pricing models to estimate the fair value of stock options grants. Had compensation expense for the Company’s stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS No. 123, approximate net earnings and net earnings per share would have been as follows:

	December 31, 2002
	As Reported	Pro-forma
	( Dollars in Thousands, Except Per Share Data)
Net income from continuing operations	$10,936	$7,399
Net loss	(2,815)	(6,352)
Basic and diluted earnings per share:
Net loss from continuing operations	(.87)	(1.27)
Net loss	(2.43)	(2.83)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002: risk-free interest rate of 4.0%; dividend yields of 0.0%; volatility factor of the expected market price of the Company’s common stock of .26; and a weighted-average expected life of the option of 6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

The pro forma disclosures above only include the effect of options granted subsequent to October 25, 2002, the Company’s IPO date. Accordingly, the effects of applying the SFAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

The following is a summary of all of the Company’s stock option activity and related information:

	December 31, 2002
	Shares Under Option	Weighted Average Exercise Price
	(Amounts in Thousands, Except Exercise Price Data)
December 31, 2001:	—	$—
Granted	5,863	10.00
Exercised	—	—
Canceled	(2)	10.00

December 31, 2002	5,861	$10.00

Exercisable at end of year	1,748

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted during the year was $3.43 and the weighted-average contract life was 10 years.

On November 27, 2002, the Company exchanged all SARs for 2,820,000 stock options under the 2002 Equity Incentive Plan. In connection with this exchange, the Company recorded $1,269,000 of compensation expense in the fourth quarter of 2002 and is reported as the value of stock options exchanged for stock appreciation rights in the accompanying 2002 statements of operations. The stock options that were exchanged for the SARs maintained the original vesting schedule of the SARs. At December 31, 2002, the 1,748,000 options exercisable were a result of this arrangement.

19.    Selected Quarterly Financial Data (Unaudited)

	Three-Month Period Ended
	March 31	June 30	September 30	December 31	Total
	(Dollars in Thousands, Except for Per Share Data)
2002
Revenues:
Commissions and fees	$76,539	$79,551	$78,888	$90,570	$325,548
Investment income	740	664	606	638	2,648

Total revenues	$77,279	$80,215	$79,494	$91,208	$328,196

Net income (loss) from continuing operations	$(13,854)	$2,283	$11,687	$10,820	$10,936

Per share data—basic:
Net income (loss) from continuing operations	$(26.00)	$(4.51)	$8.18	$0.28	$(.87)

Per share data—diluted:
Net income (loss) from continuing operations	$(26.00)	$(4.51)	$.33	$0.28	$(.87)

2001
Revenues:
Commissions and fees	$74,112	$75,921	$74,585	$83,731	$308,349
Investment income	944	796	796	694	3,230

Total revenues	75,056	76,717	75,381	84,425	311,579

Net loss from continuing operations	$(6,261)	$(4,499)	$(1,572)	$(22,345)	$(34,677)

Per share data—basic and diluted:
Net loss from continuing operations	$(15.36)	$(13.00)	$(9.06)	$(36.74)	$(74.16)

The net loss in the quarter ended March 31, 2002 was predominantly the result of the 2002 efficiency initiative charge of $5,511,000 (see Note 15).

The increase in the net loss for the quarter ended December 31, 2001 was predominantly the result of the 2001 efficiency initiative charge of $9,642,000 (see Note 15) and a $3,092,000 compensation charge resulting from Company’s Incentive Plan (see Note 6).

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Subsequent Event

On March 1, 2003, the Company acquired one insurance brokerage operation in exchange for cash, seller note payable, the assumption of certain liabilities and Common Stock. The aggregate preliminary purchase price of approximately $7,200,000 will be allocated primarily to goodwill and other intangible assets.

Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

Item 11.   Executive Compensation.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

Item 14.   Controls and Procedures

Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Listing of Documents.

(1)     Financial Statements.

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2002. Please see the Index to Consolidated Financial Statements at Item 8 of this report.

(2)     Financial Statement Schedules.

(3)     Exhibits:

See Exhibit Table at the end of this Report.

(b)     Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the last quarter of the year ended December 31, 2002:

1.	Current Report on Form 8-K regarding our financial results for the quarter ended September 30, 2002, filed on November 15, 2002.

2.	Current Report on Form 8-K regarding the election of Messrs. Robert F. Wright and Thomas A. Hayes to our Board of Directors and as Chairman of the Audit Committee and Chairman of the Compensation Committee, respectively, filed on November 18, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION

DATE:	March 28, 2003	By:	/s/ DAVID L. ESLICK
Name: David L. Eslick Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. ESLICK David L. Eslick	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2003

/s/ ROBERT S. SCHNEIDER Robert S. Schneider	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ JASON S. MITCHELL Jason S. Mitchell	Controller (Principal Accounting Officer)	March 28, 2003

/s/ RICHARD A. HAVERLAND* Richard A. Haverland	Director	March 28, 2003

/s/ THOMAS A. HAYES* Thomas A. Hayes	Director	March 28, 2003

/s/ PHILIP E. LARSON, III* Philip E. Larson, III	Director	March 28, 2003

/s/ ROBERT SPASS* Robert Spass	Director	March 28, 2003

/s/ ROBERT F. WRIGHT* Robert F. Wright	Director	March 28, 2003

*/s/ DAVID L. ESLICK Attorney-in-fact		March 28, 2003

CERTIFICATION OF DAVID L. ESLICK PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2002 OF

U.S.I. HOLDINGS CORPORATION

I, David L. Eslick, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S.I. Holdings Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ DAVID L. ESLICK
David L. Eslick Chairman, President and Chief Executive Officer

CERTIFICATION OF ROBERT S. SCHNEIDER PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2002 OF

U.S.I. HOLDINGS CORPORATION

I, Robert S. Schneider, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S.I. Holdings Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Executive Vice President and Chief Financial Officer

U.S.I. HOLDINGS CORPORATION

Exhibit Index

Exhibit No.		Description

3.1*		Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated May 31, 1994.

3.2*		Amendment to Certificate of Incorporation of U.S.I. Holdings Corporation dated December 18, 1995.

3.3*		Amendment to Certificate of Incorporation of U.S.I. Holdings Corporation dated July 30, 1997.

3.4*		Amendment to Certificate of Incorporation of U.S.I. Holdings Corporation dated March 12, 1998.

3.5*		Amendment to the Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated July 9, 1998.

3.6*		Certificate of Correction Filed to Correct a Certain Error in the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated July 12, 1999.

3.7*		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated September 17, 1999.

3.8*		Amended and Restated By-laws of U.S.I. Holdings Corporation.

3.9*		Amendment to Amended and Restated By-laws adopted December 27, 2001.

3.10*		Certificate of Retirement of U.S.I. Holdings Corporation dated August 26, 1998.

3.11**		Amendment to Amended and Restated By-Laws dated October 25, 2002.

3.12**		Certificate of Amendment to Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated October 16, 2002.

3.13		Certificate of Elimination for Series B, C, D, E, F, G, H, I, J, K, L, M, N, O, P, Q, R, T, U, V, W, X and Y Preferred Stock.

4.1*	(a)	Form of Common Stock Certificate of U.S.I. Holdings Corporation.

4.2*		Warrant Agreement of U.S.I. Holdings Corporation dated as of March 12, 1996.

4.3*		Warrantholders’ Agreement of U.S.I. Holdings Corporation dated as of March 12, 1996.

4.4*		Amendment to U.S.I. Holdings Corporation Warrant Agreement and Warrantholders’ Agreement effective as of September 17, 1999.

4.5*		Amendment to U.S.I. Holdings Corporation Warrant Agreement and Warrantholders’ Agreement dated as of April 26, 2002.

4.6*		Series W Warrant Agreement among U.S.I. Holdings Corporation and the parties signatory thereto dated as of September 17, 1999.

4.7*		Shareholders’ and Warrantholders’ Agreement among U.S.I. Holdings Corporation and the parties signatory thereto dated as of September 17, 1999.

4.8*		Amendment to Shareholders’ and Warrantholders’ Agreement among U.S.I. Holdings Corporation and the parties signatory thereto dated as of December 27, 2001.

4.9*	(c)	Amendment to Warrantholders’ Agreement of U.S.I. Holdings Corporation.

4.10*	(c)	Amendment to Warrantholders’ Agreement of U.S.I. Holdings Corporation.

4.11*	(c)	Amendment to Series W Warrant Agreement among U.S.I. Holdings Corporation and the parties signatory thereto.

4.12*	(c)	Amendment to Shareholders’ and Warrantholders’ Agreement among U.S.I. Holdings Corporation and the parties signatory thereto.

1

Exhibit No.		Description

10.1*		Credit Agreement among U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc. dated as of September 17, 1999.

10.2*		First Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc. dated as of March 27, 2000.

10.3*

Second Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of December 29, 2000.

10.4*

Third Amendment and Consent to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of April 17, 2001.

10.5*

Fourth Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of June 29, 2001.

10.6*

Fifth Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of December 31, 2001.

10.7*		Sixth Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc. dated as of April 16, 2002.

10.8*		Term Loan Agreement between USI Insurance Services Corp. and Zurich Services Corporation dated as of May 16, 2001.

10.9*		Subscription Agreement for Series Y Convertible Preferred Stock between U.S.I. Holdings Corporation and Sovereign Bancorp, Inc. dated as of January 16, 2002.

10.10	*	Letter Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Securities (USA) Inc. dated as of December 21, 2001.

10.11	*	Fee Letter between U.S.I. Holdings Corporation and Credit Lyonnais Securities (USA) Inc. dated as of December 21, 2001.

10.12	*	Joint Venture Agreement between Maryland Casualty Company and USI of Illinois, Inc. dated as of April 16, 1998.

10.13	*	Marketing and Servicing Agreement among U.S.I. Holdings Corporation, USI Insurance Services Corporation and Chase Insurance Agency, Inc. dated as of August 2, 1999.

10.14	*	Marketing Contract between USI Insurance Services Corp. and Unum Life Insurance Company of America dated as of January 1, 2000.

10.15	*	USI Marketing Support Agreement for Voluntary Benefits between USI Insurance Services Corp. and UnumProvident Corporation dated as of May 16, 2000.

10.16	*	Environmental Placement Service Agreement between Chubb Financial Solutions Division of Federal Insurance Company and USI Insurance Services of Texas dated as of September 17, 2001.

10.17	*	USI Marketing Support Agreement between USI Insurance Services Corp. and UnumProvident Corporation dated as of November 13, 2001.

10.18	*	Marketing and Servicing Agreement between USI Insurance Services Corp. and Sovereign Bank dated as of January 16, 2002.

10.19	*	Referral Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of October 24, 2001.

2

Exhibit No.		Description

10.20	*	Amendment Number One to Referral Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of March 21, 2002.

10.21	*	Services Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of December 21, 2001.

10.22	*	Amendment Number One to Services Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of March 21, 2002.

10.23	*

Stock Purchase Agreement between U.S.I. Holdings Corporation, USI Insurance Services Corp., USI Care Management, Inc., Texas Professional Administrators, Inc., USI Prescription Benefits Management Co. and CBCA Inc. dated as of April 1, 2002.

10.24	*	Non-Negotiable Subordinated Promissory Note by CBCA Inc. payable to USI Insurance Services Corp. dated as of April 16, 2002.

10.25	*	Restated and Amended Employment Agreement between USI Insurance Services Corp. and David L. Eslick dated as of January 22, 2002.

10.26	*	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Edward J. Bowler dated as of January 22, 2002.

10.27	*	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Ernest J. Newborn, II dated as of January 22, 2002.

10.28	*	Separation Agreement between USI Insurance Services Corp. and Bernard H. Mizel dated as of January 23, 2002.

10.29	*	Termination Agreement between USI Insurance Services Corp. and Loren Claypool dated as of February 1, 2002.

10.30	*(a)	2000 Management Incentive Program of USI Insurance Services Corp.

10.31	*(a)	U.S.I. Holdings Corporation 1995 Long Term Incentive and Share Award Plan.

10.32	*(c)	U.S.I. Holdings Corporation 2002 Equity Incentive Plan.

10.33	*	Current Share Appreciation Right Award Agreement.

10.34	(a)*	Former Share Appreciation Right Award Agreement with Public Offering Exercise Event.

10.34	(b)*(e)	Former Share Appreciation Right Award Agreement without Public Offering Exercise Event.

10.35	*	Agreement among CBC Holding (Delaware) Inc., Chase Insurance Agency, Inc., U.S.I. Holdings Corporation and USI Insurance Services Corp. dated as of November 30, 1997.

10.36	*	Amendment to Agreement among CBC Holding (Delaware) Inc., Chase Insurance Agency, Inc., U.S.I. Holdings Corporation and USI Insurance Services Corp. dated as of April 26, 2002.

10.37	*	Form of Stock Subscription Agreement used in acquisition transactions.

10.38	*(e)	U.S.I. Holdings Corporation Employee Stock Purchase Plan.

10.39	*(b)	Settlement Agreement and Mutual Release between U.S.I. Holdings Corporation and Royal Indemnity Company dated as of June 7, 2002.

10.40	*(d)

Third Amendment to Refinancing Fee Letter between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., dated as of December 29, 2000.

10.41	*(d)	Fee Letter between U.S.I. Holdings Corporation, Credit Lyonnais Cayman Island Branch and J.P. Morgan Chase Bank dated as of March 29, 2002.

10.42	*

Amendment Number One to Stock Purchase Agreement between USI Insurance Services Corp., USI Care Management, Inc., Texas Professional Administrators, Inc., USI Prescription Benefits Management Co. and CBCA Inc., dated as of September 3, 2002.

3

Exhibit No.		Description

10.43	*(e)

Seventh Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of December 31, 2001.

10.44	*(f)	Settlement Agreement between Gary J. Missigman and USI Northeast and U.S.I. Holdings Corporation solely as guarantor dated as of October 9, 2002.

10.45		Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of November 1, 2002.

10.46		Marketing and Distribution Agreement between U.S.I. Holdings Corporation and Minnesota Life Insurance Company dated as of November 7, 2002.

10.47		Employment Agreement between USI Insurance Services Corp. and Thomas E. O’Neil dated as of December 1, 2002.

10.48		Employment Agreement between USI Insurance Services Corp. and Jeffrey L. Jones dated as of December 1, 2002.

10.49

Eighth Amendment and Consent to the Credit Agreement between U.S.I. Holdings Corporation, Credit Lyonnais Cayman Island Branch as Administrative Agent, J.P. Morgan Chase Bank as Syndication Agent and the Lenders named therein, dated as of January 31, 2003.

10.50		Fee Letter between U.S.I. Holdings Corporation and J.P. Morgan Chase Bank dated as of January 31, 2003.

10.51		Fee Letter between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch dated as of January 31, 2003.

21.1		Subsidiaries of U.S.I. Holdings Corporation.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

24.1		Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain Directors of the Registrant.

99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on April 30, 2002 (File No. 333-87258).
*(a)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on May 28, 2002 (File No. 333-87258).
*(b)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on July 3, 2002 (File No. 333-87258).
*(c)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on August 6, 2002 (File No. 333-87258).
*(d)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on August 30, 2002 (File No. 333-87258).
*(e)	Incorporated by reference to the Exhibits filed with Amendment No. 5 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on October 1, 2002 (File No. 333-87258).
*(f)	Incorporated by reference to the Exhibits filed with Amendment No. 6 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on October 17, 2002 (File No. 333-87258).
**	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (Commission file number 000-50041).

4