Form 10-Q
period 2003-03-31
USI HOLDINGS CORP
filed 2003-05-15
CIK 1102643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________.

Commission file number 000-50041

U.S.I. Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3771733
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒	No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of May 14, 2003, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 44,614,182 shares.

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

Forward-looking statements made by us or on our behalf are subject to risks and uncertainties, including but not limited to the following: general economic conditions around the country; downward pressures on commercial property and casualty premiums; the competitive environment; the integration of our operations with those businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; future regulatory actions and conditions in the states in which we conduct our business; our  level of indebtedness and debt service requirements; and our ability to attract and retain key sales and management professionals. Our ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 1.     Financial Statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
	(Amounts in Thousands, Except Per Share Data)
Assets
Current assets:
Cash and cash equivalents	$14,477	$21,374
Fiduciary funds - restricted	71,561	77,931
Premiums and commissions receivable, net of allowance for bad debts of $1,693 and $1,730, respectively	146,901	161,450
Receivable from sale of discontinued operations	1,713	1,713
Other	13,732	12,304
Current assets held for discontinued operations	695	1,063

Total current assets	249,079	275,835
Goodwill, net of accumulated amortization of $40,195 for 2003 and 2002, respectively (Note 2)	191,693	188,110
Other intangible assets (Note 2):
Expiration rights	182,448	178,911
Covenants not-to-compete	39,171	38,671
Other	5,842	3,701

	227,461	221,283
Accumulated amortization	(134,426)	(129,263)

	93,035	92,020
Property and equipment, net	20,174	20,961
Other assets	2,695	2,551
Assets held for discontinued operations	29	29

Total Assets	$556,705	$579,506

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$159,671	$179,032
Accrued expenses	35,985	49,293
Current portion of long-term debt	36,887	32,871
Other	8,082	5,937
Current liabilities held for discontinued operations	1,017	1,472

Total current liabilities	241,642	268,605
Long-term debt	103,499	103,964
Other liabilities	1,445	2,836

Total Liabilities	346,586	375,405

Commitments and contingencies (Note 5)
Redeemable common stock—par value $.01, 2,208 shares issued and outstanding	21,302	21,302

Stockholders’ equity:
Common stock—voting—par $.01, 300,000 shares authorized; 42,535 and 42,440 shares issued and outstanding, respectively	425	424
Common stock—nonvoting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	481,129	480,082
Retained deficit	(292,737)	(297,707)

Total Stockholders’ Equity	188,817	182,799

Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$556,705	$579,506

See notes to consolidated financial statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

	(Dollars in Thousands, Except Per Share Data )
Revenues:
Commissions and fees	$82,046	$76,539
Investment income	513	740

Total Revenues	82,559	77,279
Expenses:
Compensation and employee benefits	48,737	57,548
Change in value of stock appreciation rights	—	314
Other operating expenses	17,486	18,608
Amortization of intangible assets (Note 2)	5,164	4,963
Depreciation	2,567	4,151
Interest	3,088	4,908

Total Expenses	77,042	90,492

Income (loss) from continuing operations before income tax expense	5,517	(13,213)
Income tax expense	552	640

Net Income (Loss) from Continuing Operations	4,965	(13,853)
Income (loss) from discontinued operations, net	5	(5,229)

Net Income (Loss)	$4,970	$(19,082)

Reconciliation of Net Income (Loss) to Net Income (Loss) Available to Common Stockholders:
Net income (loss)	$4,970	$(19,082)
Change in aggregate liquidation preference of preferred stock	—	(5,751)

Net Income (Loss) Available to Common Stockholders	$4,970	$(24,833)

Per Share Data - Basic and Diluted (Note 7):
Net income (loss) from continuing operations	$0.11	$(26.00)
Income (loss) from discontinued operations, net	—	(6.94)

Net Income (Loss) Per Common Share	$0.11	$(32.94)

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

	(Dollars in Thousands)
Operating Activities
Net income (loss) from continuing operations	$4,965	$(13,853)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Amortization of intangible assets	5,164	4,963
Depreciation	2,567	4,151
Deferred income taxes	—	640
Other non-cash charges	202	891
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds-restricted	6,370	780
Premiums and commissions receivable	16,401	22,132
Other assets	(879)	(2,454)
Premiums payable to insurance companies	(21,213)	(20,258)
Accrued expenses and other liabilities	(13,297)	280

Net Cash Provided by (Used in) Operating Activities	280	(2,728)

Investing Activities
Purchases of property and equipment	(1,777)	(1,499)
Cash paid for businesses acquired and related costs	(2,448)	(1,722)

Net cash used in continuing activities	(4,225)	(3,221)
Net effect of discontinued operations	—	(7,052)

Net Cash Used in Investing Activities	(4,225)	(10,273)

Financing Activities
Proceeds from issuance of long-term debt, net of issuance costs	4,469	237
Payments on long-term debt	(7,685)	(8,907)
Gross proceeds from issuance of common and preferred stock	264	2,500

Net Cash Used in Financing Activities	(2,952)	(6,170)

Decrease in cash and cash equivalents	(6,897)	(19,171)
Cash and cash equivalents at beginning of period	21,374	30,832

Cash and Cash Equivalents at End of Period	$14,477	$11,661

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,501	$3,997
Cash paid for taxes	$883	$394
Supplemental schedule of noncash investing and financing activities:
Redeemable preferred stock issued for acquisitions, primarily intangibles	$—	$711
Long-term debt issued for acquisitions, primarily intangibles	$4,680	$1,222
Common stock issued for acquisitions, primarily intangibles	$360	$—
Common stock issued for reduction in liabilities	$482	$—

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of such periods. Accordingly, they do not include all of the information and footnotes required by GAAP for the annual financial statements. The accompanying unaudited financial statements reflect the Company’s decision to discontinue the operations of its third-party administration business (USIA) in January 2002, as further discussed in the footnote under Discontinued Operations. The unaudited consolidated financial statements include the accounts of U.S.I. Holdings Corporation and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Refer to the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002 for additional details of the Company’s financial position, as well as a description of the accounting policies which have been continued without material change.  The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the footnotes below.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Discontinued Operations

The Company determined in January 2002 that USIA was no longer core to the Company’s mission, vision, or strategy and in April 2002 sold USIA for $19,900,000. The Company received and recorded cash proceeds of $18,200,000 with the remaining consideration of $1,700,000 in the form of an account receivable. The receivable is due to the Company no later than May 16, 2003. In connection with the sale, the Company recorded a pre-tax loss of $7,219,000 in the second quarter of 2002. The Company also received a $13,000,000 note receivable that bears interest at 8% due in June 2003 that is subject to certain post-closing revenue and other adjustments included in the purchase agreement. These potential adjustments could not be reasonably determined at March 31, 2003; therefore, the accompanying financial statements do not reflect the note receivable. These adjustments are expected to be resolved in June 2003.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issues to Employees,” and related interpretations (APB No. 25).  Under APB No. 25, no stock-based employee compensation cost is reflected in the statement of operations, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant.

Statements of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using the fair value based method of accounting for employee stock options.  The following table illustrates the effect on the Company’s operating results and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months Ended March 31,

	2003	2002

	(Dollars in Thousands, Except Per Share Data)

Net income (loss), as reported	$4,970	$(19,082)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	185
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(185)

Pro forma net income (loss)	$4,928	$(19,082)

Earnings per share - basic and diluted:
As reported	$0.11	$(32.94)

Pro forma	$0.11	$(32.94)

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS No. 145 beginning January 1, 2003, which did not have a significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (EITF No. 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. During the quarter ended March 31, 2003, the Company did not have any exit or disposal activities.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted the interim disclosure provisions of SFAS No. 148 at March 31, 2003.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segments are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total

	(Dollars in Thousands)
December 31, 2002	$120,003	$31,205	$36,902	$188,110
Goodwill acquisitions/adjustments	3,583	—	—	3,583

March 31, 2003	$123,586	$31,205	$36,902	$191,693

The adjustments to goodwill relate primarily to the Guild Agency acquisition described in Note 3.

The Company’s amortizable intangible assets by asset class are as follows:

	Gross Carrying Value	Accumulated Amortization	Weighted Average Amortization Period

	(Dollars in Thousands)
March 31, 2003
Expiration rights	$182,448	$(99,042)	10 Years
Covenants not-to-compete	39,171	(34,687)	7 years
Other	5,842	(697)	5 years

Total	$227,461	$(134,426)

December 31, 2002
Expiration rights	$178,911	$(94,615)	10 Years
Covenants not-to-compete	38,671	(33,951)	7 years
Other	3,701	(697)	5 years

Total	$221,283	$(129,263)

Amortization expense for amortizable intangible assets was $5,164,000 and $4,963,000 for the three months ended March 31, 2003 and 2002, respectively.  The amortization expense for amortizable intangible assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is estimated to be $20,405,000, $18,064,000, $14,865,000, $11,699,000 and $8,921,000, respectively.

The Company has no intangible assets with indefinite lives.

There were no indicators of possible impairment in the Company’s goodwill and intangibles assets during the three months ended March 31, 2003.  The Company will complete its annual goodwill impairment test in the fourth quarter of 2003.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3.  Acquisitions

In the first quarter of 2003, the Company acquired the Guild Agency of Jericho, New York.  The Guild Agency specializes in providing insurance services to the not-for-profit industry sector and reported approximately $2,400,000 in revenues for the calendar year 2002.  This acquisition allows the Company to build on its full-service capabilities for the not-for-profit industry sector.  The aggregate purchase price of $7,200,000 included cash of $2,160,000, notes payable to sellers of $4,680,000 and shares of the Company’s common stock of $360,000.   The purchase price has been tentatively allocated primarily to expiration rights, covenants not-to-compete and goodwill.  The Company is currently in the process of obtaining a valuation of the acquired assets, but does not expect that the results of the valuation will have a material impact on the preliminary purchase price allocation.  The Company’s consolidated financial statements for the three months ended March 31, 2003 include the results of the Guild Agency since the closing date of the acquisition.  This acquisition was not considered material to the Company’s financial position or results of operations.

There were no acquisitions in the first quarter of 2002.

4.  Segment Reporting

In connection with the decision to discontinue the operations of USIA, the Company renamed its administration and other services segment the specialized benefits services segment. The Company has three reportable segments: insurance brokerage, specialized benefits services and corporate. The insurance brokerage segment offers general and specialty property and casualty insurance, medical plan insurance and group life insurance. The specialized benefits services segment offers health and welfare products, benefits enrollment and communication and other related consulting services. The corporate segment is responsible for managing the following: corporate management, acquisition processes, marketing, human resources, legal, capital planning, financial and reporting.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The following tables show the income (loss) from continuing operations before income taxes for the three months ended March 31, 2003 and 2002:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total

	(Dollars in Thousands)
2003
Revenues	$70,190	$12,288	$81	$82,559
Expenses	50,758	10,426	5,039	66,223
Depreciation and amortization	5,677	1,298	756	7,731
Interest	549	263	2,276	3,088

Income (loss) from continuing operations before income taxes	$13,206	$301	$(7,990)	$5,517

2002
Revenues	$66,209	$10,861	$209	$77,279
Expenses	56,207	11,256	8,693	76,156
Change in value of stock appreciation rights	—	—	314	314
Depreciation and amortization	6,131	1,965	1,018	9,114
Interest	679	245	3,984	4,908

Income (loss) from continuing operations before income taxes	$3,192	$(2,605)	$(13,800)	$(13,213)

	March 31, 2003	December 31, 2002

	(Dollars in Thousands)
Segment Assets:
Insurance Brokerage	$450,344	$461,903
Specialized Benefits Services	79,290	82,702
Corporate	26,347	33,809

Total assets for use in continuing operations	555,981	578,414
Reconciling items:
Assets held for discontinued operations	724	1,092

Total Assets	$556,705	$579,506

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

5.  Contingencies

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

Near North Insurance Litigation.    Plaintiffs, affiliated companies which are competitors of the Company in the insurance brokerage and risk management business, filed an action in the State of California against the Company and three of its California-based officers and employees who previously worked for plaintiffs. Plaintiffs sought compensatory damages of at least $18,000,000, plus punitive damages and injunctive relief. The Company and its officers and employees asserted various defenses to this action; the Company and its officers also filed an action against plaintiffs.

In April 2002, the Company and all named parties in the litigation entered into a settlement agreement pursuant to which mutual releases were granted and a stipulation for dismissal with prejudice was filed with the court. Pursuant to such settlement agreement, plaintiffs received a payment in the amount of $1,875,000, of which the Company contributed $225,000. Pursuant to a separate settlement agreement entered into between the Company and its insurers, the Company’s insurers paid an amount of $1,650,000 toward the settlement in exchange for mutual releases.  In October 2000, the Company entered into an agreement to purchase a book of business in the entertainment industry. The agreement to purchase the business indicates that the purchase price will include the amount of any settlement paid and incurred as a result of the acquisition. Therefore, the $225,000 was reflected as an adjustment to the purchase price.

In October 2002, the plaintiff in the above action, Near North Insurance Brokerage, Inc., filed another complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers and employees who previously worked for the plaintiff, various other third party individuals, and an insurance brokerage. Plaintiff’s complaint seeks from all defendants unspecified compensatory damages, and punitive damages for alleged damages from tortious interference with clients, violation of state trade secrets acts, and civil conspiracy.  The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation, and the Company is vigorously defending this action as it believes the plaintiff’s allegations against the Company have no merit. The matter is currently in discovery and the Company filed a motion to dismiss in May 2003.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Royal Indemnity Company Claim.    In March 2000, the Company and Royal Indemnity Company, an affiliate of Royal & Sun Alliance Insurance Group plc (Royal), entered into a multi-year strategic Alliance Agreement (Agreement). In May 2001, Royal gave notice of its intent to terminate the Agreement and thereby avoided responsibility to fund additional annual incentive payments. In September 2001, Royal advised the Company in writing of its contention that the Company owed Royal $7,295,000 under the Agreement. At December 31, 2001, the Company had a $4,700,000 liability for the Royal claim. Royal also contended that the Company was obligated to contribute $1,500,000 toward an errors and omissions claim not directly related to the Agreement, but that arose from a coverage dispute with a mutual client. In April 2002, Royal and the Company agreed on terms to settle all matters related to the errors and omissions claim and the Agreement. Pursuant to the terms of the June 7, 2002, Settlement Agreement and Mutual Release, Royal received a $2,725,000 cash payment from the Company, with $250,000 of such payment being paid by the Company’s insurer. The $2,725,000 cash payment has been paid in installments whereby $250,000 from the Company’s insurer was paid upon the execution of the settlement agreement, $1,238,000 was paid by the Company in January 2003, and the remaining $1,237,000 was paid by the Company in April 2003. In addition, solely in exchange for a release of liability on all claims, the Company issued to Royal 353,572 shares of preferred stock (which was converted into common stock upon the consummation of the Company’s initial public offering) at $7 per share (prior to the 2 for 5 reverse stock split effective in the fourth quarter of 2002). The parties exchanged mutual releases of liability.

Gary J. Missigman Litigation.    USI Northeast, Inc. (USI Northeast), a subsidiary of the Company, was a defendant in an action filed by Mr. Missigman in federal court. In October 2002, the parties entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $750,000 by USI Northeast to the Missigman bankruptcy estate, an exchange of releases and dismissal of the action with prejudice. The Company accrued $300,000 in the first quarter of 2002 towards this liability and an additional $450,000 in the third quarter of 2002 as a result of this settlement agreement. The $750,000 settlement payment was paid in January 2003.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Since early 1999, offices of the United States Attorney for the Eastern District of New York and the District Attorney of Nassau County have been conducting a joint investigation into possible wrongdoing in the procurement and administration of contracts for third-party health care administrative services for employees of Nassau County. None of the Company, USIA or any of their current management or employees has been informed that such person is a target of the investigation. The Company and USIA have, from the outset, cooperated fully with this investigation. In October 2001, the United States Attorney brought an indictment against several individuals connected with the Nassau County controversy, including the former CEO of USIA. Based on the facts and the cooperation of the Company and USIA in the government’s investigation, the United States Attorney issued a press release in October 2001 that included, among other matters, a statement that neither the Company nor USIA was responsible for any wrongdoing alleged in the indictment. In March 2002, a second superseding indictment was made public. This indictment added the former CFO of USIA as a defendant, charging him with aiding the coordination and cover-up of the payment of secret commissions in violation of the contract with Nassau County and altering USIA’s records. The former CFO of USIA was added to a number of charges, including the charge of conspiracy to defraud Nassau County. The second superseding indictment also added income tax evasion charges against several people, including the former CEO of USIA, and accused him of causing the Company to file a false tax return. The trial, which commenced in January 2003, ended in April 2003, with the judge dismissing the charges against the former CFO of USIA, and the jury deadlocking on the charges against the former CEO of USIA. A retrial is scheduled for September 2003. In April 2003, the Company received additional requests for information from the United States Attorney’s Office and is cooperating fully in a continuing investigation of the former CEO of USIA. None of the Company, USIA or any current management or employees has been informed that such person is a target of the continuing investigation.

6.   Efficiency Initiative Accrual

As a result of the Company’s continuing effort to reduce operating expenses, in the first quarter of 2002, the Company recorded charges of $3,563,000, $1,832,000 and $116,000 related to future compensation costs for terminated employees, future producer compensation restructuring costs and future lease costs for terminated office leases, respectively. Also, in the first quarter of 2002, the Company eliminated 32 employees across all of its operating offices and the Company renegotiated the compensation arrangements of four sales professionals in connection with these expense reduction efforts. There were no such charges in the first quarter of 2003.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The following table summarizes changes to carrying amounts related to the employee termination benefits, the producer compensation restructuring and terminated office lease costs liabilities:

	Employee Termination Benefits	Producer Compensation Restructuring	Terminated Office Lease	Total

	(Dollars in Thousands)
December 31, 2002	$2,262	$1,893	$785	$4,940
Applied in three months	(680)	(552)	(189)	(1,421)

March 31, 2003	$1,582	$1,341	$596	$3,519

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

7.   Earnings Per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2003	2002

	(Amounts in Thousands, Except Per Share Data)
Numerator:
Net income (loss) from continuing operations	$4,965	$(13,853)
Income (loss) from discontinued operations, net	5	(5,229)

Net income (loss)	4,970	(19,082)
Change in aggregate liquidation preference of preferred stock	—	(5,751)

Numerator for basic earnings per share-income (loss) available to common stockholders	$4,970	$(24,833)

Denominator:
Denominator for basic earnings per share-weighted average shares	44,667	754

Denominator for diluted earnings per share-weighted average shares (a)	44,769	754

Earnings per share - basic and diluted:
Net income (loss) from continuing operations	$0.11	$(26.00)
Income (loss) from discontinued operations, net	—	(6.94)

Net income (loss) per common share	$0.11	$(32.94)

(a)	For the three months ended March 31, 2002, dilutive shares of 32,918,000 were not included in diluted weighted average shares outstanding because the effect would have been antidilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in Part I-Item 1. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed above and elsewhere.

Primary Financial Measures

The financial measures that we use to evaluate our performance on a consolidated basis are:

•	Total Revenues;

•	EBITDA, which we define as Total Revenues less Compensation and Employee Benefits and Other Operating Expenses;

•	EBITDA Margin, which we define as EBITDA as a percentage of Total Revenues; and

•	Net Income (Loss) plus Amortization of Intangible Assets.

We present EBITDA because we believe that it is a relevant and useful indicator of our operating profitability and our ability to incur and service debt. We believe EBITDA is relevant owing to our leveraged approach to our capital structure and resulting significant amount of interest expense, and our accounting for all acquisitions using the purchase method of accounting and resulting significant amount of amortization of intangible assets. We present EBITDA Margin because we believe it is a relevant and useful indicator in understanding how we view our operating efficiency. We present Net Income (Loss) plus Amortization of Intangible Assets because we believe that it is a relevant and useful indicator in understanding our ability to generate earnings. We believe Net Income (Loss) plus Amortization of Intangible Assets is relevant owing to the significant amount of our amortization of intangible assets resulting from accounting for all acquisitions using the purchase method of accounting.

You should not consider these financial measures as alternatives to other financial measures determined in accordance with accounting principles generally accepted in the United States, which we refer to as GAAP. You should not consider EBITDA as an alternative to cash flows from operating activities, investing activities or financing activities as a measure of liquidity. In addition, please note that because not all companies calculate these financial measures similarly, the presentation of these measures in this report is not likely to be comparable to those of other companies.

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

In most acquisitions, we issued a combination of cash, seller notes and preferred stock. Effective with our initial public offering, we discontinued the practice of offering preferred stock as consideration in acquisitions and started the practice of offering common stock. We also structured our acquisition agreements to include contingent purchase price payments, commonly referred to as “earn-outs,” which we treated as adjustments to purchase price and paid in a combination of cash, seller notes and preferred stock and capitalized upon determination. In some cases, acquisitions included annual cash bonuses, which we refer to as “Growth Based Bonuses,” that were payable upon achieving agreed upon performance targets, and are expensed as incurred and are classified in Compensation and Employee Benefits. Effective January 2000, we discontinued the practice of offering Growth Based Bonuses. We incurred $0.1 million and $1.3 million of Growth Based Bonus Expense for the three months ended March 31, 2003 and 2002, respectively. We expect that all of our Growth Based Bonus obligations related to completed acquisitions will expire by December 31, 2004. The Growth Based Bonus expense for the years ending December 31, 2003 and 2004 is estimated to be $0.3 million and $0.1 million, respectively.

During the three months ended March 31, 2003, we acquired the Guild Agency of Jericho, New York, effective February 28, 2003. The Guild Agency specializes in providing insurance services to the not-for-profit industry sector and generated approximately $2.4 million in revenues in the 2002 calendar year. For further detail on the Guild Agency acquisition, please read Note 3, “Acquisitions,” in our three-month financial statements.

Discontinued Operations

In the latter part of 2001, we completed a strategic and financial review of our company and concluded that USIA was no longer core to our mission, vision or strategy. Consequently, in January 2002, we announced our intention to sell USIA and subsequently sold the business in April 2002. The cash proceeds from the disposition of USIA were used to repay a portion of our bank borrowings, seller notes associated with the business and related transaction expenses. USIA is reflected in our financial statements as a Discontinued Operation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets, liabilities and results of operations for USIA have been disaggregated in our financial statements. For the three months ended March 31, 2003, there was nominal activity in Discontinued Operations owing to the fact USIA was sold April 2002. The net loss of $5.2 million from Discontinued Operations for the three months ended March 31, 2002, includes $3.0 million of selling costs related to the sale of USIA in April 2002. For further detail on USIA please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” in our three-month financial statements, under “Discontinued Operations,” and Note 5, “Contingencies,” under “USIA Litigation Matters.”

Litigation Costs Related to Discontinued Operations

We incurred zero and $1.0 million in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA for the three months ended March 31, 2003 and 2002, respectively. These expenses were incurred in connection with litigation matters related to USIA, but are reflected in the results of our corporate segment under Other Operating Expenses, consistent with our accounting practices.

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

Results of Operations

Calculation of EBITDA and Net Income (Loss) plus Amortization of Intangible Assets

	Three months ended March 31,

	2003		2002

	(in thousands, except for percentages)
Revenues	$82,559		$77,279
Compensation and Employee Benefits	48,737		57,548
Other Operating Expenses	17,486		18,608

EBITDA(a)	16,336	19.8%	1,123	1.5%
Change in Value of Stock Appreciation Rights	—		314
Amortization of Intangible Assets	5,164		4,963
Depreciation	2,567		4,151
Interest	3,088		4,908

Income (Loss) From Continuing Operations Before Income Tax Expense	5,517	6.7%	(13,213)	(17.1)%
Income Tax Expense	552		640

Net Income (Loss) From Continuing Operations	4,965		(13,853)
Income (Loss) From Discontinued Operations, Net of Income Taxes	5		(5,229)

Net Income (Loss) in accordance with GAAP	4,970		(19,082)
Addback:
Amortization of Intangible Assets	5,164		4,963

Net Income (Loss) plus Amortization of Intangible Assets	$10,134		$(14,119)

(a)	Net cash from continuing operating activities was $0.3 million and $(2.7) million for the three months ended March 31, 2003 and 2002, respectively.

Please read the information under the caption “—Integration Efforts and Other Charges” below for more details.

Revenues.    Revenues increased $5.3 million, or 6.8%, to $82.6 million in the three months ended March 31, 2003, from $77.3 million in the three months ended March 31, 2002. In the three months ended March 31, 2003, we experienced increased Property & Casualty (P&C) contingencies, positive net new business and increased premium rates on renewals in our Insurance Brokerage segment. In addition, within our Specialized Benefits Services segment we realized increased revenues in our executive and professional benefits product line. Excluding the impact of $0.2 million in revenues generated in the first quarter of 2003 from the acquisition of the Guild Agency effective February 28, 2003, revenues increased 6.6% for the three months ended March 31, 2003.

Compensation and Employee Benefits.    Compensation and Employee Benefits decreased $8.8 million, or 15.3%, to $48.7 million in the three months ended March 31, 2003, from $57.5 million in the three months ended March 31, 2002. In the three months ended March 31, 2003, we had integration efforts and other charges of zero compared to $8.1 million in the three months ended March 31, 2002. Excluding the effect of these charges, Compensation and Employee Benefits decreased $0.7 million or 1.4% in the three months ended March 31, 2003. As a percentage of revenues, Compensation and Employee Benefits was 59.0% in the three months ended March 31, 2003, compared to 74.5% in the three months ended March 31, 2002, primarily due to the charges. Excluding the effect of these charges, Compensation and Employee Benefits as a percentage of revenues was 59.0% in the three months ended March 31, 2003, compared to 64.0% in the three months ended March 31, 2002. The decrease, as a percentage of revenues, in the three months ended March 31, 2003, is primarily due to the positive affects of our integration efforts and improvements in performance in our operations. To reduce compensation expense in future periods, we terminated 32 employees and renegotiated compensation arrangements for four sales professionals and incurred charges related to those transactions during the three months ended March 31, 2002.

Other Operating Expenses.    Other Operating Expenses decreased $1.1 million, or 6.0%, to $17.5 million in the three months ended March 31, 2003, from $18.6 million in three months ended March 31, 2002. In the three months ended March 31, 2003, we had integration efforts and other charges of zero compared to $1.6 million in the three months ended March 31, 2002.  Excluding the effect of these charges, Other Operating Expenses increased $0.4 million or 2.6% in the three months ended March 31, 2003. As a percentage of revenues, Other Operating Expenses were 21.2% in the three months ended March 31, 2003, compared to 24.1% in the three months ended March 31, 2002, primarily due to the charges. Excluding the effect of these charges, Other Operating Expenses as a percentage of revenues were 21.2% in the three months ended March 31, 2003, compared to 22.1% in the three months ended March 31, 2002.

Net Income (Loss) From Continuing Operations.    Net Income From Continuing Operations increased $18.8 million to $4.9 million in the three months ended March 31, 2003, from a loss of $13.9 million in the three months ended March 31, 2002, due to (i) a reduction in Compensation and Employee Benefits principally due to the expense recognized for the integration efforts and other charges in the three months ended March 31, 2002, (ii) improvement in performance in our operations, (iii) a reduction in Other Operating Expenses principally due to other charges realized in the three months ended March 31, 2002, and (iv) a decrease in interest expense as a result of lower interest rates and a reduction in debt. The effective tax rate from continuing operations, for the three months ended March 31, 2003, was 10.0% compared to (4.8)% for the three months ended March 31, 2002. Income tax expense of $0.6 million for the three months ended March 31, 2003 and 2002, principally relates to state income taxes. Federal income taxes have not been provided due to the net operating loss carryforwards available from prior year losses. We expect to utilize our federal net operating loss carryforwards by the end of 2004.  Subsequent to 2004, our normalized income tax provision should approximate 41.0%.

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

Insurance Brokerage

	Three months ended March 31,

	2003	2002

	(in thousands, except for percentages)
Revenue:
Property & Casualty	$48,314	$44,829
Group Employee Benefits	21,876	21,380

Total Revenues	70,190	66,209
Compensation and Employee Benefits	38,930	44,618
Other Operating Expenses	11,828	11,589

EBITDA	$19,432	$10,002

EBITDA Margin	27.7%	15.1%
Income From Continuing Operations Before Income Taxes	$13,206	$3,192
Income From Continuing Operations Before Income Taxes Margin	18.8%	4.8%

For the three months ended March 31, 2003, the Insurance Brokerage segment results reflect zero charges compared to $4.6 million of integration efforts and other charges for the three months ended March 31, 2002.

Revenues in the Insurance Brokerage segment increased $4.0 million, or 6.0%, to $70.2 million in the three months ended March 31, 2003, from $66.2 million in the three months ended March 31, 2002, due primarily to increases in P&C contingencies, positive net new business production, and increasing premium rates on renewals in P&C . These positive trends were partially offset by difficult market conditions in Group Employee Benefits attributable to the impact of the economic downturn and negative impact on employment levels of our customers. Excluding the impact of $0.2 million in revenues generated in the  first quarter of 2003 from the acquisition of the Guild Agency effective February 28, 2003, Insurance Brokerage revenues increased 5.7% for the three months ended March 31, 2003. Property & Casualty revenues represented 58.5% and 58.0% of our total consolidated revenues in three months ended March 31, 2003 and 2002, respectively, and Group Employee Benefits revenues represented 26.5% and 27.7% of our total consolidated revenues in three months ended March 31, 2003 and 2002, respectively.

EBITDA in the Insurance Brokerage segment increased $9.4 million or 94.3% to $19.4 million in the three months ended March 31, 2003 from $10.0 million in the three months ended March 31, 2002. EBITDA Margin in the Insurance Brokerage segment was 27.7% and 15.1% in three months ended March 31, 2003 and 2002, respectively. Excluding the effect of the integration efforts and other charges, EBITDA and EBITDA Margin in the Insurance Brokerage segment were $19.4 million and 27.7% and $14.6 million and 22.1% in the three months ended March 31, 2003 and 2002, respectively. The increase in EBITDA and EBITDA Margin in the three months ended March 31, 2003 is due to (i) a decrease in Compensation and Employee Benefits and Other Operating Expenses, as a percent of revenues, due to the positive affects of our integration efforts, (ii) improvement in performance in our operations, (iii) the positive impact of increased P&C contingencies, and (iv) a reduction in Growth Based Bonus expense.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $13.2 million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively. The increase in the three months ended March 31, 2003 is due to the items discussed above.

Specialized Benefits Services

	Three months ended March 31,

	2003	2002

	(in thousands, except for percentages)
Revenues	$12,288	$10,861
Compensation and Employee Benefits	7,640	7,495
Other Operating Expenses	2,786	3,761

EBITDA	$1,862	$(395)

EBITDA Margin	15.2%	(3.6)%
Income (Loss) From Continuing Operations Before Income Taxes	$301	$(2,605)
Income (Loss) From Continuing Operations Before Income Taxes Margin	2.4%	(24.0)%

For the three months ended March 31, 2003, the Specialized Benefits Services segment results reflect zero charges compared to $1.1 million in integration efforts and other charges for the three months ended March 31, 2002.

Specialized Benefits Services revenues increased $1.4 million, or 13.1%, to $12.3 million in the three months ended March 31, 2003, from $10.9 million in the three months ended March 31, 2002. The increase is mainly due to (i) an increase in executive and professional benefits revenues and (ii) fees earned in the development of our wealth management product line, somewhat offset by a reduction in core benefit product sales resulting from difficult market conditions. Specialized Benefits Services revenues represented 14.9% and 14.1% of our total consolidated revenues in the three months ended March 31, 2003 and 2002, respectively.

EBITDA in the Specialized Benefits Services segment increased $2.3 million to $1.9 million in the three months ended March 31, 2003 from $(0.4) million in the three months ended March 31, 2002. EBITDA Margin in the Specialized Benefits Services segment was 15.2% and (3.6)% in the three months ended March 31, 2003 and 2002, respectively. Excluding the effect of the integration efforts and other charges, EBITDA and EBITDA Margin in the Specialized Benefits Services segment were $1.9 million and 15.2% and $0.7 million and 6.5% in the three months ended March 31, 2003 and 2002, respectively. EBITDA and EBITDA Margin in the Specialized Benefits Services segment in the three months ended March 31, 2003 were positively impacted by the items discussed above and a reduction in Growth Based Bonus expense, partially offset by (i) a decrease in new business in our core benefits product line, resulting from difficult market conditions and (ii) a decrease in sales in our benefits enrollment and communications product line, resulting from timing delays of enrollments.

Income (Loss) From Continuing Operations Before Income Taxes in the Specialized Benefit Services Segment was $0.3 million and $(2.6) million in the three months ended March 31, 2003 and 2002, respectively. The increase in the three months ended March 31, 2003 is due to (i) the items discussed above, and (ii) a decrease in depreciation expense due to additional depreciation expense in the three months ended March 31, 2002, related to obsolete equipment that did not recur in the three months ended March 31, 2003.

Corporate

	Three months ended March 31,

	2003	2002

	(in thousands, except for percentages)
Revenues	$81	$209
Compensation and Employee Benefits	2,167	5,435
Other Operating Expenses	2,872	3,258

EBITDA	$(4,958)	$(8,484)

Percentage of Revenues	(6.0)%	(11.0)%
Loss From Continuing Operations Before Income Taxes	$(7,990)	$(13,800)
Loss From Continuing Operations Before Income Taxes Percentage of Revenues	(9.7)%	(17.9)%

For the three months ended March 31, 2003, the Corporate segment results reflect zero charges compared to $3.9 million in integration efforts and other charges for the three months ended March 31, 2002.

Revenues at the Corporate segment represent interest income. Net Corporate expenses were $5.0 million and $8.5 million in the three months ended March 31, 2003 and 2002, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 6.0% and 11.0% in the three months ended March 31, 2003 and 2002, respectively. Included in net Corporate expenses in the three months ended March 31, 2003 and 2002, is zero and $1.0 million, respectively, in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA, a discontinued operation. Excluding the effect of the integration efforts and other charges and the legal fees discussed above, net Corporate expenses were $5.0 million and $3.6 million in three months ended March 31, 2003 and 2002, respectively, and as a percentage of total consolidated revenues, net Corporate expenses were 6.0% and 4.6% in the three months ended March 31, 2003 and 2002, respectively. The net Corporate expense and related percentage were negatively impacted primarily by (i) the increased cost associated with operating as a public company and (ii) reduced interest income as a result of lower interest rates. Included in the Corporate segment in the three months ended March 31, 2002, was a $0.3 million charge related to the Missigman liability. Please read Note 5, “Contingencies” in our three-month financial statements under “Gary J. Missigman Litigation.”

Net Loss From Continuing Operations in the Corporate segment was $8.0 million and $13.8 million in the three months ended March 31, 2003 and 2002, respectively. The decrease in 2003 is primarily due to (i) the $3.9 million in integration efforts and other charges in the three months ended March 31, 2002, and (ii) a $1.7 million decrease in interest expense as a result of lower interest rates and a reduction in debt.

Integration Efforts and Other Charges

	Three months ended March 31,

	2003	2002

	(in thousands)
Integration Efforts
Compensation and Employee Benefits	$—	$5,396
Other Operating Expenses	—	116

Total Integration Efforts	—	5,512
Other Charges
Compensation and Employee Benefits	—	2,711
Other Operating Expenses	—	1,445

Total Other Charges	—	4,156

Total Charges to EBITDA	$—	$9,668

Integration Efforts

Upon completion of the majority of our acquisitions, we undertook initiatives to determine the following: (i) positions within the organization that could be eliminated without resulting in loss of revenues or detriment to service; (ii) sales professionals contracts that should be renegotiated because they were in excess of our standard compensation practices; and (iii) accretive benefits that could be derived from the early termination of lease commitments. Upon completion of the analysis we reduced the number of our employees by 32 during the three months ended March 31, 2002, and such persons were given various levels of severance depending on their length of service with us. This process resulted in severance charges of $3.6 million in the three months ended March 31, 2002. In addition, in the three months ended March 31, 2002, we renegotiated the compensation arrangements of four sales professionals whose compensation arrangements were in excess of our standard compensation practices. The renegotiation of these contracts resulted in an expense of $1.8 million in the three months ended March 31, 2002. Finally, in the three months ended March 31, 2002 we terminated lease arrangements at one location. The early termination of this lease commitment resulted in a charge of $0.1 million in the three months ended March 31, 2002.

In 1999, we sold a brokerage operation that generated revenues from commissions and fees on the sale of life insurance products primarily through third-party agents, which we call wholesale distribution. The wholesale distribution strategy of this operation did not fit with our current focus on retail distribution; as a result, we sold the operation to the former owners of that operation and recorded a loss of $3.2 million on the sale of the business. Included in the consideration received for the operation was a note receivable based on a future revenue sharing arrangement. Upon review of the current and future revenue streams generated and to be generated from the sold brokerage operation, we determined that the note was impaired by $1.4 million. The note receivable, originally issued for $1.5 million, was written down by $1.3 million in 2001 and written down by $0.1 million in the three months ended March 31, 2002.

Other Charges

In January 2002, Bernard H. Mizel retired as our chairman and chief executive officer. David L. Eslick, who has been president and chief operating officer since July 1998, succeeded Mr. Mizel. In the three months ended March 31, 2002, we recorded a charge of $2.8 million related to the retirement.

In the three months ended March 31, 2002, we accrued $0.3 million related to the Royal Indemnity Company Claim. Please read Note 5, “Contingencies,” in our three-month financial statements under “Royal Indemnity Company Claim.”

In December 2001, we entered into a services agreement with Ceridian Corporation. The agreement stipulates that Ceridian Corporation will provide administrative services to our customers and us. We estimated that the conversion cost associated with this service agreement was $1.2 million and we accrued this amount in the fourth quarter of 2001. In March 2002, the original service agreement was amended due to our announcement to sell USIA. Please read “—Discontinued Operations” above. The amendment eliminated USIA as a party to the service agreement, which resulted in the accrual of an additional $1.0 million in the three months ended March 31, 2002.

Stock Appreciation Rights

In 1995, we adopted a Long-Term Incentive Plan to provide a means to attract, retain and motivate employees. As part of the Long-Term Incentive Plan we issued stock appreciation rights, which we refer to as SARs. SARs generally vested over a five-year period, although accelerated vesting was possible under specified circumstances. Upon exercise of a SAR, the holder generally was entitled to receive, in cash, the excess of the fair market value per share of our common stock on the date of exercise over the grant price of the SAR. The valuation of SARs was based on the estimated fair value of a share of our common stock. In accordance with GAAP, compensation expense, or a reduction of compensation expense, for SARs was recorded over the vesting period based on the change in fair value from grant date to each balance sheet date. We recorded an increase in SAR-related compensation expense of $0.3 million in the three months ended March 31, 2002.

Upon the consummation of our initial public offering in October 2002, the Long-Term Incentive Plan was terminated and replaced with the 2002 Equity Incentive Plan. Also, after the consummation of our initial public offering, we made an offer to exchange all outstanding SARs for stock options or stock under our 2002 Equity Incentive Plan. On November 27, 2002, the SARs exchange was completed, the SARs tendered in the exchange were canceled, and the related compensation expense for 2002 was finalized. As of March 31, 2003, there were no SARs outstanding.

Liquidity and Capital Resources

Our debt consists of the following:

	As of March 31, 2003	As of December 31, 2002

	(in thousands)
Existing Credit Facility:
Term loan	$28,427	$29,521
Revolving credit facility	62,000	56,075
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009	37,261	35,880
CNA Pro Finite Risk Policy	1,448	3,028
Zurich term loan	3,000	3,000
Other long-term debt, including capital leases	8,250	9,331

Total debt	140,386	136,835
Current portion of long-term debt	(36,887)	(32,871)

Long-term debt	$103,499	$103,964

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

From the inception of our existing credit facility on September 17, 1999 through March 31, 2003, we amended the facility six times to adjust financial covenants. Without these amendments, we would have been in default under the facility. Failure to comply with financial covenants in our existing credit facility could cause all or a portion of our debt to become immediately due and payable. As of March 31, 2003, we were in compliance with the facility as amended.

As of March 31, 2003, the significant financial covenants of our existing credit facility were as follows:

Description of Covenant	Actual	Covenant

Consolidated Total Debt to Adjusted Pro Forma EBITDA Ratio(a)	1.86	2.50 maximum
Interest Expense Coverage Ratio(a)	5.29	3.00 minimum
Fixed Charge Coverage Ratio(a)	1.47	1.00 minimum
Stockholders’ Equity(a) (in millions)	$210.1	$180.0 minimum

(a)	As defined in our existing credit facility.

We are continuing to evaluate our debt structure in light of our available sources of funding. Upon completing this evaluation, we expect to be in a position to make a judgment as to what the debt component of our capital structure should be to best support our business and acquisition strategy. This may or may not result in a decision to replace our existing credit facility with either a new credit facility, publicly or privately offered notes, some other form of debt financing, or some combination of the foregoing or request an amendment to our existing credit facility. In the event that we replace our existing credit facility, we will be required to pay a fee equal to 1.00% of the revolving credit commitment and the outstanding borrowings under the term loan as determined 30 days prior to repayment. In the event our existing credit facility is not replaced by March 31, 2004, and depending on our results of operations, we may be required to request from our current lenders a waiver or modification of the shareholders’ equity covenant, and possibly other covenants, in the existing credit facility. Failure to comply with financial covenants in our existing credit facility could cause all or a portion of our debt to become immediately due and payable.

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

In addition to our debt service requirements, we will require liquidity for capital expenditures and working capital needs. Capital expenditures for the three months ended March 31, 2003 and 2002, were $1.8 million and $1.5 million, respectively. For the three months ended March 31, 2003 and 2002, $0.7 million and $1.0 million, respectively, of our total capital expenditures related to management information systems. We have funded our capital expenditures with cash generated internally from operations and from external financing and expect to continue to do so in the future. Our total capital expenditures are expected to be approximately $10.9 million in 2003.

We believe that cash and cash equivalents on hand of $14.5 million and availability under our revolving credit facility of $11.6 million as of March 31, 2003, together with cash flow generated from operations, should be sufficient to fund our estimated $25.8 million in debt principal repayment, working capital needs and budgeted $9.1 million in capital expenditures through December 31, 2003. Our liquidity thereafter will depend on our financial results and future available sources of additional equity or debt funding and our results of operations. The revolving credit facility provides us with availability of up to $75.0 million, all of which is available for general corporate purposes, including acquisitions. As of March 31, 2003, borrowings outstanding under the revolving credit facility were $62.0 million. Additionally, we had $1.4 million outstanding under letters of credit. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Cash and cash equivalents decreased by $6.9 million and $19.2 million for the three months ended March 31, 2003 and 2002, respectively. Net cash provided by (used in) operating activities totaled $0.3 million and $(2.7) million for the three months ended March 31, 2003 and 2002, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable.

Net cash used in continuing investing activities totaled $4.2 million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively, which principally reflects acquisition activities and Capital Expenditures. Cash expenditures for acquisitions amounted to $2.4 million, and $1.7 million for the three months ended March 31, 2003 and 2002, respectively. The $2.4 million for the three months ended March 31, 2003, reflects the payment of the cash portion of the Guild Agency acquisition and the payment of additional purchase price on retention based acquisitions. The $1.7 million for the three months ended March 31, 2002, reflects the payment of additional purchase price and retention based acquisition payments. Cash expenditures for Capital Expenditures amounted to $1.8 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. Investments in “Discontinued Operations” were zero and $7.1 million for the three months ended March 31, 2003 and 2002, respectively.

Net cash used in financing activities totaled $3.0 million and $6.2 million for the three months ended March 31, 2003 and 2002, respectively, as we made debt payments and continued to issue both debt and equity. In the three months ended March 31, 2003, we borrowed $6.0 million from our revolving credit facility for the Guild Agency acquisition and working capital purposes. Offsetting the proceeds from our revolving credit facility in the three months ended March 31, 2003, was a $1.8 million amendment fee related to our credit agreement.  In the three months ended March 31, 2002, we received $2.5 million from the issuance of our preferred stock to Sovereign Bancorp.

Net income (loss) from continuing operations per share (basic and diluted) was $0.11 and $(26.00) for the three months ended March 31, 2003 and 2002, respectively. Our per share data was significantly impacted by the 43.8 million increase in our common shares outstanding in the fourth quarter of 2002, which was a result of (i) 34.8 million shares of our common stock issued to the holders of our preferred stock concurrent with our initial public offering and (ii) 9.0 million shares of our common stock issued as part of the initial public offering. As of March 31, 2003, we had 44.7 million shares of our common stock outstanding; that is, 42.5 million shares are included in stockholders’ equity and 2.2 million shares are included in redeemable securities. As of March 31, 2002, we had 0.8 million shares of our common stock outstanding.

Commitments

The table below summarizes our indebtedness and lease commitments as of March 31, 2003:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

	(in thousands)
Credit facility	$90,427	$15,307	$75,120	$—	$—
Other debt	49,959	21,580	23,553	3,951	875
Operating lease commitments	57,438	13,881	22,815	13,221	7,521

Total	$197,824	$50,768	$121,488	$17,172	$8,396

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when determined. At March 31, 2003, we estimate the future significant contingent purchase price payments to be $6.6 million, which would be payable in a combination of cash, common stock and debt. These contingent purchase price payments have measurement dates of December 31, 2003. Because of the contingent nature of this liability, under GAAP this amount has not been recorded as a liability in our financial statements. This amount primarily relates to one acquisition and will be reflected on our financial statements as a liability and additional purchase price within 90 days of the measurement date. The 90-day period from the measurement date allows us to calculate the contingent purchase price.

Some of our common stockholders have various put rights that are exercisable upon specific events.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. We adopted SFAS No. 145 beginning January 1, 2003, which did not have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (EITF No. 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. During the three months ended March 31, 2003, we did not have any exit or disposal activities.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. We adopted the interim disclosure provisions of SFAS No. 148 at March 31, 2003.

Item 3.     Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices.  We are exposed to interest rate risk in connection with our credit facility.  We had approximately $90.4 million of floating rate bank debt outstanding at March 31, 2003.  Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt will result in a $0.9 million decrease annually in our net earnings.  We currently do not engage in any derivatives or hedging transactions.

Item 4.     Controls and Procedures

Within the 90-day period prior to the date of this report, the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
U.S.I. HOLDINGS CORPORATION

Item 1.     Legal Proceedings

          Information regarding legal proceedings is set forth in Note 5 “Contingencies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  The disclosure set forth in Note 5 “Contigencies” is incorporated herein by reference.

Item 2.      Changes in Securities and Use of Proceeds

          On February 28, 2003, the Company issued 35,434 shares of common stock at $10.16 per share in connection with the acquisition of the Guild Agency.  The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

1)

Current Report on Form 8-K regarding the Eighth Amendment and Consent (the “Eighth Amendment”) to our Credit Agreement with Credit Lyonnais Cayman Island Branch, as Administrative Agent, J.P. Morgan Chase Bank, as Syndication Agent and the various lenders from time to time party thereto, filed on February 6, 2003.

	2)	Current Report on Form 8-K regarding our financial results for the quarter ended December 31, 2002, filed on February 13, 2003.

	3)	Current Report on Form 8-K regarding a visual presentation titled “USI Takes Flight”, presented at the Merrill Lynch Insurance Conference on February 13, 2003, filed on February 14, 2003.

4)	Current Report on Form 8-K regarding the election of Mr. Richard M. Haverland to our Board of Directors and as a member of the Nominating Committee and Audit Committee, filed on February 28, 2003.

5)	Current Report on Form 8-K regarding the appointment of Mr. Robert S. Schneider as our Chief Financial Officer, filed on March 7, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION
(Registrant)

DATE: May 14, 2003	BY:	/s/ ROBERT S. SCHNEIDER

Robert S. Schneider Executive Vice President and Chief Financial Officer

CERTIFICATION

I, David L. Eslick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of U.S.I. Holdings Corporation;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ DAVID L. ESLICK

David L. Eslick Chief Executive Officer

CERTIFICATION

I, Robert S. Schneider, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of U.S.I. Holdings Corporation;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ ROBERT S. SCHNEIDER

Robert S. Schneider Chief Financial Officer

U.S.I. HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002