Form 10-Q
period 2003-06-30
USI HOLDINGS CORP
filed 2003-08-14
CIK 1102643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒	No ☐.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒.

     As of August 8, 2003, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 45,727,923 shares.

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

Forward-looking statements made by us or on our behalf are subject to risks and uncertainties, including but not limited to the following: general economic conditions around the country; downward pressures on commercial property and casualty premiums; the competitive environment; the integration of  our  operations with those businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration;  future regulatory actions and conditions in the states in which we conduct our business; our  level of indebtedness and debt service requirements; and our ability to attract and retain key sales and manage professionals. Our ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 1.     Financial Statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(Unaudited)
	(Amounts in Thousands, Except Per Share Data)
Assets
Current assets:
Cash and cash equivalents	$32,437	$21,374
Fiduciary funds - restricted	72,725	77,931
Premiums and commissions receivable, net of allowance for bad debts of $1,937 and $1,730, respectively	153,715	161,450
Receivable from sale of discontinued operations	1,713	1,713
Other	10,821	12,304
Current assets held for discontinued operations	542	1,063

Total current assets	271,953	275,835
Goodwill, net of accumulated amortization of $40,195 for 2003 and 2002, respectively (Note 2)	202,479	188,110
Other intangible assets (Note 2):
Expiration rights	190,352	178,911
Covenants not-to-compete	39,762	38,671
Other	5,065	3,701

	235,179	221,283
Accumulated amortization	(139,933)	(129,263)

	95,246	92,020
Property and equipment, net	20,546	20,961
Other assets	2,834	2,551
Assets held for discontinued operations	29	29

Total Assets	$593,087	$579,506

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$167,799	$179,032
Accrued expenses	43,290	49,293
Current portion of long-term debt	39,628	32,871
Other	7,735	5,937
Current liabilities held for discontinued operations	809	1,472

Total current liabilities	259,261	268,605
Long-term debt	103,098	103,964
Other liabilities	1,310	2,836

Total Liabilities	363,669	375,405

Commitments and contingencies (Note 6)
Redeemable common stock - par value $.01, 1,716 and 2,208 shares issued and outstanding, respectively (Note 4)	18,184	21,302

Stockholders’ equity (Note 4):
Common stock - voting—par $.01, 300,000 shares authorized; 44,151 and 42,440 shares issued and outstanding, respectively	441	424
Common stock—nonvoting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	495,982	480,082
Retained deficit	(285,189)	(297,707)

Total Stockholders’ Equity	211,234	182,799

Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$593,087	$579,506

See notes to consolidated financial statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in Thousands, Except Per Share Data)
Revenues:
Commissions and fees	$85,647	$79,551	$167,693	$156,090
Investment income	600	664	1,113	1,404

Total Revenues	86,247	80,215	168,806	157,494
Expenses:
Compensation and employee benefits	49,373	46,928	98,110	104,476
Change in value of stock appreciation rights	—	317	—	631
Other operating expenses	18,577	16,579	36,063	35,187
Amortization of intangible assets (Note 2)	5,506	5,541	10,670	10,504
Depreciation	2,498	2,365	5,065	6,516
Interest	3,112	4,903	6,200	9,811
Early extinguishment of debt	—	660	—	660

Total Expenses	79,066	77,293	156,108	167,785

Income (loss) from continuing operations before income tax expense (benefit)	7,181	2,922	12,698	(10,291)
Income tax expense (benefit)	(465)	640	87	1,280

Net Income (Loss) from Continuing Operations	7,646	2,282	12,611	(11,571)
Loss from discontinued operations, net	(98)	(7,925)	(93)	(13,154)

Net Income (Loss)	$7,548	$(5,643)	$12,518	$(24,725)

Reconciliation of Net Income (Loss) to Net Income (Loss) Available to Common Stockholders:
Net income (loss)	$7,548	$(5,643)	$12,518	$(24,725)
Change in aggregate liquidation preference of preferred stock	—	(5,684)	—	(11,435)

Net Income (Loss) Available to Common Stockholders	$7,548	$(11,327)	$12,518	$(36,160)

Per Share Data - Basic and Diluted (Note 8):
Net income (loss) from continuing operations	$0.17	$(4.51)	$0.28	$(30.51)
Loss from discontinued operations, net	—	(10.51)	—	(17.44)

Net Income (Loss) Per Common Share	$0.17	$(15.02)	$0.28	$(47.95)

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

	(Dollars in Thousands)
Operating Activities
Net income (loss) from continuing operations	$12,611	$(11,571)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	10,670	10,504
Depreciation	5,065	6,516
Deferred income taxes	(1,183)	—
Other non-cash charges	486	1,622
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds-restricted	5,206	(6,360)
Premiums and commissions receivable	10,991	11,817
Receivable from sale of discontinued operations	—	(1,713)
Other assets	2,924	(7,011)
Premiums payable to insurance companies	(14,909)	(563)
Accrued expenses and other liabilities	(10,855)	8,373

Net Cash Provided by Operating Activities	21,006	11,614

Investing Activities
Purchases of property and equipment	(3,427)	(3,020)
Proceeds from sale of assets	13	18,254
Cash paid for businesses acquired and related costs	(6,104)	(3,556)
Cash obtained from businesses acquired	2,164	—

Net cash (used in) provided by investing activities by continuing operations	(7,354)	11,678
Net effect of discontinued operations	(98)	(8,616)

Net Cash (Used in) Provided by Investing Activities	(7,452)	3,062

Financing Activities
Proceeds from issuance of long-term debt, net of issuance costs	13,777	1,866
Payments on long-term debt	(16,851)	(33,251)
Gross proceeds from issuance of common and preferred stock	583	2,500

Net Cash Used in Financing Activities	(2,491)	(28,885)

Increase (decrease) in cash and cash equivalents	11,063	(14,209)
Cash and cash equivalents at beginning of period	21,374	30,832

Cash and Cash Equivalents at End of Period	$32,437	$16,623

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,039	$8,841
Cash paid for taxes	$1,878	$1,381
Supplemental schedule of noncash investing and financing activities:
Redeemable preferred stock issued for acquisitions, primarily intangibles	$—	$711
Long-term debt issued for acquisitions, primarily intangibles	$4,680	$7,907
Common stock issued for acquisitions, primarily intangibles	$10,392	$2,475
Common stock issued for reduction in liabilities	$1,882	$—

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of such periods. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The accompanying unaudited financial statements reflect the Company’s decision to discontinue the operations of its third-party administration business (USIA) in January 2002, as further discussed below under Discontinued Operations. The unaudited consolidated financial statements include the accounts of U.S.I. Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Refer to the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002, for additional details of the Company’s financial position, as well as a description of the accounting policies which have been continued without material change.  The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the footnotes below.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Discontinued Operations

The Company determined that USIA was no longer core to the Company’s mission, vision, or strategy in January 2002, and in April 2002, sold USIA for $19,900,000 to CBCA Inc. (CBCA).  The Company received and recorded cash proceeds of $18,200,000 with the remaining consideration of $1,700,000 in the form of an account receivable. The receivable was due to the Company no later than May 16, 2003. In connection with the sale, the Company recorded a pre-tax loss of $7,219,000 in the second quarter of 2002. The Company also received a $13,000,000 note receivable that bears interest at 8% which was due in June 2003.  The note receivable was subject to certain post-closing revenue and other adjustments included in the purchase agreement. No amount of the $13,000,000 note receivable is reflected in the accompanying financial statements.

Since June 2003, the Company and CBCA have had extensive discussions concerning the nature and extent of the post-closing obligations owed to one another, including the account receivable and note receivable amounts due the Company.  CBCA has acknowledged its obligation to pay the amount of the $1,700,000 account receivable, but claims that, after giving effect to the post-closing revenue adjustments, it owes only a small portion of the $13,000,000 note receivable, excluding interest.  CBCA has refused to pay the Company any of the account receivable or the note receivable because it believes that its claims against the Company, including claims for indemnification under the purchase agreement, represent losses that exceed the amount of the account receivable and the note receivable.  The Company believes that CBCA’s calculation of the post-closing revenue adjustment is erroneous.  In addition, the Company disputes CBCA’s claims against the Company, including the indemnification claims.  The Company and CBCA are currently in active discussions in an attempt to resolve the dispute.  The purchase agreement for the sale of USIA obligates both the Company and CBCA to resolve differences concerning the post-closing revenue adjustment by means of a dispute resolution process with an unaffiliated third party accounting firm.  As previously discussed, no amount of the $13,000,000 note receivable is reflected in the accompanying financial statements.  As noted above, the Company is in active discussion with CBCA and believes that it will enter into a fair and favorable business resolution for an amount in excess of what is reflected on the balance sheet.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in Thousands, Except Per Share Data)

Net income (loss), as reported	$7,548	$(5,643)	$12,518	$(24,725)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	187	—	372
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(843)	(187)	(885)	(372)

Pro forma net income (loss)	$6,705	$(5,643)	$11,633	$(24,725)

Earnings per share - basic and diluted:
As reported	$0.17	$(15.02)	$0.28	$(47.95)

Pro forma	$0.15	$(15.02)	$0.26	$(47.95)

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. During the three months ended June 30, 2003, the Company accrued severance costs under SFAS No. 146 (see Note 7).

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted the interim disclosure provisions of SFAS No. 148 beginning January 1, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of a company and have characteristics of both liabilities and equity.  SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The Company did not issue or modify any instruments after May 31, 2003.  The Company will apply SFAS No. 150 to its existing redeemable common stock effective July 1, 2003, which will require the redeemable common stock of $18,184,000 and $21,302,000 (1,716,000 and 2,208,000 shares, respectively) as of June 30, 2003, and December 31, 2002, respectively, to be classified as a liability in the consolidated balance sheets.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

2.     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segments are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total

	(Dollars in Thousands)

December 31, 2002	$120,003	$31,205	$36,902	$188,110
Goodwill acquisitions/adjustments	13,170	16	1,183	14,369

June 30, 2003	$133,173	$31,221	$38,085	$202,479

The adjustments to goodwill relate primarily to the Guild Agency and Hasting-Tapley Insurance Agency, acquired in the first and second quarters of 2003, respectively (see Note 3).

The Company’s amortizable intangible assets by asset class are as follows:

	Gross Carrying Value	Accumulated Amortization	Weighted Average Amortization Period

	(Dollars in Thousands)
June 30, 2003
Expirations rights	$190,352	$(103,777)	10 Years
Covenants not-to-compete	39,762	(35,459)	7 years
Deferred financing costs and other	5,065	(697)	5 years

Total	$235,179	$(139,933)

December 31, 2002
Expirations rights	$178,911	$(94,615)	10 Years
Covenants not-to-compete	38,671	(33,951)	7 years
Deferred financing costs and other	3,701	(697)	5 years

Total	$221,283	$(129,263)

Amortization expense for amortizable intangible assets was $5,506,000, $5,541,000, $10,670,000 and $10,504,000 for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002, respectively.  The amortization expense for amortizable intangible assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is estimated to be $21,128,000, $18,921,000, $15,688,000, $12,557,000 and $9,727,000, respectively.

The Company has no identifiable intangible assets with indefinite lives.

There were no indicators of possible impairment in the Company’s goodwill and intangibles assets during the three and six-month periods ended June 30, 2003.  The Company will complete its annual goodwill impairment test in the fourth quarter of 2003.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3.     Acquisitions

In the first six months of 2003, the Company acquired two insurance brokerage operations.  The aggregate purchase price of $20,032,000 included cash of $3,560,000, notes payable to sellers of $4,680,000 and shares of the Company’s common stock and restricted stock units valued at $11,792,000.   The purchase price has been tentatively allocated primarily to expiration rights, covenants not-to-compete and goodwill.  The Company is currently in the process of obtaining a valuation of the acquired assets, but does not expect that the results of the valuation will have a material impact on the preliminary purchase price allocation.  The Company’s consolidated financial statements for the three and six-month periods ended June 30, 2003 include the results of both operations since the closing date of the acquisition.  These acquisitions were not considered material to the Company’s financial position or results of operations.

There were no acquisitions in the three and six-month periods ended June 30, 2002.

4.     Common Stock

The Company has redeemable common stock that was converted from redeemable preferred stock on the consummation of the Company’s initial public offering on October 25, 2002.  The individuals who hold shares of the redeemable common stock may put to the Company the number of shares owned by them having a fair market value equal to their original investment in those shares.  The put rights generally continue as long as the original holders own the stock and remain employed by the Company.  The put rights are not transferable.  Therefore, if these original holders sell any of the stock, the put rights with respect to the shares sold are extinguished.  During the second quarter of 2003, 492,000 shares of redeemable common stock were either sold by the holders or had the put rights expire, which resulted in the reclassification of $3,118,000 from redeemable common stock to common stock in stockholders’ equity.

5.     Segment Reporting

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The following tables show the income (loss) from continuing operations before income tax expense (benefit) for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total

	(Dollars in Thousands)
2003
Revenues	$77,502	$8,702	$43	$86,247
Expenses	53,657	9,211	5,082	67,950
Depreciation and amortization	6,147	1,439	418	8,004
Interest	535	210	2,367	3,112

Income (loss) from continuing operations before income tax expense (benefit)	$17,163	$(2,158)	$(7,824)	$7,181

2002
Revenues	$68,487	$11,547	$181	$80,215
Expenses	50,887	8,799	3,821	63,507
Change in value of stock appreciation rights	—	—	317	317
Depreciation and amortization	6,061	1,188	657	7,906
Interest	748	384	3,771	4,903
Early extinguishment of debt	—	—	660	660

Income (loss) from continuing operations before income tax expense (benefit)	$10,791	$1,176	$(9,045)	$2,922

	Six Months Ended June 30,

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total

	(Dollars in Thousands)
2003
Revenues	$147,692	$20,990	$124	$168,806
Expenses	104,415	19,637	10,121	134,173
Depreciation and amortization	11,824	2,737	1,174	15,735
Interest	1,084	473	4,643	6,200

Income (loss) from continuing operations before income tax expense (benefit)	$30,369	$(1,857)	$(15,814)	$12,698

2002
Revenues	$134,696	$22,408	$390	$157,494
Expenses	107,094	20,055	12,514	139,663
Change in value of stock appreciation rights	—	—	631	631
Depreciation and amortization	12,192	3,153	1,675	17,020
Interest	1,427	629	7,755	9,811
Early extinguishment of debt	—	—	660	660

Income (loss) from continuing operations before income tax expense (benefit)	$13,983	$(1,429)	$(22,845)	$(10,291)

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	June 30, 2003	December 31, 2002

	(Dollars in Thousands)
Segment Assets:
Insurance Brokerage	$489,064	$461,903
Specialized Benefits Services	76,140	82,702
Corporate	27,312	33,809

Total assets for use in continuing operations	592,516	578,414
Reconciling items:
Assets held for discontinued operations	571	1,092

Total Assets	$593,087	$579,506

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

Near North Insurance Litigation.    In October 2002, plaintiffs, affiliated companies which are competitors of the Company in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers and employees who previously worked for the plaintiff, various other third party individuals, and an insurance brokerage. Plaintiff’s complaint, and Plaintiff’s Second Amended Complaint filed in May 2003, seeks from all defendants unspecified compensatory damages, and punitive damages for alleged damages from tortious interference with clients, violation of state trade secrets acts, and civil conspiracy.  The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation, and the Company is vigorously defending this action as it believes the plaintiff’s allegations against the Company have no merit. The matter is currently in discovery and the Company plans to file a motion to dismiss the Second Amended Complaint in August 2003.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

USIA Litigation Matters. In 1997 and 1998, USIA, through its former subsidiary division Benefit Plan Administrators, Inc., (BPA) was the third-party administrator of health benefits for the employees of Nassau County. Since early 1999, offices of the United States Attorney for the Eastern District of New York and the District Attorney of Nassau County have been conducting a joint investigation into possible wrongdoing in the procurement and administration of contracts for third-party health care administrative services for employees of Nassau County. None of the Company, USIA or any of their current management or employees is a target of the investigation. The Company and USIA have, from the outset, cooperated fully with this investigation. In October 2001, the United States Attorney brought an indictment against several individuals connected with the Nassau County controversy, including the former CEO of BPA. Based on the facts and the cooperation of the Company and USIA in the government's investigation, the United States Attorney issued a press release in October 2001 that included, among other matters, a statement that neither the Company nor USIA was responsible for any wrongdoing alleged in the indictment. In March 2002, a second superseding indictment was made public. The second superseding indictment added income tax evasion charges against several people, including the former CEO of BPA, and accused him of causing the Company to file a false tax return. The trial, which commenced in January 2003, ended in April 2003, with the jury deadlocking on the charges against the former CEO of BPA. A retrial is scheduled for January 2004. In July 2003, the former CEO of BPA was charged in a new indictment with violating certain tax and currency transaction reporting laws. The trial is scheduled to follow the January 2004 retrial. The Company is cooperating fully in this continuing investigation. None of the Company, USIA or any current management or employees has been informed that such person is a target of this new investigation.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

7.     Efficiency Initiative and Other Accruals

As a result of the Company’s continuing effort to reduce operating expenses, in the first quarter of 2002, the Company recorded charges of $3,563,000, $1,832,000 and $116,000 related to future compensation costs for terminated employees, future producer compensation restructuring costs and future lease costs for terminated office leases, respectively. Also, in the first quarter of 2002, the Company expected to and eliminated 32 employees across all of its operating offices and the Company renegotiated the compensation arrangements of four sales professionals in connection with these expense reduction efforts. There were no such charges in the three and six-month period ended June 30, 2003.

In March 2003, the Company decided to relocate most of the corporate office functions from San Francisco, California, to Briarcliff Manor, New York, to improve efficiencies.  The physical move will occur during the second half of 2003.  During the three months ended June 30, 2003, the Company accrued severance costs related to the relocation of the corporate office staff of $120,000.

The following table summarizes transactions related to the employee termination benefits, the producer compensation restructuring, terminated office lease costs and the severance related to the corporate move:

	Employee Termination Benefits	Producer Compensation Resturcturing	Terminated Office Lease Costs	Corporate Move	Total

	(Dollars in Thousands)

December 31, 2002	$2,262	$1,893	$785	$—	$4,940
Other charges	—	—	—	120	120
Applied in six months	(1,226)	(946)	(369)	—	(2,541)

June 30, 2003	$1,036	$947	$416	$120	$2,519

The employee termination benefits, future producer compensation restructuring costs and severance costs related to the corporate move reflected above are included in compensation and employee benefits in the accompanying unaudited statements of operations. The terminated office lease costs reflected above are included in other operating expenses in the accompanying unaudited statements of operations.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

8.     Earnings Per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,

	2003	2002

	(Amounts in Thousands, Except Per Share Data)
Numerator:
Net income from continuing operations	$7,646	$2,282
Loss from discontinued operations, net	(98)	(7,925)

Net income (loss)	7,548	(5,643)
Change in aggregate liquidation preference of preferred stock	—	(5,684)

Numerator for basic earnings per share-income (loss) available to common stockholders	$7,548	$(11,327)

Denominator:
Denominator for basic earnings per share-weighted average shares	45,130	754

Denominator for diluted earnings per share-weighted average shares (a)	45,444	754

Earnings per share - basic and diluted:
Net income from continuing operations	$0.17	$(4.51)
Loss from discontinued operations, net	—	(10.51)

Net income (loss) per common share	$0.17	$(15.02)

(a)	For the three months ended June 30, 2002, dilutive shares of 32,946,000 were not included in diluted weighted average shares outstanding because the effect would have been antidilutive.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

	(Amounts in Thousands, Except Per Share Data)
Numerator:
Net income from continuing operations	$12,611	$(11,571)
Loss from discontinued operations, net	(93)	(13,154)

Net income (loss)	12,518	(24,725)
Change in aggregate liquidation preference of preferred stock	—	(11,435)

Numerator for basic earnings per share-income (loss) available to common stockholders	$12,518	$(36,160)

Denominator:
Denominator for basic earnings per share-weighted average shares	44,900	754

Denominator for diluted earnings per share-weighted average shares (a)	45,111	754

Earnings per share - basic and diluted:
Net income from continuing operations	$0.28	$(30.51)
Loss from discontinued operations, net	—	(17.44)

Net income (loss) per common share	$0.28	$(47.95)

(a)	For the six months ended June 30, 2002, dilutive shares of 33,244,000 were not included in diluted weighted average shares outstanding because the effect would have been antidilutive.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

9.     Subsequent Event

In August 2003, the Company completed a $155,000,000 senior secured credit facility with several lending institutions.  The credit facility was structured as follows: a $30,000,000 revolving credit facility expiring in August 2007, and a $125,000,000 term loan payable in quarterly installments commencing on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to (i) repay all amounts under the previously existing credit facility, (ii) repay a portion of certain notes issued for acquisitions, (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility, and (iv) for general corporate purposes.  As a result of repaying the previously existing credit facility, the Company will record an expense of approximately $4,100,000 as early retirement of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs in the third quarter of 2003.

The revolving credit facility is available on a revolving basis for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility and term loan bear interest rates based on LIBOR plus 3.5% and 3.0%, respectively. Additionally, there is a quarterly commitment fee on the unused portion of the revolving credit facility of 0.50%. The revolving credit facility may be used for acquisition financing and general corporate purposes. The credit facility contains provisions that limit the payment of dividends or other distributions to stockholders. The credit facility also contains financial covenants that must be met with respect to fixed charges coverage and limitations on consolidated debt and capital expenditures, and further limit the incurrence of certain indebtedness and acquisitions. All of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility.

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

Primary Financial Measures

The financial measures that we use to evaluate our performance on a consolidated basis are:

•	Total Revenues;

•	EBITDA, which we define as Total Revenues less Compensation and Employee Benefits and Other Operating Expenses;

•	EBITDA Margin, which we define as EBITDA as a percentage of Total Revenues; and

•	Net Income (Loss) From Continuing Operations plus Amortization of Intangible Assets.

We present EBITDA because we believe that it is a relevant and useful indicator of our operating profitability and our ability to incur and service debt. We believe EBITDA is relevant owing to our leveraged approach to our capital structure and resulting significant amount of interest expense and our accounting for all acquisitions using the purchase method of accounting and resulting significant amount of amortization of intangible assets. We present EBITDA Margin because we believe it is a relevant and useful indicator in understanding how we view our operating efficiency. We present Net Income (Loss) From Continuing Operations plus Amortization of Intangible Assets because we believe that it is a relevant and useful indicator in understanding our ability to generate earnings. We believe Net Income (Loss) From Continuing Operations plus Amortization of Intangible Assets is relevant owing to the significant amount of our amortization of intangible assets resulting from accounting for all acquisitions using the purchase method of accounting.

You should not consider these financial measures as alternatives to other financial measures determined in accordance with accounting principles generally accepted in the United States, which we refer to as GAAP. You should not consider EBITDA as an alternative to cash flows from operating activities, investing activities or financing activities or as a measure of liquidity. In addition, please note that because not all companies calculate these financial measures similarly, the presentation of these measures in this report is not likely to be comparable to those of other companies.

Under our previously existing and new credit facility we are currently prohibited from paying dividends on or repurchasing shares of our capital stock, with the limited exception of repurchasing shares held by terminated employees.

Acquisitions

Between 1994 and 1999, we pursued an acquisition strategy with a vision of building a national organization capable of distributing a broad range of insurance and financial products and services. The majority of our over 90 acquisitions were completed prior to December 31, 1999.

In most acquisitions, we issued a combination of cash, seller notes and preferred stock. Effective with our initial public offering, we discontinued the practice of offering preferred stock as consideration in acquisitions and started the practice of offering common stock. We also structured some of our acquisition agreements to include contingent purchase price payments, commonly referred to as “earn-outs,” which we treated as adjustments to purchase price and paid in a combination of cash, seller notes and preferred stock and capitalized upon determination. In some cases, acquisitions included annual cash bonuses, which we refer to as “Growth Based Bonuses,” that were payable upon achieving agreed upon performance targets and are expensed as incurred and are classified in Compensation and Employee Benefits. Effective January 2000, we discontinued the practice of offering Growth Based Bonuses. We incurred $0.1 million and $1.4 million of Growth Based Bonus Expense for the six months ended June 30, 2003 and 2002, respectively. We expect that all of our Growth Based Bonus obligations related to completed acquisitions will expire by December 31, 2004. The Growth Based Bonus expense for the years ending December 31, 2003 and 2004 is estimated to be $0.3 million and $0.1 million, respectively.

During the six months ended June 30, 2003, we acquired Hastings-Tapley Insurance Agency of Woburn, Massachusetts, effective May 30, 2003, and the Guild Agency of Jericho, New York, effective February 28, 2003. Hastings-Tapley provides property and casualty insurance, risk management and employee benefits principally to middle market clients and is expected to contribute approximately $12.0 million in revenues over the next twelve months. The Guild Agency specializes in providing insurance services to the not-for-profit industry sector and is expected to contribute approximately $2.4 million in revenues over the next twelve months. For further detail on the aforementioned acquisitions, please read Note 3, “Acquisitions,” in our six-month financial statements.

Discontinued Operations

In the latter part of 2001, we completed a strategic and financial review of our company and concluded that USIA was no longer core to our mission, vision or strategy. Consequently, in January 2002, we announced our intention to sell USIA and subsequently sold the business in April 2002. The cash proceeds from the disposition of USIA were used to repay a portion of our bank borrowings, seller notes associated with the business and related transaction expenses. USIA is reflected in our financial statements as a Discontinued Operation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets, liabilities and results of operations for USIA have been disaggregated in our financial statements. For the  three and six months ended June 30, 2003, we incurred losses in Discontinued Operations of $0.1 million and $0.1 million, respectively. There was nominal activity in the first six months of 2003 in Discontinued Operations owing to the fact that USIA was sold in April 2002. For the three and six months ended June 30, 2002, we incurred losses in Discontinued Operations of $7.9 million and $13.2 million, respectively. The net loss from Discontinued Operations for the three months ended June 30, 2002, includes a $7.2 million pre-tax loss on the sale of USIA in April 2002. For further detail on USIA please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” in our six-month financial statements, under “Discontinued Operations,” and Note 6, “Contingencies,” under “USIA Litigation Matters.”

Litigation Costs Related to Discontinued Operations

We incurred zero and $1.0 million in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA for the six months ended June 30, 2003 and 2002, respectively. These expenses were incurred in connection with litigation matters related to USIA, but are reflected in the results of our corporate segment under Other Operating Expenses, consistent with our accounting practices.

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

Results of Operations

Calculation of EBITDA and Net Income From Continuing Operations plus Amortization of Intangible Assets

	Three months ended June 30,

	2003		2002

	(in thousands, except for percentages)
Revenues	$86,247		$80,215
Compensation and Employee Benefits	49,373		46,928
Other Operating Expenses	18,577		16,579

EBITDA(a)	18,297	21.2%	16,708	20.8%
Change in Value of Stock Appreciation Rights	—		317
Amortization of Intangible Assets	5,506		5,541
Depreciation	2,498		2,365
Interest	3,112		4,903
Early Extinguishment of Debt	—		660

Income From Continuing Operations Before Income Tax Expense (Benefit)	7,181	8.3%	2,922	3.6%
Income Tax Expense (Benefit)	(465)		640

Net Income From Continuing Operations in accordance with GAAP	7,646		2,282
Addback:
Amortization of Intangible Assets	5,506		5,541

Net Income From Continuing Operations plus Amortization of Intangible Assets	$13,152		$7,823

(a)	Net cash provided by continuing operating activities was $20.7 million and $14.3 million for the three months ended June 30, 2003 and 2002, respectively.

Calculation of EBITDA and Net Income (Loss) From Continuing Operations plus Amortization of Intangible Assets

	Six months ended June 30,

	2003		2002

	(in thousands, except for percentages)
Revenues	$168,806		$157,494
Compensation and Employee Benefits	98,110		104,476
Other Operating Expenses	36,063		35,187

EBITDA(a)	34,633	20.5%	17,831	11.3%
Change in Value of Stock Appreciation Rights	—		631
Amortization of Intangible Assets	10,670		10,504
Depreciation	5,065		6,516
Interest	6,200		9,811
Early Extinguishment of Debt	—		660

Income (Loss) From Continuing Operations Before Income Tax Expense	12,698	7.5%	(10,291)	(6.5)%
Income Tax Expense	87		1,280

Net Income (Loss) From Continuing Operations in accordance with GAAP	12,611		(11,571)
Addback:
Amortization of Intangible Assets	10,670		10,504

Net Income (Loss) From Continuing Operations plus Amortization of Intangible Assets	$23,281		$(1,067)

(a)	Net cash from continuing operating activities was $21.0 million and $11.6 million for the six months ended June 30, 2003 and 2002, respectively.

Please read the information under the caption “—Integration Efforts and Other Charges” below for more details.

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Revenues.    Revenues increased $6.0 million, or 7.5%, to $86.2 million in the three months ended June 30, 2003, from $80.2 million in the three months ended June 30, 2002. In the three months ended June 30, 2003, we experienced positive net new business, increased premium rates on renewals and increased Property & Casualty (P&C) contingencies in our Insurance Brokerage segment. Offsetting the positive results of our Insurance Brokerage segment was a $2.9 million decrease in our Specialized Benefits Services segment. This decrease was principally due to timing of enrollment of new cases, certain nonrecurring revenues and high first year commissions recorded in this segment in 2002. Excluding the impact of the $1.5 million in revenues generated in the second quarter of 2003 from businesses acquired, revenues increased 5.7% for the three months ended June 30, 2003.

Compensation and Employee Benefits.    Compensation and Employee Benefits increased $2.5 million, or 5.2%, to $49.4 million in the three months ended June 30, 2003, from $46.9 million in the three months ended June 30, 2002. The increase correlates to the increase in revenues.  As a percentage of revenues, Compensation and Employee Benefits was 57.2% in the three months ended June 30, 2003, compared to 58.5% in the three months ended June 30, 2002. The decrease, as a percentage of revenues, in the three months ended June 30, 2003, is primarily due to the positive affects of our integration efforts and improvements in performance in our Insurance Brokerage segment.

Other Operating Expenses.    Other Operating Expenses increased $2.0 million, or 12.1%, to $18.6 million in the three months ended June 30, 2003, from $16.6 million in three months ended June 30, 2002. The increase is principally due to (i) the increased cost associated with operating as a public company, (ii) increased insurance costs and (iii) other operating expenses related to the two acquisitions made during the first six months of 2003 and discussed above. As a percentage of revenues, Other Operating Expenses were 21.5% in the three months ended June 30, 2003, compared to 20.7% in the three months ended June 30, 2002.

Net Income From Continuing Operations.    Net Income From Continuing Operations increased $5.3 million to $7.6 million in the three months ended June 30, 2003, from $2.3 million in the three months ended June 30, 2002, primarily due to (i) continued improvement in performance in our operations, (ii) the decrease in interest expense as a result of lower interest rates and a significant reduction in debt, from $229.2 million at June 30, 2002 to $142.7 million at June 30, 2003, and (iii) a tax benefit of $1.2 million resulting from an adjustment to the deferred tax valuation allowance due to the acquisition of the  Hastings-Tapley Insurance Agency. The income tax provision from continuing operations for the three months ended June 30, 2003 reflects a current tax provision, related to state and local income taxes, of 10.0% or $0.7 million, offset by a deferred tax benefit of $1.2 million, as previously discussed.   Federal income taxes have not been provided in 2003 or 2002 due to the net operating loss carryforwards available from prior year losses.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Revenues.    Revenues increased $11.3 million, or 7.2%, to $168.8 million in the six months ended June 30, 2003, from $157.5 million in the six months ended June 30, 2002. In the six months ended June 30, 2003, we experienced positive net new business, increased premium rates on renewals and increased P&C contingencies in our Insurance Brokerage segment. Offsetting these positive results was a $1.4 million decrease in our Specialized Benefits Services segment. This decrease was principally due to timing of enrollment of new cases, certain nonrecurring revenues and high first year commissions recorded in this segment in 2002. Excluding the impact of the $1.7 million in revenues generated in the first half of 2003 from businesses acquired, revenues increased 6.1% for the six months ended June 30, 2003.

Compensation and Employee Benefits.    Compensation and Employee Benefits decreased $6.4 million, or 6.1%, to $98.1 million in the six months ended June 30, 2003, from $104.5 million in the six months ended June 30, 2002. In the six months ended June 30, 2003, we had integration efforts and other charges of zero compared to $8.1 million in the six months ended June 30, 2002. Excluding the effect of these charges, Compensation and Employee Benefits increased $1.7 million or 1.8% in the six months ended June 30, 2003. As a percentage of revenues, Compensation and Employee Benefits was 58.1% in the six months ended June 30, 2003, compared to 66.3% in the six months ended June 30, 2002, primarily due to the charges noted above. Excluding the effect of these charges, Compensation and Employee Benefits, as a percentage of revenues, was 58.1% in the six months ended June 30, 2003, compared to 61.2% in the six months ended June 30, 2002. The decrease, as a percentage of revenues, in the six months ended June 30, 2003, is primarily due to the positive affects of our integration efforts and improvements in performance in our Insurance Brokerage segment. To reduce compensation expense, we terminated 32 employees and renegotiated compensation arrangements for four sales professionals during the first quarter of 2002.

Other Operating Expenses.    Other Operating Expenses increased $0.9 million, or 2.5%, to $36.1 million in the six months ended June 30, 2003, from $35.2 million in six months ended June 30, 2002. In the six months ended June 30, 2003, we had integration efforts and other charges of zero compared to $1.6 million in the six months ended June 30, 2002.  Excluding the effect of these charges, Other Operating Expenses increased $2.5 million or 7.3% in the six months ended June 30, 2003. As a percentage of revenues, Other Operating Expenses were 21.4% in the six months ended June 30, 2003, compared to 22.3% in the six months ended June 30, 2002, primarily due to the charges. Excluding the effect of these charges, Other Operating Expenses as a percentage of revenues were 21.4% in the six months ended June 30, 2003, compared to 21.4% in the six months ended June 30, 2002.

Net Income (Loss) From Continuing Operations.    Net Income (Loss) From Continuing Operations increased $24.2 million to $12.6 million in the six months ended June 30, 2003, from a loss of $11.6 million in the six months ended June 30, 2002, due to (i) a reduction in Compensation and Employee Benefits principally due to the expense recognized for the integration efforts and other charges in the six months ended June 30, 2002, (ii) continued improvement in performance in our Insurance Brokerage segment, (iii) the decrease in interest expense as a result of lower interest rates and a significant reduction in debt, from $229.2 million at June 30, 2002 to $142.7 million at June 30, 2003, and (iv) a tax benefit resulting from an adjustment to the deferred tax valuation allowance due to the acquisition of the Hastings-Tapley Insurance Agency. The income tax provision from continuing operations for the six months ended June 30, 2003 reflects a tax provision, related to state and local income taxes, of 10.0% or $1.3 million, offset by a deferred tax benefit of $1.2 million, as previously discussed.   Federal income taxes have not been provided in 2003 or 2002 due to the net operating loss carryforwards available from prior year losses.

Our Segments

We have three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate.

The Insurance Brokerage segment offers:

•	General and specialty property and casualty insurance, which we refer to as P&C insurance; and

•	Individual and group health, life and disability insurance, which we refer to as Group Employee Benefits insurance.

The Specialized Benefits Services segment offers:

•	Core benefits (retirement services & health and welfare);

•	Benefits enrollment and communication; and

•	Executive and professional benefits.

We evaluate segment performance based on revenues, EBITDA and EBITDA Margin. EBITDA and EBITDA Margin are not substitutes for other financial measures determined in accordance with GAAP. Because not all companies calculate these non-GAAP measures in the same fashion, these measures as presented are not likely to be comparable to other similarly titled measures of other companies.

Insurance Brokerage

	Three months ended June 30,

	2003	2002

	(in thousands, except for percentages)
Revenue:
Property & Casualty	$52,285	$44,968
Group Employee Benefits	25,217	23,519

Total Revenues	77,502	68,487
Compensation and Employee Benefits	40,973	39,557
Other Operating Expenses	12,685	11,330

EBITDA	$23,844	$17,600

EBITDA Margin	30.8%	25.7%
Income From Continuing Operations Before Income Taxes in accordance with GAAP	$17,163	$10,791
Income From Continuing Operations Before Income Taxes Margin	22.1%	15.8%

	Six months ended June 30,

	2003	2002

	(in thousands, except for percentages)
Revenue:
Property & Casualty	$100,599	$89,797
Group Employee Benefits	47,093	44,899

Total Revenues	147,692	134,696
Compensation and Employee Benefits	79,903	84,174
Other Operating Expenses	24,512	22,919

EBITDA	$43,277	$27,603

EBITDA Margin	29.3%	20.5%
Income From Continuing Operations Before Income Taxes in accordance with GAAP	$30,369	$13,983
Income From Continuing Operations Before Income Taxes Margin	20.6%	10.4%

Comparison of Three Months Ended June 30, 2003 and 2002

Revenues in the Insurance Brokerage segment increased $9.0 million, or 13.2%, to $77.5 million in the three months ended June 30, 2003, from $68.5 million in the three months ended June 30, 2002, due to positive net new business production, increasing premium rates on renewals in P&C and increases in P&C contingencies. Excluding the impact of the two acquisitions completed during the first six months of 2003 and discussed above, Insurance Brokerage revenues increased 11.0% for the three months ended June 30, 2003. Property & Casualty revenues represented 60.6% and 56.1% of our total consolidated revenues in three months ended June 30, 2003 and 2002, respectively, and Group Employee Benefits revenues represented 29.2% and 29.3% of our total consolidated revenues in three months ended June 30, 2003 and 2002, respectively.

EBITDA in the Insurance Brokerage segment increased $6.2 million or 35.5% to $23.8 million in the three months ended June 30, 2003 from $17.6 million in the three months ended June 30, 2002. EBITDA Margin in the Insurance Brokerage segment was 30.8% and 25.7% in three months ended June 30, 2003 and 2002, respectively. The increase in EBITDA and EBITDA Margin in the three months ended June 30, 2003 is due to (i) a decrease in Compensation and Employee Benefits and Other Operating Expenses, as a percent of revenues, due to the positive affects of our integration efforts, (ii) improvement in performance in our operations and (iii) the positive impact of increased P&C contingencies.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $17.2 million and $10.8 million for the three months ended June 30, 2003 and 2002, respectively. The increase in the three months ended June 30, 2003, is due to the items discussed above.

Comparison of Six Months Ended June 30, 2003 and 2002

For the six months ended June 30, 2003, the Insurance Brokerage segment results reflect zero charges compared to $4.6 million of integration efforts and other charges for the six months ended June 30, 2002.

Revenues in the Insurance Brokerage segment increased $13.0 million, or 9.6%, to $147.7 million in the six months ended June 30, 2003, from $134.7 million in the six months ended June 30, 2002, due to positive net new business production, increasing premium rates on renewals in P&C and increases in P&C contingencies. Excluding the impact of the aforementioned acquisitions, Insurance Brokerage revenues increased 8.4% for the six months ended June 30, 2003. Property & Casualty revenues represented 59.6% and 57.0% of our total consolidated revenues in six months ended June 30, 2003 and 2002, respectively, and Group Employee Benefits revenues represented 27.9% and 28.5% of our total consolidated revenues in six months ended June 30, 2003 and 2002, respectively.

EBITDA in the Insurance Brokerage segment increased $15.7 million or 56.8% to $43.3 million in the six months ended June 30, 2003 from $27.6 million in the six months ended June 30, 2002. EBITDA Margin in the Insurance Brokerage segment was 29.3% and 20.5% in six months ended June 30, 2003 and 2002, respectively. Excluding the effect of the integration efforts and other charges, EBITDA and EBITDA Margin in the Insurance Brokerage segment were $43.3 million and 29.3% and $32.2 million and 23.9% in the six months ended June 30, 2003 and 2002, respectively. The increase in EBITDA and EBITDA Margin in the six months ended June 30, 2003 is due to (i) a decrease in Compensation and Employee Benefits and Other Operating Expenses, as a percent of revenues, due to the positive affects of our integration efforts, (ii) improvement in performance in our operations and (iii) the positive impact of increased P&C contingencies.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $30.4 million and $14.0 million for the six months ended June 30, 2003 and 2002, respectively. The increase in the six months ended June 30, 2003, is due to the items discussed above.

Specialized Benefits Services

	Three months ended June 30,

	2003	2002

	(in thousands, except for percentages)
Revenues	$8,702	$11,547
Compensation and Employee Benefits	6,396	5,793
Other Operating Expenses	2,814	3,006

EBITDA	$(508)	$2,748

EBITDA Margin	(5.8)%	23.8%
Income (Loss) From Continuing Operations Before Income Taxes in accordance with GAAP	$(2,158)	$1,176
Income (Loss) From Continuing Operations Before Income Taxes Margin	(24.8)%	10.2%

	Six months ended June 30,

	2003	2002

	(in thousands, except for percentages)
Revenues	$20,990	$22,408
Compensation and Employee Benefits	14,037	13,288
Other Operating Expenses	5,600	6,767

EBITDA	$1,353	$2,353

EBITDA Margin	6.5%	10.5%
Loss From Continuing Operations Before Income Taxes in accordance with GAAP	$(1,857)	$(1,429)
Loss From Continuing Operations Before Income Taxes Margin	(8.8)%	(6.4)%

Comparison of Three Months Ended June 30, 2003 and 2002

Specialized Benefits Services revenues decreased $2.8 million, or 24.6%, to $8.7 million in the three months ended June 30, 2003, from $11.5 million in the three months ended June 30, 2002. The decrease is principally due to (i) timing of the enrollment of new cases in our benefits enrollment and communications product line and (ii) certain non-recurring revenues and high first year commissions recorded in this segment in the three months ended June 30, 2002.  Specialized Benefits Services revenues represented 10.1% and 14.4% of our total consolidated revenues in the three months ended June 30, 2003 and 2002, respectively.

EBITDA in the Specialized Benefits Services segment decreased $3.2 million to $(0.5) million in the three months ended June 30, 2003 from $2.7 million in the three months ended June 30, 2002. EBITDA Margin in the Specialized Benefits Services segment was (5.8)% and 23.8% in the three months ended June 30, 2003 and 2002, respectively. EBITDA and EBITDA Margin in the Specialized Benefits Services segment in the three months ended June 30, 2003 were negatively impacted by the items discussed.

Income (Loss) From Continuing Operations Before Income Taxes in the Specialized Benefit Services Segment was $(2.2) million and $1.2 million in the three months ended June 30, 2003 and 2002, respectively. The decrease in the three months ended June 30, 2003 is due to the items discussed above.

Comparison of Six Months Ended June 30, 2003 and 2002

For the six months ended June 30, 2003, the Specialized Benefits Services segment results reflect zero charges compared to $1.1 million in integration efforts and other charges for the six months ended June 30, 2002.

Specialized Benefits Services revenues decreased $1.4 million, or 6.3%, to $21.0 million in the six months ended June 30, 2003, from $22.4 million in the six months ended June 30, 2002. The decrease is principally due to (i) timing of the enrollment of new cases in our benefits enrollment and communications product line and (ii) certain non-recurring revenues and high first year commissions recorded in this segment in the three months ended June 30, 2002, somewhat offset by (i) an increase in executive and professional benefits revenues and (ii) fees earned in the development of our wealth management product line. Specialized Benefits Services revenues represented 12.4% and 14.2% of our total consolidated revenues in the six months ended June 30, 2003 and 2002, respectively.

EBITDA in the Specialized Benefits Services segment decreased $1.0 million to $1.4 million in the six months ended June 30, 2003 from $2.4 million in the six months ended June 30, 2002. EBITDA Margin in the Specialized Benefits Services segment was 6.5% and 10.5% in the six months ended June 30, 2003 and 2002, respectively. Excluding the effect of the integration efforts and other charges, EBITDA and EBITDA Margin in the Specialized Benefits Services segment were $1.4 million and 6.5% and $3.5 million and 15.4% in the six months ended June 30, 2003 and 2002, respectively. EBITDA and EBITDA Margin in the Specialized Benefits Services segment in the six months ended June 30, 2003 were negatively impacted by the items discussed above, partially offset by a reduction in Growth Based Bonus expense.

Loss From Continuing Operations Before Income Taxes in the Specialized Benefit Services Segment was $1.9 million and $1.4 million in the six months ended June 30, 2003 and 2002, respectively. The decrease in the six months ended June 30, 2003 is due to the items discussed above, partially offset by (i) lower expense due to non-recurring additional depreciation expense in the prior year related to obsolete equipment and (ii) a decrease in interest expense due to reduction in debt.

Corporate

	Three months ended June 30,

	2003	2002

	(in thousands, except for percentages)
Revenues	$43	$181
Compensation and Employee Benefits	2,004	1,578
Other Operating Expenses	3,078	2,243

EBITDA	$(5,039)	$(3,640)

Percentage of Revenues	(5.8)%	(4.5)%
Loss From Continuing Operations Before Income Taxes in accordance with GAAP	$(7,824)	$(9,045)
Loss From Continuing Operations Before Income Taxes Percentage of Revenues	(9.1)%	(11.3)%

	Six months ended June 30,

	2003	2002

	(in thousands, except for percentages)
Revenues	$124	$390
Compensation and Employee Benefits	4,170	7,014
Other Operating Expenses	5,951	5,501

EBITDA	$(9,997)	$(12,125)

Percentage of Revenues	(5.9)%	(7.7)%
Loss From Continuing Operations Before Income Taxes in accordance with GAAP	$(15,814)	$(22,845)
Loss From Continuing Operations Before Income Taxes Percentage of Revenues	(9.4)%	(14.5)%

Comparison of Three Months Ended June 30, 2003 and 2002

Revenues at the Corporate segment represent interest income. Net Corporate expenses were $5.0 million and $3.6 million in the three months ended June 30, 2003 and 2002, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 5.8% and 4.5% in the three months ended June 30, 2003 and 2002, respectively. The net Corporate expense and related percentage were negatively impacted primarily by (i) the increased cost associated with operating as a public company and (ii) reduced interest income as a result of lower interest rates.

Net Loss From Continuing Operations in the Corporate segment was $7.8 million and $9.0 million in the three months ended June 30, 2003 and 2002, respectively. The decrease in the three months ended June 30, 2003, is due to a $1.5 million decrease in interest expense as a result of lower interest rates and a reduction in debt.

Comparison of Six Months Ended June 30, 2003 and 2002

For the six months ended June 30, 2003, the Corporate segment results reflect zero charges compared to $3.9 million in integration efforts and other charges for the six months ended June 30, 2002.

Net Corporate expenses were $10.0 million and $12.1 million in the six months ended June 30, 2003 and 2002, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 5.9% and 7.7% in the six months ended June 30, 2003 and 2002, respectively. Included in net Corporate expenses in the six months ended June 30, 2003 and 2002, was zero and $1.0 million, respectively, in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA, a discontinued operation. Excluding the effect of the integration efforts and other charges and the legal fees discussed above, net Corporate expenses were $10.0 million and $7.2 million in six months ended June 30, 2003 and 2002, respectively, and as a percentage of total consolidated revenues, net Corporate expenses were 5.9% and 4.6% in the six months ended June 30, 2003 and 2002, respectively. Excluding the effect of the integration efforts and other charges and the legal fees discussed above, the net Corporate expense and related percentage were negatively impacted primarily by (i) the increased cost associated with operating as a public company and (ii) reduced interest income as a result of lower interest rates. Included in the Corporate segment in the six months ended June 30, 2002, was a $0.3 million charge related to the Missigman liability.

Net Loss From Continuing Operations in the Corporate segment was $15.8 million and $22.8 million in the six months ended June 30, 2003 and 2002, respectively. The decrease in 2003 is primarily due to (i) the $3.9 million in integration efforts and other charges in the six months ended June 30, 2002, and (ii) a $3.2 million decrease in interest expense as a result of lower interest rates and a reduction in debt.

In March 2003, we decided to relocate most of the Corporate office functions from San Francisco, California, to Briarcliff Manor, New York, to improve efficiencies. The physical move will occur during the second half of 2003. During the three and six months ended June 30, 2003, we incurred expenses of $0.2 million and $0.3 million, respectively, related to the move. Since the physical move is scheduled for the second half of 2003, we anticipate that the majority of our expenses related to the relocation of the Corporate office will be incurred during the third and fourth quarters of 2003.

Integration Efforts and Other Charges

	Six months ended June 30,

	2003	2002

	(in thousands)
Integration Efforts
Compensation and Employee Benefits	$—	$5,396
Other Operating Expenses	—	116

Total Integration Efforts	—	5,512

Other Charges
Compensation and Employee Benefits	—	2,711
Other Operating Expenses	—	1,445

Total Other Charges	—	4,156

Total Charges to EBITDA	$—	$9,668

All integration efforts and other charges occurred in the first quarter of 2002.

Integration Efforts

Upon completion of the majority of our acquisitions, we undertook initiatives to determine the following: (i) positions within the organization that could be eliminated without resulting in loss of revenues or detriment to service; (ii) sales professionals contracts that should be renegotiated because they were in excess of our standard compensation practices; and (iii) accretive benefits that could be derived from the early termination of lease commitments. Upon completion of the analysis we reduced the number of our employees by 32, resulting in severance charges of $3.6 million in the first quarter of 2002. In addition, we renegotiated four sales professionals contracts where compensation arrangements were in excess of our standard compensation practices, resulting in an expense of $1.8 million in the first quarter of 2002. Finally, we terminated the lease arrangement at one location resulting in a charge of $0.1 million in the first quarter of 2002.

In 1999, we sold a brokerage operation that generated revenues from commissions and fees on the sale of life insurance products primarily through third-party agents, which we call wholesale distribution. The wholesale distribution strategy did not fit with our current focus on retail distribution, so we sold the operation to its former owners and recorded a loss of $3.2 million on the sale of the business. Included in the consideration received for the operation was a note receivable based on a future revenue sharing arrangement. Upon review of the current and future revenue streams generated and to be generated from the sold brokerage operation, we determined that the note was impaired by $1.4 million. The note receivable, originally issued for $1.5 million, was written down by $1.3 million in 2001 and written down by $0.1 million in the first quarter of 2002.

Other Charges

In January 2002, Bernard H. Mizel retired as our chairman and chief executive officer. David L. Eslick, who has been president and chief operating officer since July 1998, succeeded Mr. Mizel. In the first quarter of 2002, we recorded a charge of $2.8 million related to the retirement.

In the first quarter of 2002, we accrued $0.3 million related to the previously disclosed Royal Indemnity Company Claim.

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

Stock Appreciation Rights

In 1995, we adopted a Long-Term Incentive Plan to provide a means to attract, retain and motivate employees. As part of the Long-Term Incentive Plan we issued stock appreciation rights, which we refer to as SARs. SARs generally vested over a five-year period, although accelerated vesting was possible under specified circumstances. Upon exercise of a SAR, the holder generally was entitled to receive, in cash, the excess of the fair market value per share of our common stock on the date of exercise over the grant price of the SAR. The valuation of SARs was based on the estimated fair value of a share of our common stock. In accordance with GAAP, compensation expense, or a reduction of compensation expense, for SARs was recorded over the vesting period based on the change in fair value from grant date to each balance sheet date. We recorded an increase in SAR-related compensation expense of $0.3 million and $0.6 million in the three and six months ended June 30, 2002, respectively.

Upon the consummation of our initial public offering in October 2002, the Long-Term Incentive Plan was terminated and replaced with the 2002 Equity Incentive Plan. Also, after the consummation of our initial public offering, we made an offer to exchange all outstanding SARs for stock options or stock under our 2002 Equity Incentive Plan. On November 27, 2002, the SARs exchange was completed, the SARs tendered in the exchange were canceled and the related compensation expense for 2002 was finalized. As of June 30, 2003, there were no SARs outstanding.

Liquidity and Capital Resources

Our debt consists of the following:

	As of June 30, 2003	As of December 31, 2002

	(in thousands)
Existing Credit Facility:
Term loan	$27,334	$29,521
Revolving credit facility	70,900	56,075
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009	33,840	35,880
CNA Pro Finite Risk Policy	339	3,028
Zurich term loan	3,000	3,000
Other long-term debt, including capital leases	7,313	9,331

Total debt	142,726	136,835
Current portion of long-term debt	(39,628)	(32,871)

Long-term debt	$103,098	$103,964

In August 2003, we completed a $155.0 million senior secured credit facility with several lending institutions. The credit facility was structured as follows: $30.0 million revolving credit facility expiring on August 11, 2007, and a $125.0 million term loan payable in quarterly installments commencing on October 31, 2003. The last quarterly installment is due on August 11, 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to (i) repay all amounts under the previously existing credit facility, (ii) repay a portion of certain notes issued for acquisitions, (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility and (iv) for general corporate purposes.  As a result of repaying the previously existing credit facility, we will record an expense of approximately $4.1 million as early extinguishment of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs in the third quarter of 2003.

The revolving credit facility is available on a revolving basis for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility and term loan bear interest rates based on LIBOR plus 3.5% and 3.0%, respectively. Additionally, there is a quarterly commitment fee on the unused portion of the revolving credit facility of 0.50%. The revolving credit facility may be used for acquisition financing and general corporate purposes. The credit facility contains provisions that limit the payment of dividends or other distributions to stockholders. The credit facility also contains financial covenants that must be met with respect to fixed charges coverage and limitations on consolidated debt and capital expenditures and further limit the incurrence of certain indebtedness and acquisitions. All of the stock of our subsidiaries and certain other identifiable assets are pledged as collateral to secure the credit facility.

Our previously existing credit facility was comprised of (i) a $75.0 million revolving credit facility, expiring on September 17, 2004, and (ii) an original $125.0 million term loan payable in quarterly installments, which commenced on December 31, 1999, and as of June 30, 2003, the balance outstanding was $27.3 million.   As of June 30, 2003, we were in compliance with the previously existing credit facility as amended.  The significant financial covenants of our previously existing credit facility were as follows:

Description of Covenant	Actual	Covenant

Consolidated Total Debt to Adjusted Pro Forma EBITDA Ratio(a)	1.82	2.25 maximum
Interest Expense Coverage Ratio(a)	6.21	3.00 minimum
Fixed Charge Coverage Ratio(a)	1.53	1.10 minimum
Stockholders’ Equity(a) (in millions)	$229.4	$185.0 minimum

(a)	As defined in our previously existing credit facility.

In addition to our debt service requirements, we will require liquidity for capital expenditures and working capital needs. Capital expenditures for the six months ended June 30, 2003 and 2002, were $3.4 million and $3.0 million, respectively. For the six months ended June 30, 2003 and 2002, $1.4 million and $2.2 million, respectively, of our total capital expenditures related to management information systems. We have funded our capital expenditures with cash generated internally from operations and from external financing and expect to continue to do so in the future. Our total capital expenditures are expected to be approximately $10.9 million in 2003.

We believe that cash and cash equivalents on hand and availability under our new revolving credit facility of $30.0 million as of August 11, 2003, together with cash flow generated from operations, should be sufficient to fund our estimated $11.2 million in debt principal repayment, working capital needs and budgeted $7.5 million in capital expenditures through December 31, 2003 and for subsequent periods. The new revolving credit facility provides us with availability of up to $30.0 million, all of which is available for general corporate purposes, including acquisitions. As of August 11, 2003, there were no borrowings outstanding under the revolving credit facility. Additionally, we had $1.7 million outstanding under letters of credit. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

We hold cash in a fiduciary capacity as a result of premiums received from clients that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our balance sheet with a corresponding liability, net of commissions, to insurance carriers. We earn interest on these funds during the time between receipt of the cash and payment to insurance carriers. In some states, fiduciary cash must be kept in separate bank accounts subject to specific guidelines, which generally emphasize capital preservation and liquidity and is not generally available to service debt or for other corporate purposes. Insurance brokerage transactions typically generate large cash flows and the timing of such cash flows can significantly affect the net cash balances held at month end.

Cash and cash equivalents increased (decreased) by $11.1 million and $(14.2) million for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by operating activities totaled $21.0 million and $11.6 million for the six months ended June 30, 2003 and 2002, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable.

Net cash provided by (used in) investing activities by continuing operations totaled $(7.4) million and $11.7 million for the six months ended June 30, 2003 and 2002, respectively, which reflects the sale of assets, acquisition activities and Capital Expenditures. Included in the net cash provided by investing activities by continuing operations for the six months ended June 30, 2002 is $18.3 million in proceeds from the sale of USIA. Please read “Discontinued Operations.” Cash expenditures for acquisitions amounted to $6.1 million and $3.6 million for the six months ended June 30, 2003 and 2002, respectively. The $6.1 million for the six months ended June 30, 2003, reflects the payment of the cash portion of the Guild Agency and Hastings-Tapley Insurance Agency acquisitions, as well as the payment of additional purchase price on retention based acquisitions. We made no acquisitions in the first six months of 2002. The $3.6 million for the six months ended June 30, 2002, reflects the payment of additional purchase price and retention based acquisition payments. Cash used for Capital Expenditures amounted to $3.4 million and $3.0 million for the six months ended June 30, 2003 and 2002, respectively. Investments in “Discontinued Operations” were $0.1 million and $8.6 million for the six months ended June 30, 2003 and 2002, respectively.

Net cash used in financing activities totaled $2.5 million and $28.9 million for the six months ended June 30, 2003 and 2002, respectively, as we made debt payments and continued to issue both debt and equity. In the six months ended June 30, 2003, we borrowed $14.9 million from our previously existing revolving credit facility for the Guild Agency and Hastings-Tapley Insurance Agency acquisitions, additional purchase price payments and working capital purposes. Offsetting the proceeds from our revolving credit facility in the six months ended June 30, 2003, was a $1.8 million payment for an amendment fee related to our previously existing credit agreement.  In the six months ended June 30, 2002, we used $16.3 million of the proceeds from the sale of USIA to reduce our previously existing term loan.  Also, in the six months ended June 30, 2002, we received $2.5 million from the issuance of our preferred stock to Sovereign Bancorp.

Net income (loss) from continuing operations per share (basic and diluted) was $0.17 and $(4.51) for the three months ended June 30, 2003 and 2002, respectively. Net income (loss) from continuing operations per share (basic and diluted) was $0.28 and $(30.51) for the six months ended June 30, 2003 and 2002, respectively.  Our per share data was significantly impacted by the 43.8 million increase in our common shares outstanding in the fourth quarter of 2002, which was a result of (i) 34.8 million shares of our common stock issued to the holders of our preferred stock concurrent with our initial public offering and (ii) 9.0 million shares of our common stock issued as part of the initial public offering. As of June 30, 2003, we had 45.9 million shares of our common stock outstanding; that is, 44.2 million shares are included in stockholders’ equity and 1.7 million shares are included in redeemable securities. As of June 30, 2002, we had 0.8 million shares of our common stock outstanding.

Commitments

The table below summarizes our indebtedness and lease commitments as of June 30, 2003:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

	(in thousands)
Credit facility	$98,234	$20,774	$77,460	$—	$—
Other debt	44,492	18,854	21,409	3,571	658
Operating lease commitments	57,438	13,881	22,815	13,221	7,521

Total	$200,164	$53,509	$121,684	$16,792	$8,179

We have structured some of our acquisition agreements and book of business purchases to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when determined. At June 30, 2003, we estimate the future significant contingent purchase price payments to be $7.4 million, which would be payable in a combination of cash, common stock and debt. Because of the contingent nature of this liability, under GAAP this amount has not been recorded as a liability in our financial statements. This amount primarily relates to one acquisition and will be reflected on our financial statements as a liability and additional purchase price within 90 days of the measurement date. The 90-day period from the measurement date allows us to calculate the contingent purchase price. Approximately $6.6 million of the future contingent purchase price payments have measurement dates of December 31, 2003, with the remaining $0.8 million with measurement dates to May 31, 2009.

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

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. We adopted the interim disclosure provisions of SFAS No. 148 beginning January 1, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of a company and have characteristics of both liabilities and equity.  SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We did not issue or modify any instruments after May 31, 2003. We will apply SFAS No. 150 to our existing redeemable common stock effective July 1, 2003, which will require the redeemable common stock of $18.2 million and $21.3 million as of June 30, 2003 and December 31, 2002, respectively, to be classified as a liability in the consolidated balance sheets.

Item 3.     Quantitative And Qualitative Disclosures About Market About Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices.  The Company was exposed to interest rate risk in connection with its previous credit facility.  The Company had approximately $98.2 million of floating rate bank debt outstanding at June 30, 2003.  Each 100 basis point increase in the interest rates charged on the balance of the then outstanding floating rate debt would have resulted in a $1.0 million decrease annually in net earnings.

On August 11, 2003, the Company entered into a new credit facility.  As of August 11, 2003, the Company has $125 million of floating rate bank debt outstanding.  Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $1.3 million decrease annually in net earnings.

We currently do not engage in any derivatives or hedging transactions.

Item 4.     Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003 pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e).

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be timely communicated to them.

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

There have been no significant changes in the Company’s internal control over financial reporting which could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION
U.S.I. HOLDINGS CORPORATION

Item 1.  Legal Proceedings

             Information regarding legal proceedings is set forth in Note 6 “Contingencies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  The disclosure set forth in Note 6 “Contingencies” is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

             On May 30, 2003, the Company issued 955,409 shares of common stock at $10.50 per share in connection with the acquisition of the Hastings-Tapley Insurance Agency, Inc.  The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             At the Company’s Annual Meeting of Shareholders held on May 22, 2003 the following action was taken:

Election of Directors

Nominee	Votes For	Withheld
David L. Eslick	28,744,247	797
Richard M. Haverland	28,744,247	797
Thomas A. Hayes	28,744,247	797
Phillip E. Larson, III	28,744,247	797
Ben L. Lytle	28,744,247	797
Robert A. Spass	28,744,247	797
Robert F. Wright	28,744,247	797

             No other business was transacted at the Annual Meeting of Shareholders.

Item 5.  Other Information

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a)     Exhibits:

Exhibit 10.1	Amendment to Employment Agreement, dated June 2, 2003, by and between the Company and Robert S. Schneider.

Exhibit 10.2	Amendment to Employment Agreement, dated June 2, 2003, by and between the Company and Edward J. Bowler.

Exhibit 31.1	Certification of David L. Eslick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Robert S. Schneider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of David L. Eslick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Robert S. Schneider pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)     Reports on Form 8-K:

1)	Current Report on Form 8-K regarding our financial results for the quarter ended March 31, 2003, filed on May 2, 2003.

2)	Current Report on Form 8-K announcing that an agreement in principle had been reached regarding the Company’s acquisition of the Hastings-Tapley Insurance Agency, Inc., filed on May 19, 2003.

3)	Current Report on Form 8-K regarding a visual presentation titled “USI Takes Flight”, presented at the annual meeting of shareholders held February 22, 2003, filed on February 23, 2003.

4)	Current Report on Form 8-K announcing the consummation of the previously announced acquisition of the Hastings-Tapley Insurance Agency, Inc., filed on June 3, 2003.

5)

Current Report on Form 8-K regarding the election of L. Ben Lytle to our Board of Directors and as chair of the Nominating and Governance Committee and as a member of the Compensation Committee, filed on June 3, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION

(Registrant)

DATE: August 14, 2003	BY:	/s/ ROBERT S. SCHNEIDER

Robert S. Schneider Executive Vice President and Chief Financial Officer

U.S.I. HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 10.1	Amendment to Employment Agreement dated June 2, 2003, by and between the Company and Robert S. Schneider.

Exhibit 10.2	Amendment to Employment Agreement dated June 2, 2003, by and between the Company and Edward J. Bowler.

Exhibit 31.1	Certification of David L. Eslick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Robert S. Schneider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David L. Eslick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Robert S. Schneider pursuant to 906 of the Sarbanes-Oxley Act of 2002