Form 10-Q/A
period 2003-06-30
USI HOLDINGS CORP
filed 2003-09-05
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

50 California Street, 24th Floor

San Francisco, California 94111

(Address of principal executive officers, including zip code)

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

U.S.I. HOLDINGS CORPORATION

INDEX

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 is being filed solely for the purpose of refiling Exhibits 31.1 and 31.2 thereto in the form required for reports due on or after August 14, 2003. Exhibits 31.1 and 31.2 previously filed with such Quarterly Report shall be deemed replaced and superseded in their entirety by Exhibits 31.1 and 31.2 filed herewith. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

U.S.I. HOLDINGS CORPORATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

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

U.S.I. HOLDINGS CORPORATION (Registrant)

DATE: September 5, 2003	By:	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Executive Vice President and Chief Financial Officer

U.S.I. HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 31.1	Certification of David L. Eslick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Robert S. Schneider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002