Form 10-Q
period 2003-09-30
USI HOLDINGS CORP
filed 2003-11-14
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-50041

U.S.I. Holdings Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3771733
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Pleasantville Road

Suite 160 South

Briarcliff Manor, New York 10510

(Address of principal executive offices, including zip code)

(914) 749-8500

(Registrant’s telephone number, including area code)

50 California Street, 24th Floor

San Francisco, California 94111

(Former name, former address and former fiscal year, if changed since last report)

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

Yes  ☐    No  ☒.

As of November 4, 2003, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 46,268,270 shares.

U.S.I. HOLDINGS CORPORATION

PART I.    FINANCIAL INFORMATION

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

Item 1. Financial Statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(Amounts in Thousands, Except Per Share Data)
Assets
Current assets:
Cash and cash equivalents	$58,522	$21,374
Fiduciary funds - restricted	70,559	77,931
Premiums and commissions receivable, net of allowance for bad debts of $1,917 and $1,730, respectively	147,347	161,450
Receivable from sale of discontinued operations	—	1,713
Other	11,372	12,304
Current assets held for discontinued operations	418	1,092

Total current assets	288,218	275,864

Goodwill (Note 2)	202,482	188,110
Other intangible assets (Note 2):
Expiration rights	190,577	178,911
Covenants not-to-compete	39,762	38,671
Other	3,592	3,701

Total other intangible assets	233,931	221,283
Accumulated amortization	(144,702)	(129,263)

Total other intangible assets, net	89,229	92,020
Property and equipment, net	20,316	20,961
Other assets	3,085	2,551

Total Assets	$603,330	$579,506

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$160,517	$179,032
Accrued expenses	36,770	49,293
Current portion of long-term debt (Note 4)	19,207	32,871
Other	7,013	5,937
Current liabilities held for discontinued operations	531	1,472

Total current liabilities	224,038	268,605
Long-term debt (Note 4)	143,168	103,964
Other liabilities	1,205	2,836

Total Liabilities	368,411	375,405

Commitments and contingencies (Note 7)
Redeemable common stock - par value $.01, 2,208 shares issued and outstanding (Note 5)	—	21,302

Stockholders’ equity (Note 5):
Common stock - voting—par $.01, 300,000 shares authorized; 45,929 and 42,440 shares issued and outstanding, respectively	459	424
Common stock—nonvoting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	514,664	480,082
Accumulated deficit	(280,204)	(297,707)

Total Stockholders’ Equity	234,919	182,799

Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$603,330	$579,506

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Thousands, Except Per Share Data)
Revenues:
Commissions and fees	$86,205	$78,888	$253,898	$234,978
Investment income	770	606	1,883	2,010

Total Revenues	86,975	79,494	255,781	236,988

Expenses:
Compensation and employee benefits	49,470	45,644	147,580	150,120
Change in value of stock appreciation rights	—	(3,626)	—	(2,995)
Other operating expenses	18,767	16,939	54,830	52,126
Amortization of intangible assets (Note 2)	5,461	5,347	16,131	15,851
Depreciation	2,200	2,368	7,265	8,884
Interest	1,957	4,565	8,157	14,376
Change in value of redeemable common stock warrants	—	(4,070)	—	(4,070)
Early extinguishment of debt (Note 4)	4,049	—	4,049	660

Total Expenses	81,904	67,167	238,012	234,952

Income from continuing operations before income tax expense	5,071	12,327	17,769	2,036
Income tax expense	507	640	594	1,920

Income from Continuing Operations	4,564	11,687	17,175	116
Income (loss) from discontinued operations, net	421	(329)	328	(13,483)

Net Income (Loss)	$4,985	$11,358	$17,503	$(13,367)

Reconciliation of Net Income (Loss) to Net Income (Loss) Available to Common Stockholders:
Net income (loss)	$4,985	$11,358	$17,503	$(13,367)
Change in aggregate liquidation preference of preferred stock	—	(5,655)	—	(17,090)
Change in redemption value of Series N put rights	—	138	—	138

Net Income (Loss) Available to Common Stockholders	$4,985	$5,841	$17,503	$(30,319)

Per Share Data - Basic and Diluted (Note 9):
Basic:
Income (loss) from continuing operations	$0.10	$8.18	$0.38	$(22.33)
Income (loss) from discontinued operations, net	0.01	(0.44)	0.01	(17.88)

Net Income (Loss) Per Common Share	$0.11	$7.74	$0.39	$(40.21)

Diluted:
Income (loss) from continuing operations	$0.10	$0.33	$0.37	$(22.33)
Income (loss) from discontinued operations, net	0.01	(0.01)	0.01	(17.88)

Net Income (Loss) Per Common Share	$0.11	$0.32	$0.38	$(40.21)

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in Thousands)
Operating Activities
Income from continuing operations	$17,175	$116
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	16,131	15,851
Depreciation	7,265	8,884
Change in value of redeemable common stock warrants	—	(4,070)
Deferred income taxes	(1,183)	—
Other non-cash charges	4,930	2,382
Changes in operating assets and liabilities (net of acquisitions):
Fiduciary funds-restricted	7,372	2,484
Premiums and commissions receivable	16,863	21,507
Receivable from sale of discontinued operations	1,713	(1,713)
Other assets	2,189	(10,212)
Premiums payable to insurance companies	(22,191)	(21,508)
Accrued expenses and other liabilities	(17,221)	9,384

Net Cash Provided by Operating Activities	33,043	23,105

Investing Activities
Purchases of property and equipment	(5,415)	(5,059)
Proceeds from sale of assets	13	18,254
Cash paid for businesses acquired	(6,423)	(4,286)
Cash obtained from businesses acquired	2,164	—

Net cash (used in) provided by investing activities from continuing operations	(9,661)	8,909
Net effect of discontinued operations	324	(8,916)

Net Cash Used in Investing Activities	(9,337)	(7)

Financing Activities
Proceeds from issuance of long-term debt, net of issuance costs	136,690	3,074
Payments on long-term debt	(124,347)	(42,534)
Gross proceeds from issuance of common and preferred stock	1,099	2,500

Net Cash Provided by (Used in) Financing Activities	13,442	(36,960)

Increase (decrease) in cash and cash equivalents	37,148	(13,862)
Cash and cash equivalents at beginning of period	21,374	30,832

Cash and Cash Equivalents at End of Period	$58,522	$16,970

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,652	$12,933
Cash paid for taxes	$2,481	$1,465
Supplemental schedule of noncash investing and financing activities:
Redeemable preferred stock issued for acquisitions, primarily intangibles	$—	$711
Long-term debt issued for acquisitions, primarily intangibles	$4,680	$7,907
Common stock issued for acquisitions, primarily intangibles	$10,392	$2,475
Restricted common stock units issued for acquisitions	$1,400	$—
Common stock issued for reduction in liabilities	$482	$—

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying unaudited financial statements reflect the Company’s decision to discontinue the operations of its third-party administration business (USIA) in January 2002, as further discussed below under Discontinued Operations. The unaudited consolidated financial statements include the accounts of U.S.I. Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Refer to the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002, for additional details of the Company’s financial position, as well as a description of the Company’s significant accounting policies, which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Discontinued Operations

In January 2002, the Company determined that USIA was no longer core to the Company’s mission, vision, or strategy and in April 2002, sold USIA for $19,900,000 to CBCA Inc. (CBCA). The Company received and recorded cash proceeds of $18,200,000 with the remaining consideration of $1,700,000 in the form of an account receivable. The receivable was due to the Company no later than May 16, 2003. In connection with the sale, the Company recorded a pre-tax loss of $7,219,000 in the second quarter of 2002. The Company also received a $13,000,000 contingent note receivable which became due in June 2003. The note receivable was contingent upon certain post-closing revenue and other adjustments included in the purchase agreement. The $13,000,000 note receivable was not recorded by the Company.

In August 2003, the Company received and recorded cash proceeds of $3,250,000 in connection with the settlement of the $1,700,000 account receivable and the $13,000,000 note receivable. As a result of the terms of the settlement, the Company recorded a gain in discontinued operations of $772,000 in the third quarter of 2003.

Stock-Based Compensation

Statements of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123 (collectively SFAS No. 123), establish accounting and disclosure requirements using the fair value based method of accounting for employee stock-based compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Thousands, Except Per Share Data)
Net income (loss), as reported	$4,985	$11,358	$17,503	$(13,367)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	372
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(73)	—	(958)	(372)

Pro forma net income (loss)	$4,912	$11,358	$16,545	$(13,367)

Earnings per share - basic:
As reported	$0.11	$7.74	$0.39	$(40.21)

Pro forma	$0.11	$7.74	$0.37	$(40.21)

Earnings per share - diluted:
As reported	$0.11	$0.32	$0.38	$(40.21)

Pro forma	$0.11	$0.32	$0.36	$(40.21)

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS No. 145 beginning January 1, 2003. Upon adoption, SFAS No. 145 did not have a significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. During 2003, the Company accrued severance costs under SFAS No. 146 (see Note 8).

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted the interim disclosure provisions of SFAS No. 148 beginning January 1, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of a company and have characteristics of both liabilities and equity. SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Accordingly, on July 1, 2003, the Company reclassified its redeemable common stock to stockholders’ equity (see Note 5). The Company did not issue or modify any instruments after May 31, 2003.

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segments are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in Thousands)
December 31, 2002	$120,003	$31,205	$36,902	$188,110
Goodwill acquisitions (Note 3)	13,173	16	1,183	14,372

September 30, 2003	$133,176	$31,221	$38,085	$202,482

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The Company’s amortizable intangible assets by asset class are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period
	(Dollars in Thousands)
September 30, 2003

Expiration rights	$190,577	$(108,647)	$81,930	10 Years
Covenant not-to-compete	39,762	(36,055)	3,707	7 years
Other	3,592	—	3,592	5 years

Total	$233,931	$(144,702)	$89,229

December 31, 2002

Expiration rights	$178,911	$(94,615)	$84,296	10 Years
Covenants not-to-compete	38,671	(33,951)	4,720	7 years
Other	3,701	(697)	3,004	5 years

Total	$221,283	$(129,263)	$92,020

Amortization expense for amortizable intangible assets was $5,461,000, $5,347,000, $16,131,000 and $15,851,000 for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002, respectively. The amortization expense for amortizable intangible assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is estimated to be $21,722,000, $19,292,000, $16,109,000, $12,960,000 and $10,136,000, respectively.

Other intangible assets primarily consist of deferred financing costs which are amortized to interest expense.

The Company has no intangible assets with indefinite lives

There were no indicators of possible impairment in the Company’s goodwill and intangible assets during the three and nine-month periods ended September 30, 2003. The Company will complete its annual goodwill impairment test in the fourth quarter of 2003.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. Acquisitions

In the first nine months of 2003, the Company acquired two insurance brokerage operations. The aggregate purchase price of $20,032,000 consisted of cash of $3,560,000, notes payable to sellers of $4,680,000 and shares of the Company’s common stock and restricted stock units valued at $11,792,000 and was allocated primarily to goodwill and other intangible assets. The Company’s consolidated financial statements for the three and nine-month periods ended September 30, 2003 include the results of both acquisitions since the closing dates. These acquisitions were not considered material to the Company’s financial position or results of operations.

For each acquisition, the purchase price is initially allocated primarily to expiration rights, covenants not-to-compete and goodwill. Subsequently, the Company obtains a valuation of the acquired assets, and, if necessary, adjusts the initial allocation of purchase price accordingly. The Company does not expect that the results of any valuation will have a material impact on the preliminary purchase price allocation.

There were no acquisitions in the three and nine-month periods ended September 30, 2002.

4. Long-Term Debt

In August 2003, the Company completed a $155,000,000 senior secured credit facility with several lending institutions. The credit facility was structured as follows: a $30,000,000 revolving credit facility expiring in August 2007, and a $125,000,000 term loan, payable in quarterly installments commencing on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to (i) repay all amounts under the previously existing credit facility, (ii) repay a portion of certain notes issued for acquisitions, (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility, and (iv) for general corporate purposes. As a result of repaying the previously existing credit facility, the Company recorded an expense of $4,049,000 as early extinguishment of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs in the third quarter of 2003.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poors and Moody’s credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate for the applicable period, respectively. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.50% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. The credit facility contains various limitations, including limitations on the payment of dividends and other distributions to stockholders, borrowing and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees the obligations of the Company under the credit facility.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

5. Common Stock

The Company has redeemable common stock that was converted from redeemable preferred stock on the consummation of the Company’s initial public offering on October 25, 2002. The individuals who hold shares of the redeemable common stock may, in the event of death, disability or involuntary termination, put to the Company the number of redeemable shares owned by them having a fair market value equal to their original investment in those shares. The put rights generally continue as long as the original holders own the stock and remain employed by the Company. The put rights are not transferable. Therefore, if these original holders sell any of the stock, the put rights with respect to the shares sold are extinguished. On July 1, 2003, in conjunction with the effective date of SFAS No. 150, the Company reviewed the classification of its redeemable common stock and reclassified these shares to common stock and additional paid-in capital. Additionally, the Company separately recognized the fair value of the put rights in liabilities.

6. Segment Reporting

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business has different clients and requires different marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. The Company evaluates performance based on the following measurements: (1) revenues and (2) earnings before interest, taxes, depreciation, amortization, early extinguishment of debt and change in value of stock appreciation rights and redeemable common stock warrants and related margin.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The following tables show the income (loss) from continuing operations before income tax expense for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in Thousands)
2003
Revenues	$75,634	$11,133	$208	$86,975
Expenses	53,485	10,151	4,601	68,237
Depreciation and amortization	6,028	1,210	423	7,661
Interest	303	220	1,434	1,957
Early extinguishment of debt	—	—	4,049	4,049

Income (loss) from continuing operations before income tax expense	$15,818	$(448)	$(10,299)	$5,071

2002
Revenues	$67,874	$11,524	$96	$79,494
Expenses	49,412	9,400	3,771	62,583
Change in value of stock appreciation rights	—	—	(3,626)	(3,626)
Depreciation and amortization	5,768	1,269	678	7,715
Interest	659	390	3,516	4,565
Change in value of redeemable comon stock warrants	—	—	(4,070)	(4,070)

Income (loss) from continuing operations before income tax expense	$12,035	$465	$(173)	$12,327

	Nine Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in Thousands)
2003
Revenues	$223,326	$32,123	$332	$255,781
Expenses	157,900	29,788	14,722	202,410
Depreciation and amortization	17,852	3,947	1,597	23,396
Interest	1,387	693	6,077	8,157
Early extinguishment of debt	—	—	4,049	4,049

Income (loss) from continuing operations before income tax expense	$46,187	$(2,305)	$(26,113)	$17,769

2002
Revenues	$202,570	$33,932	$486	$236,988
Expenses	156,506	29,455	16,285	202,246
Change in value of stock appreciation rights	—	—	(2,995)	(2,995)
Depreciation and amortization	17,960	4,422	2,353	24,735
Interest	2,086	1,019	11,271	14,376
Change in value of redeemable common stock warrants	—	—	(4,070)	(4,070)
Early extinguishment of debt	—	—	660	660

Income (loss) from continuing operations before income tax expense	$26,018	$(964)	$(23,018)	$2,036

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	September 30, 2003	December 31, 2002
	(Dollars in Thousands)
Segment Assets:
Insurance Brokerage	$474,993	$461,903
Specialized Benefits Services	73,882	82,702
Corporate	54,037	33,809

Total assets for use in continuing operations	602,912	578,414
Reconciling items:
Assets held for discontinued operations	418	1,092

Total Assets	$603,330	$579,506

7. Contingencies

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

Near North Insurance Litigation. In October 2002, plaintiffs, affiliated companies which are competitors of the Company in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers and employees who previously worked for the plaintiff, various other third party individuals, and an insurance brokerage. Plaintiff’s complaint seeks from all defendants unspecified compensatory damages, and punitive damages for alleged damages from tortious interference with clients, violation of state trade secrets acts, and civil conspiracy. The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation, and the Company is vigorously defending this action as it believes the plaintiff’s allegations against the Company have no merit. The matter is currently in discovery and the Company has filed a motion to dismiss the Plaintiff’s complaint.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

USIA Litigation Matters. In 1997 and 1998, USIA, through its former subsidiary division Benefit Plan Administrators, Inc., (BPA) was the third-party administrator of health benefits for the employees of Nassau County. Since early 1999, offices of the United States Attorney for the Eastern District of New York and the District Attorney of Nassau County have been conducting a joint investigation into possible wrongdoing in the procurement and administration of contracts for third-party health care administrative services for employees of Nassau County. None of the Company, USIA or any of their current management or employees is a target of the investigation. The Company and USIA have, from the outset, cooperated fully with this investigation. In October 2001, the United States Attorney brought an indictment against several individuals connected with the Nassau County controversy, including the former CEO of BPA. Based on the facts and the cooperation of the Company and USIA in the government’s investigation, the United States Attorney issued a press release in October 2001 that included, among other matters, a statement that neither the Company nor USIA was responsible for any wrongdoing alleged in the indictment. In March 2002, a second superseding indictment was made public. The second superseding indictment added income tax evasion charges against several people, including the former CEO of BPA, and accused him of causing the Company to file false tax returns. The trial involving all non-tax-related charges, which commenced in January 2003, ended in April 2003, with the jury deadlocking on the charges against the former CEO of BPA. A retrial is scheduled for February 2004. In July 2003, the former CEO of BPA was charged in a new indictment with violating certain tax and currency transaction reporting laws. A superseding tax indictment was filed in October 2003. The trial on these tax charges is scheduled for January 2004. The Company is cooperating fully in this continuing investigation. None of the Company, USIA or any current management or employees has been informed that such person is a target of this new investigation.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

8. Efficiency Initiative and Other Accruals

As a result of the Company’s continuing effort to reduce operating expenses, in the first quarter of 2002, the Company recorded charges of $3,563,000, $1,832,000 and $116,000 related to future compensation costs for terminated employees, future producer compensation restructuring costs and future lease costs for terminated office leases, respectively. Also, in the first quarter of 2002, the Company eliminated 32 employees across all of its operating offices and the Company renegotiated the compensation arrangements of four sales professionals in connection with these expense reduction efforts. There were no such charges in the three and nine-month period ended September 30, 2003.

In March 2003, the Company decided to relocate most of the corporate office functions from San Francisco, California, to Briarcliff Manor, New York, to improve efficiencies. The physical move will be completed by the end of 2003. During the nine months ended September 30, 2003, the Company accrued severance costs related to the relocation of the corporate office of $305,000.

The following table summarizes transactions related to the employee termination benefits, the producer compensation restructuring, the terminated office lease costs and the severance related to the corporate move:

	Employee Termination Benefits Liability	Producer Compensation Restructuring Liability	Terminated Office Lease Costs Liability	Corporate Severance Liability	Total
	(Dollars in Thousands)
December 31, 2002	$2,262	$1,893	$785	$—	$4,940

Severance expense	—	—	—	305	305
Utilized in nine months	(1,587)	(1,349)	(550)	—	(3,486)

September 30, 2003	$675	$544	$235	$305	$1,759

The employee termination benefits, future producer compensation restructuring costs and severance costs related to the corporate move reflected above are included in compensation and employee benefits in the accompanying unaudited statements of operations. The terminated office lease costs reflected above are included in other operating expenses in the accompanying unaudited statements of operations in 2002.

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

9. Earnings Per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2003	2002
	(Amounts in Thousands, Except Per Share Data)
Numerator:
Income from continuing operations	$4,564	$11,687
Income (loss) from discontinued operations, net	421	(329)

Net Income	4,985	11,358

Change in aggregate liquidation preference of preferred stock	—	(5,655)
Change in redemption value of Series N put rights	—	138

	—	(5,517)
Numerator for basic and diluted earnings per share-income available to common stockholders	$4,985	$5,841

Denominator:
Denominator for basic earnings per share-weighted-average shares	45,885	754

Denominator for diluted earnings per share-weighted-average shares	46,409	35,365

Earnings per share-basic and diluted:
Basic:
Income from continuing operations	$0.10	$8.18
Income (loss) from discontinued operations, net	0.01	(0.44)

Net income per common share	$0.11	$7.74

Diluted:
Income from continuing operations	$0.10	$0.33
Income (loss) from discontinued operations, net	0.01	(0.01)

Net income per common share	$0.11	$0.32

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(Amounts in Thousands, Except Per Share Data)
Numerator:
Income from continuing operations	$17,175	$116
Income (loss) from discontinued operations, net	328	(13,483)

Net Income (loss)	17,503	(13,367)

Change in aggregate liquidation preference of preferred stock	—	(17,090)
Change in redemption value of Series N put rights	—	138

	—	(16,952)
Numerator for basic and diluted earnings per share-income (loss) available to common stockholders	$17,503	$(30,319)

Denominator:
Denominator for basic earnings per share-weighted-average shares	45,232	754

Denominator for diluted earnings per share-weighted-average shares (a)	45,471	754

Earnings per share-basic and diluted:
Basic:
Income (loss) from continuing operations	$0.38	$(22.33)
Income (loss) from discontinued operations, net	0.01	(17.88)

Net income (loss) per common share	$0.39	$(40.21)

Diluted:
Income (loss) from continuing operations	$0.37	$(22.33)
Income (loss) from discontinued operations, net	0.01	(17.88)

Net income (loss) per common share	$0.38	$(40.21)

(a)	For the nine months ended September 30, 2002, dilutive shares of 37,851,000 were not included in diluted weighted average shares outstanding because the effect would have been antidilutive.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

10. Subsequent Event

In October 2003, the Company acquired BMI Insurance Services, Inc., an insurance brokerage operation in exchange for cash, common stock and the assumption of certain liabilities. The aggregate preliminary purchase price of approximately $11,866,000 will be allocated primarily to goodwill and other intangible assets.

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

Quarterly Fluctuations

Historically, our revenues and Adjusted EBITDA, as discussed below, for the fourth quarter of the year have been higher relative to the preceding three quarters because a significant portion of commissions and fees earned from our Specialized Benefits Services segment is typically recorded at that time. In addition, we are subject to quarterly earnings fluctuations attributable to the timing of sales of Specialized Benefits Services products.

Primary Financial Measures

The financial measures that we use to evaluate our performance on a consolidated basis are:

•	Total Revenues;

•	Adjusted EBITDA, which we calculate as Total Revenues less Compensation and Employee Benefits Expenses and Other Operating Expenses;

•	Adjusted EBITDA Margin, which we define as Adjusted EBITDA as a percentage of Total Revenues; and

•	Income From Continuing Operations plus Amortization of Intangible Assets.

We present Adjusted EBITDA because we believe that it is a relevant and useful indicator of our operating profitability. We believe Adjusted EBITDA is relevant owing to our leveraged approach to our capital structure and resulting significant amount of interest expense and our accounting for all acquisitions using the purchase method of accounting and resulting significant amount of amortization of intangible assets. We present Adjusted EBITDA Margin because we believe it is a relevant and useful indicator in understanding how we view our operating efficiency. We present Income From Continuing Operations plus Amortization of Intangible Assets because we believe that it is a relevant and useful indicator in understanding our ability to generate cash earnings. We believe Income From Continuing Operations plus Amortization of Intangible Assets is relevant owing to the significant amount of our amortization of intangible assets resulting from accounting for all acquisitions using the purchase method of accounting.

We understand that analysts and investors regularly rely on non-GAAP financial measures, such as Adjusted EBITDA, Adjusted EBITDA Margin and Income from Continuing Operations plus Amortization of Intangible Assets, to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. These non-GAAP financial measures are helpful in more clearly reflecting our operating performance that may not otherwise be apparent when relying solely on GAAP financial measures, because these non-GAAP financial measures eliminate from earnings financial items that have less bearing on our performance.

You should not consider these financial measures as alternatives to other financial measures determined in accordance with accounting principles generally accepted in the United States of America, which we refer to as GAAP. You should not consider Adjusted EBITDA as an alternative to cash flows from operating activities, investing activities or financing activities or as a measure of liquidity. In addition, please note that because not all companies calculate these financial measures similarly, the presentation of these measures in this report is not necessarily comparable to those of other companies. We strongly urge investors or potential investors in our stock to review the calculation of Adjusted EBITDA, Adjusted EBITDA Margin and Income from Continuing Operations plus Amortization of Intangible Assets and the related reconciliation to Income from Continuing Operations presented in accordance with GAAP.

Results of Operations

Reconciliation of Adjusted EBITDA to Income From Continuing Operations plus Amortization of Intangible Assets

	Three months ended September 30,
	2003		2002
	(in thousands, except for percentages)
Revenues	$86,975		$79,494
Compensation and Employee Benefits Expenses	49,470		45,644
Other Operating Expenses	18,767		16,939

Adjusted EBITDA	18,738	21.5%	16,911	21.3%
Change in Value of Stock Appreciation Rights	—		(3,626)
Amortization of Intangible Assets	5,461		5,347
Depreciation	2,200		2,368
Interest	1,957		4,565
Change in Value of Redeemable Common Stock Warrants	—		(4,070)
Early Extinguishment of Debt	4,049		—

Income From Continuing Operations Before Income Tax Expense	5,071	5.8%	12,327	15.5%
Income Tax Expense	507		640

Income From Continuing Operations(a)	4,564		11,687
Addback:
Amortization of Intangible Assets	5,461		5,347

Income From Continuing Operations plus Amortization of Intangible Assets	$10,025		$17,034

(a)	Income (loss) from discontinued operations, net was $0.4 million and $(0.3) million and net income (loss) was $5.0 million and $11.4 million for the three months ended September 30, 2003 and 2002, respectively.

Reconciliation of Adjusted EBITDA to Income From Continuing Operations plus Amortization of Intangible Assets

	Nine months ended September 30,
	2003		2002(b)
	(in thousands, except for percentages)
Revenues	$255,781		$236,988
Compensation and Employee Benefits Expenses	147,580		150,120
Other Operating Expenses	54,830		52,126

Adjusted EBITDA	53,371	20.9%	34,742	14.7%
Change in Value of Stock Appreciation Rights	—		(2,995)
Amortization of Intangible Assets	16,131		15,851
Depreciation	7,265		8,884
Interest	8,157		14,376
Change in Value of Redeemable Common Stock Warrants	—		(4,070)
Early Extinguishment of Debt	4,049		660

Income From Continuing Operations Before Income Tax Expense	17,769	6.9%	2,036	0.9%
Income Tax Expense	594		1,920

Income From Continuing Operations(a)	17,175		116
Addback:
Amortization of Intangible Assets	16,131		15,851

Income From Continuing Operations plus Amortization of Intangible Assets	$33,306		$15,967

(a)	Income (loss) from discontinued operations, net was $0.3 million and $(13.5) million and net income (loss) was $17.5 million and $(13.4) million for the nine months ended September 30, 2003 and 2002, respectively.
(b)	Please read the information under the caption “—Integration Efforts and Other Charges” below for more details.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Revenues. Revenues increased $7.5 million, or 9.4%, to $87.0 million in the three months ended September 30, 2003, from $79.5 million in the three months ended September 30, 2002. In the three months ended September 30, 2003, our revenue growth was primarily attributable to the impact of acquisitions of $4.8 million and, to a lesser extent, organic growth (defined as total revenue growth less the impact of acquisitions) in our Insurance Brokerage segment.

Compensation and Employee Benefits Expenses. Compensation and Employee Benefits Expenses increased $3.8 million, or 8.4%, to $49.5 million in the three months ended September 30, 2003, from $45.6 million in the three months ended September 30, 2002. The increase is primarily attributable to (i) the impact of acquisitions and (ii) the compensation of our sales professionals, which is typically tied to revenues. As a percentage of revenues, Compensation and Employee Benefits Expenses were 56.9% in the three months ended September 30, 2003, compared to 57.4% in the three months ended September 30, 2002. The decrease, as a percentage of revenues, in the three months ended September 30, 2003, is primarily due to the positive affects of our integration efforts and improvements in performance in our Insurance Brokerage segment.

Other Operating Expenses. Other Operating Expenses increased $1.8 million, or 10.8%, to $18.8 million in the three months ended September 30, 2003, from $16.9 million in three months ended September 30, 2002. The increase is principally due to (i) costs attributable to the relocation of the corporate headquarters from San Francisco, California to Briarcliff Manor, New York, (ii) the impact of acquisitions made during the first nine months of 2003, as discussed above and (iii) the increased cost associated with being a public company. As a percentage of revenues, Other Operating Expenses were 21.6% in the three months ended September 30, 2003, compared to 21.3% in the three months ended September 30, 2002.

Income From Continuing Operations. Income From Continuing Operations decreased $7.1 million to $4.6 million in the three months ended September 30, 2003, from $11.7 million in the three months ended September 30, 2002. The decrease was the result of (i) the $7.7 million gain recorded in the three months ended September 30, 2002 related to the elimination and/or expiration of redeemable common stock warrants and stock appreciation rights in connection with the initial public offering, or IPO, and (ii) a $4.0 million non-cash expense ($3.6 million after tax) from the early extinguishment of debt in the three months ended September 30, 2003, offset by (iii) continued improvement in performance in our Insurance Brokerage segment and (iv) the decrease in interest expense principally due to the significant reduction in debt, from $222.0 million at September 30, 2002 to $162.4 million at September 30, 2003.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Revenues. Revenues increased $18.8 million, or 7.9%, to $255.8 million in the nine months ended September 30, 2003, from $237.0 million in the nine months ended September 30, 2002. In the nine months ended September 30, 2003, we experienced positive net new business, increased premium rates on renewals, increased property and casualty, or P&C, contingencies in our Insurance Brokerage segment and the impact from acquisitions of $6.5 million. P&C contingencies are incentive payments from insurance carriers with whom we place insurance on behalf of our clients. These incentive payments fluctuate from year-to-year based most commonly on loss ratios and premium volume. Offsetting these positive results was a $1.8 million decrease in our Specialized Benefits Services segment principally due to lost business in our core benefits product line.

Compensation and Employee Benefits Expenses. Compensation and Employee Benefits Expenses decreased $2.5 million, or 1.7%, to $147.6 million in the nine months ended September 30, 2003, from $150.1 million in the nine months ended September 30, 2002. The decrease is primarily attributable to a charge of $8.1 million attributable to integration efforts and other charges in the nine months ended September 30, 2002 and the positive effects of our integration efforts, offset by increased Compensation and Employee Benefits Expenses attributable to our sales professionals, which are typically tied to revenues, and the impact of businesses acquired in 2003. There were no such charges attributable to integration efforts and other charges in the nine months ended September 30, 2003. As a percentage of revenues, Compensation and Employee Benefits Expenses were 57.7% in the nine months ended September 30, 2003, compared to 63.3% in the nine months ended September 30, 2002. The decrease, as a percentage of revenues, in the nine months ended September 30, 2003, is primarily due to (i) the noted $8.1 million charge, (ii) the positive affects of our integration efforts and (iii) improvements in performance in our Insurance Brokerage segment. To reduce compensation expense, we terminated 32 employees and renegotiated compensation arrangements for four sales professionals during the first quarter of 2002.

Other Operating Expenses. Other Operating Expenses increased $2.7 million, or 5.2%, to $54.8 million in the nine months ended September 30, 2003, from $52.1 million in the nine months ended September 30, 2002. The increase is primarily attributable to (i) an increase in costs generally associated with being a public company, (ii) the previously mentioned relocation of the corporate headquarters and (iii) the impact of businesses acquired in 2003, partially offset by (iv) a charge of $1.6 million attributable to integration efforts and other charges in the nine months ended September 30, 2002. There were no such charges attributable to integration efforts and other charges in the nine months ended September 30, 2003. As a percentage of revenues, Other Operating Expenses were 21.4% in the nine months ended September 30, 2003, compared to 22.0% in the nine months ended September 30, 2002. The decrease, as a percentage of revenues, in the nine months ended September 30, 2003, is due to (i) the $1.6 million charge noted above, (ii) the positive impact of the integration efforts and (iii) growth in our Insurance Brokerage segment revenues, partially offset by an increase in costs generally associated with being a public company and the previously mentioned relocation of the corporate headquarters.

Income From Continuing Operations. Income From Continuing Operations increased $17.1 million to $17.2 million in the nine months ended September 30, 2003, from $0.1 million in the nine months ended September 30, 2002 due to (i) a reduction in Compensation and Employee Benefits Expenses principally due to the expenses attributable to our integration efforts and other charges in the nine months ended September 30, 2002, (ii) continued improvement in performance in our Insurance Brokerage segment, (iii) the decrease in interest expense principally due to the significant reduction in debt, from $222.0 million at September 30, 2002 to $162.4 million at September 30, 2003, partially offset by (iv) the $7.7 million gain recorded in the third quarter of 2002 related to our pre-IPO capital structure and (v) the $4.0 million expense recorded in the third quarter of 2003 related to the early extinguishment of debt, as previously discussed in Note 4 “Long-Term Debt” in our nine-month financial statements.

Our Segments

We have three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate.

The Insurance Brokerage segment offers:

•	General and specialty property and casualty insurance, which we refer to as P&C insurance; and

•	Individual and group health, life and disability insurance, which we refer to as Group Employee Benefits insurance.

The Specialized Benefits Services segment offers:

•	Core benefits (retirement services & health and welfare);

•	Benefits enrollment and communication; and

•	Executive and professional benefits.

The	Corporate segment offers:

•	Corporate management, acquistion processes, marketing, human resources, legal, capital planning, financial and reporting support.

We evaluate segment performance based on revenues, EBITDA and EBITDA Margin. EBITDA and EBITDA Margin are not substitutes for other financial measures determined in accordance with GAAP. Because not all companies calculate these non-GAAP measures in the same fashion, these measures as presented are not likely to be comparable to other similarly titled measures of other companies.

Insurance Brokerage

	Three months ended September 30,
	2003	2002
	(in thousands, except for percentages)
Revenue:
Property & Casualty	$51,354	$44,682
Group Employee Benefits	24,280	23,192

Total Revenues	75,634	67,874
Compensation and Employee Benefits Expenses	41,195	37,676
Other Operating Expenses	12,290	11,736

EBITDA	$22,149	$18,462

EBITDA Margin	29.3%	27.2%
Income From Continuing Operations Before Income Tax Expense	$15,818	$12,035
Income From Continuing Operations Before Income Tax Expense Margin	20.9%	17.7%

	Nine months ended September 30,
	2003	2002
	(in thousands, except for percentages)
Revenue:
Property & Casualty	$151,953	$134,526
Group Employee Benefits	71,373	68,044

Total Revenues	223,326	202,570
Compensation and Employee Benefits Expenses	121,098	121,850
Other Operating Expenses	36,802	34,656

EBITDA	$65,426	$46,064

EBITDA Margin	29.3%	22.7%
Income From Continuing Operations Before Income Tax Expense	$46,187	$26,018
Income From Continuing Operations Before Income Tax Expense Margin	20.7%	12.8%

Comparison of Three Months Ended September 30, 2003 and 2002

Revenues in the Insurance Brokerage segment increased $7.8 million, or 11.4%, to $75.6 million in the three months ended September 30, 2003, from $67.9 million in the three months ended September 30, 2002, primarily due to the $4.8 million in revenues generated in the third quarter of 2003 from businesses acquired, and to a lesser extent positive net new business production and higher premium rates on renewals in P&C. P&C revenues represented 59.0% and 56.2% of our total consolidated revenues in the three months ended September 30, 2003 and 2002, respectively, and Group Employee Benefits revenues represented 27.9% and 29.2% of our total consolidated revenues in the three months ended September 30, 2003 and 2002, respectively.

EBITDA in the Insurance Brokerage segment increased $3.7 million or 20.0% to $22.1 million in the three months ended September 30, 2003 from $18.5 million in the three months ended September 30, 2002. EBITDA Margin in the Insurance Brokerage segment was 29.3% and 27.2% in the three months ended September 30, 2003 and 2002, respectively. The increase in EBITDA Margin in the three months ended September 30, 2003 is due to a decrease in Compensation and Employee Benefits Expenses and Other Operating Expenses, as a percent of revenues, due to (i) the positive affects of our integration efforts, (ii) improvement in performance in our operations and (iii) the accretive impact of acquisitions.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $15.8 million and $12.0 million for the three months ended September 30, 2003 and 2002, respectively. The increase in the three months ended September 30, 2003, is due to the items discussed above.

Comparison of Nine Months Ended September 30, 2003 and 2002

Revenues in the Insurance Brokerage segment increased $20.8 million, or 10.2%, to $223.3 million in the nine months ended September 30, 2003, from $202.6 million in the nine months ended September 30, 2002, due to positive net new business production, higher premium rates on renewals in P&C, an increase in P&C contingencies and $6.5 million in revenues generated from businesses acquired in 2003. Property & Casualty revenues represented 59.4% and 56.8% of our total consolidated revenues in the nine months ended September 30, 2003 and 2002, respectively, and Group Employee Benefits revenues represented 27.9% and 28.7% of our total consolidated revenues in the nine months ended September 30, 2003 and 2002, respectively.

For the nine months ended September 30, 2003, the Insurance Brokerage segment results reflect zero charges compared to $4.6 million of expenses attributable to integration efforts and other charges for the nine months ended September 30, 2002.

EBITDA in the Insurance Brokerage segment increased $19.4 million or 42.0% to $65.4 million in the nine months ended September 30, 2003 from $46.1 million in the nine months ended September 30, 2002. EBITDA Margin in the Insurance Brokerage segment was 29.3% and 22.7% in nine months ended September 30, 2003 and 2002, respectively. The increase in EBITDA Margin in the nine months ended September 30, 2003 was due to the $4.6 million charge noted above and a decrease in Compensation and Employee Benefits Expenses and Other Operating Expenses, as a percent of revenues, due to (i) the positive affects of our integration efforts, (ii) improvement in performance in our operations, (iii) the positive impact of increased P&C contingencies and (iv) the accretive impact of acquisitions.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $46.2 million and $26.0 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in the nine months ended September 30, 2003, is due to the items discussed above.

Specialized Benefits Services

	Three months ended September 30,
	2003	2002
	(in thousands, except for percentages)
Revenues	$11,133	$11,524
Compensation and Employee Benefits Expenses	6,248	6,193
Other Operating Expenses	3,903	3,206

EBITDA	$982	$2,125

EBITDA Margin	8.8%	18.4%
Income (Loss) From Continuing Operations Before Income Tax Expense	$(448)	$465
Income (Loss) From Continuing Operations Before Income Tax Expense Margin	(4.0)%	4.0%

	Nine months ended September 30,
	2003	2002
	(in thousands, except for percentages)
Revenues	$32,123	$33,932
Compensation and Employee Benefits Expenses	20,285	19,481
Other Operating Expenses	9,503	9,974

EBITDA	$2,335	$4,477

EBITDA Margin	7.3%	13.2%
Income (Loss) From Continuing Operations Before Income Tax Expense	$(2,305)	$(964)
Income (Loss) From Continuing Operations Before Income Tax Expense Margin	(7.2)%	(2.8)%

Comparison of Three Months Ended September 30, 2003 and 2002

Specialized Benefits Services revenues decreased $0.4 million, or 3.4%, to $11.1 million in the three months ended September 30, 2003, from $11.5 million in the three months ended September 30, 2002. The decrease is principally due to (i) certain non-recurring revenues and high first year commissions recorded in this segment in the three months ended September 30, 2002 and (ii) lost business in our core benefits product line, partially offset by increased enrollments in our benefits enrollment and communications product line. Specialized Benefits Services revenues represented 12.8% and 14.5% of our total consolidated revenues in the three months ended September 30, 2003 and 2002, respectively.

EBITDA in the Specialized Benefits Services segment decreased $1.1 million to $1.0 million in the three months ended September 30, 2003 from $2.1 million in the three months ended September 30, 2002. EBITDA Margin in the Specialized Benefits Services segment was 8.8% and 18.4% in the three months ended September 30, 2003 and 2002, respectively. EBITDA and EBITDA Margin in the Specialized Benefits Services segment in the three months ended September 30, 2003 were impacted by the items discussed above.

Income (Loss) From Continuing Operations Before Income Taxes in the Specialized Benefit Services Segment was $(0.4) million and $0.5 million in the three months ended September 30, 2003 and 2002, respectively. The decrease in the three months ended September 30, 2003 is due to the items discussed above.

Comparison of Nine Months Ended September 30, 2003 and 2002

Specialized Benefits Services revenues decreased $1.8 million, or 5.3%, to $32.1 million in the nine months ended September 30, 2003, from $33.9 million in the nine months ended September 30, 2002. The decrease is principally due to (i) lost business in our core benefits product line, (ii) certain non-recurring revenues and high first year commissions recorded in this segment in the nine months ended September 30, 2002 and, to a lesser extent (iii) the timing of enrollment of new cases in our benefits enrollment and communications product line, somewhat offset by (iv) an increase in executive and professional benefits revenues and (v) fees earned in the development of our wealth management product line. Specialized Benefits Services revenues represented 12.6% and 14.3% of our total consolidated revenues in the nine months ended September 30, 2003 and 2002, respectively.

For the nine months ended September 30, 2003, the Specialized Benefits Services segment results reflect zero charges compared to $1.1 million in integration efforts and other charges for the nine months ended September 30, 2002.

EBITDA in the Specialized Benefits Services segment decreased $2.1 million to $2.3 million in the nine months ended September 30, 2003 from $4.5 million in the nine months ended September 30, 2002. EBITDA Margin in the Specialized Benefits Services segment was 7.3% and 13.2% in the nine months ended September 30, 2003 and 2002, respectively.

Income (Loss) From Continuing Operations Before Income Taxes in the Specialized Benefit Services Segment was $2.3 million and $1.0 million in the nine months ended September 30, 2003 and 2002, respectively. The decrease in the nine months ended September 30, 2003 is due to the items discussed above, partially offset by (i) lower expense due to non-recurring additional depreciation expense in the prior year related to obsolete equipment and (ii) a decrease in interest expense due to reduction in debt.

Corporate

	Three months ended September 30,
	2003	2002
	(in thousands, except for percentages)
Revenues	$208	$96
Compensation and Employee Benefits Expenses	2,027	1,775
Other Operating Expenses	2,574	1,997

EBITDA(a)	$(4,393)	$(3,676)

Percentage of Consolidated Revenues	(5.1)%	(4.6)%
Income (Loss) From Continuing Operations Before Income Tax Expense	$(10,299)	$(173)
Income (Loss) From Continuing Operations Before Income Tax Expense Percentage of Revenues	(11.8)%	(0.2)%

(a)	Excludes the early extinguishment of debt expense and the gain from the change in value of redeemable common stock warrants and stock appreciation rights of $4.0 million and $7.7 million for the three months ended September 30, 2003 and 2002, respectively.

	Nine months ended September 30,
	2003	2002
	(in thousands, except for percentages)
Revenues	$332	$486
Compensation and Employee Benefits Expenses	6,197	8,789
Other Operating Expenses	8,525	7,496

EBITDA(a)	$(14,390)	$(15,799)

Percentage of Consolidated Revenues	(5.6)%	(6.7)%
Income (Loss) From Continuing Operations Before Income Tax Expense	$(26,113)	$(23,018)
Income (Loss) From Continuing Operations Before Income Tax Expense Percentage of Revenues	(10.2)%	(9.7)%

(a)	Excludes the early extinguishment of debt expense and the gain from the change in value of redeemable common stock warrants and stock appreciation rights of $4.0 million and $7.1 million for the nine months ended September 30, 2003 and 2002, respectively.

Comparison of Three Months Ended September 30, 2003 and 2002

Revenues at the Corporate segment represent interest income. Net Corporate expenses were $4.4 million and $3.7 million in the three months ended September 30, 2003 and 2002, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 5.1% and 4.6% in the three months ended September 30, 2003 and 2002, respectively. The net Corporate expense and related percentage for the three months ended September 30, 2003 were negatively impacted primarily by (i) $1.0 million in expenses attributable to the relocation of the corporate headquarters from San Francisco, California to Briarcliff Manor, New York and (ii) the increased cost associated with operating as a public company. The net Corporate expense and related percentage for the three months ended September 30, 2002 were negatively impacted primarily by a $0.5 million charge related to the previously disclosed Missigman claim.

Income (Loss) From Continuing Operations in the Corporate segment was $10.3 million and $0.2 million in the three months ended September 30, 2003 and 2002, respectively. The increase in the three months ended September 30, 2003 compared to the three months ended September 30, 2002, is primarily due to (i) the $7.7 million gain recorded in the three months ended September 30, 2002 related to the elimination and/or expiration of redeemable common stock warrants and stock appreciation rights in connection with our pre-IPO capital structure and (ii) a $4.0 million non-cash expense from the early extinguishment of debt in the three months ended September 30, 2003, partially offset by (iii) a $2.1 million decrease in interest expense in the three months ended September 30, 2003 as a result of (i) a $78.4 million reduction in debt using the net proceeds of our IPO in October 2002 and (ii) a lower interest rate on our new credit facility completed in August 2003.

Comparison of Nine Months Ended September 30, 2003 and 2002

For the nine months ended September 30, 2003, the Corporate segment results reflect zero charges compared to $3.9 million in integration efforts and other charges for the nine months ended September 30, 2002.

Net Corporate expenses were $14.4 million and $15.8 million in the nine months ended September 30, 2003 and 2002, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 5.6% and 6.7% in the nine months ended September 30, 2003 and 2002, respectively. Included in net Corporate expenses in the nine months ended September 30, 2003 and 2002, was zero and $1.0 million, respectively, in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA, a discontinued operation. Net Corporate expense and related percentage were positively impacted primarily by (i) the $3.9 million charge noted above and (ii) a $0.8 million charge related to the previously disclosed Missigman claim, offset by (iii) the increased cost associated with operating as a public company and (iv) $1.3 million in expenses attributable to the relocation of the corporate headquarters, as previously discussed.

Income (Loss) From Continuing Operations in the Corporate segment was $26.1 million and $23.0 million in the nine months ended September 30, 2003 and 2002, respectively. The increase in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, is primarily due to (i) the $7.1 million gain recorded in the nine months ended September 30, 2002 related to the elimination and/or expiration of redeemable common stock warrants and stock appreciation rights in connection with our pre-IPO capital structure, and (ii) a $4.0 million non-cash expense from the early extinguishment of debt in the nine months ended September 30, 2003, partially offset by (iii) a $5.2 million decrease in interest expense in the nine months ended September 30, 2003 primarily as a result of a $78.4 million reduction in debt using the net proceeds of our IPO in October 2002.

Integration Efforts and Other Charges

	Nine months ended September 30,
	2003	2002
	(in thousands)
Integration Efforts
Compensation and Employee Benefits Expenses	$—	$5,396
Other Operating Expenses	—	116

Total Integration Efforts	—	5,512

Other Charges
Compensation and Employee Benefits Expenses	—	2,711
Other Operating Expenses	—	1,445

Total Other Charges	—	4,156

	$—	$9,668

All integration efforts and other charges occurred in the first quarter of 2002.

Integration Efforts

Upon completion of the majority of our acquisitions, we undertook initiatives to determine the following: (i) positions within the organization that could be eliminated without resulting in loss of revenues or detriment to service; (ii) sales professionals contracts that should be renegotiated because they were in excess of our standard compensation practices; and (iii) accretive benefits that could be derived from the early termination of lease commitments. Upon completion of the analysis we reduced the number of our employees by 32, resulting in severance charges of $3.6 million in the first quarter of 2002. In addition, we renegotiated four sales professionals’ contracts where compensation arrangements were in excess of our standard compensation practices, resulting in an expense of $1.8 million in the first quarter of 2002. Finally, we terminated the lease arrangement at one location resulting in a charge of $0.1 million in the first quarter of 2002.

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

In December 2001, we entered into a services agreement with Ceridian Corporation. The agreement stipulates that Ceridian Corporation will provide administrative services to our customers and us. We estimated that the conversion cost associated with this service agreement was $1.2 million and we accrued this amount in the fourth quarter of 2001. In March 2002, the original service agreement was amended due to our announcement to sell USIA. Please read “—Discontinued Operations” below. The amendment eliminated USIA as a party to the service agreement, which resulted in the accrual of an additional $1.0 million in the first quarter of 2002.

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

Upon the consummation of our initial public offering in October 2002, the Long-Term Incentive Plan was terminated and replaced with the 2002 Equity Incentive Plan. Also, after the consummation of our initial public offering, we made an offer to exchange all outstanding SARs for stock options or stock under our 2002 Equity Incentive Plan. On November 27, 2002, the SARs exchange was completed, the SARs tendered in the exchange were canceled and the related compensation expense for 2002 was finalized. As of September 30, 2003, there were no SARs outstanding.

Liquidity and Capital Resources

Our debt consists of the following:

	As of September 30, 2003	As of December 31, 2002
	(in thousands)
Existing Credit Facility:
Term loan	$125,000	$29,521
Revolving credit facility	—	56,075
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009	26,026	35,880
CNA Pro Finite Risk Policy	—	3,028
Zurich term loan	3,000	3,000
Other long-term debt, including capital leases	8,349	9,331

Total debt	162,375	136,835
Current portion of long-term debt	(19,207)	(32,871)

Long-term debt	$143,168	$103,964

In August 2003, we completed a $155.0 million senior secured credit facility with several lending institutions. The credit facility was structured as follows: a $30.0 million revolving credit facility maturing on August 11, 2007, and a $125.0 million term loan payable in quarterly installments commencing on October 31, 2003. The last quarterly installment is due on August 11, 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to (i) repay all amounts under the previously existing credit facility, (ii) repay a portion of certain notes issued for acquisitions, (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility and (iv) for general corporate purposes. As a result of repaying the previously existing credit facility, we recorded an expense of $4.0 million as early retirement of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs in the three months ended September 30, 2003.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the our credit ratings as determined by Standard & Poors and Moody’s credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at our option, at either a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate, respectively. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.50% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. The credit facility contains various limitations, including limitations on our ability to pay dividends and make other distributions to stockholders, borrowings and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees our obligations under the credit facility. As of September 30, 2003 we have $1.7 million outstanding under letters of credit which reduces the availability of our revolving credit facility.

As a result of the new credit facility, we have improved our working capital position and improved our near term available cash flow. Working capital increased by $51.5 million to $64.2 million at September 30, 2003, compared to $12.7 million at June 30, 2003, principally due to the net cash proceeds received from the new credit facility and the reduction in current portion of long-term debt. The scheduled repayment of bank debt over the next twelve months was reduced by $19.5 million to $1.3 million at September 30, 2003, compared to $20.8 million at June 30, 2003.

On July 24, 2003, Standard & Poor’s raised the counterparty credit and bank loan rating on us to ‘BB-’ from ‘B+.’ On August 12, 2003 Moody’s assigned a B1 rating to our new credit facility with a stable outlook.

As of September 30, 2003, we were in compliance with the covenants in our new credit facility. The significant financial covenants of our new credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	2.05	2.50 maximum
Fixed Charge Coverage Ratio(a)	1.72	1.25 minimum
Stockholders’ Equity(a) (in millions)	$234.92	$175.55 minimum

(a)	As defined in our new credit facility.

In addition to our debt service requirements, we will require liquidity for capital expenditures and working capital needs. Capital expenditures for the nine months ended September 30, 2003 and 2002, were $5.4 million and $5.1 million, respectively. For the nine months ended September 30, 2003 and 2002, $2.2 million and $3.3 million, respectively, of our total capital expenditures related to management information systems. We have funded our capital expenditures with cash generated internally from operations and from external financing and expect to continue to do so in the future. Our total capital expenditures are forecasted to be approximately $7.2 million in 2003.

We believe that cash and cash equivalents on hand and availability under our new revolving credit facility, together with cash flow generated from operations, should be sufficient to fund our working capital needs and our estimated $4.1 million and $1.8 million in debt principal repayments and capital expenditures, respectively, through December 31, 2003 and for subsequent periods. The new revolving credit facility provides us with availability of up to $30.0 million, all of which is available for general corporate purposes, including acquisitions. As of September 30, 2003, there were no borrowings outstanding under the revolving credit facility. Additionally, we had $1.7 million outstanding under letters of credit. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Cash and cash equivalents increased (decreased) by $37.1 million and $(13.9) million for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by operating activities totaled $33.0 million and $23.1 million for the nine months ended September 30, 2003 and 2002, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable.

Net cash (used in) provided by investing activities from continuing operations totaled $(9.7) million and $8.9 million for the nine months ended September 30, 2003 and 2002, respectively, which reflects the sale of assets, acquisition activities and Capital Expenditures. Included in the net cash provided by investing activities from continuing operations for the nine months ended September 30, 2002 is $18.3 million in proceeds from the sale of USIA. Please read “Discontinued Operations” below. Cash expenditures for acquisitions amounted to $6.4 million and $4.3 million for the nine months ended September 30, 2003 and 2002, respectively. The $6.4 million for the nine months ended September 30, 2003, reflects the payment of the cash portion of the Guild Agency and Hastings-Tapley Insurance Agency acquisitions, as well as the payment of additional purchase price on retention based acquisitions. We made no acquisitions in the first nine months of 2002. The $4.3 million for the nine months ended September 30, 2002, reflects the payment of additional purchase price and retention based acquisition payments. Capital Expenditures amounted to $5.4 million and $5.1 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by (used in) investing activities in “Discontinued Operations” were $0.3 million and $(8.9) million for the nine months ended September 30, 2003 and 2002, respectively.

Net cash provided by (used in) financing activities totaled $13.4 million and $(37.0) million for the nine months ended September 30, 2003 and 2002, respectively. As previously discussed, during the third quarter of 2003, we completed a $155.0 million senior secured facility, which includes a $30.0 million revolver and a $125.0 million term loan. The proceeds from the facility were principally used to repay the existing credit facility. We also continued to make debt payments and continued to issue both debt and equity. In the nine months ended September 30, 2003, we borrowed $14.9 million from our previously existing revolving credit facility for the Guild Agency and Hastings-Tapley Insurance Agency acquisitions, additional purchase price payments and working capital purposes. Offsetting the proceeds from our previously existing revolving credit facility in the nine months ended September 30, 2003, was a $1.8 million payment for an amendment fee related to our previously existing credit agreement. In the nine months ended September 30, 2002, we used $16.3 million of the proceeds from the sale of USIA to reduce our previously existing term loan. Also, in the nine months ended September 30, 2002, we received $2.5 million from the issuance of our preferred stock to Sovereign Bancorp.

Income from continuing operations per share (diluted) was $0.10 and $0.33 for the three months ended September 30, 2003 and 2002, respectively. Income (loss) from continuing operations per share (diluted) was $0.37 and $(22.33) for the nine months ended September 30, 2003 and 2002, respectively. Our per share data was significantly impacted by the 43.8 million increase in our common shares outstanding in the fourth quarter of 2002, which was a result of (i) 34.8 million shares of our common stock issued to the holders of our preferred stock concurrent with our IPO and (ii) 9.0 million shares of our common stock issued as part of the IPO. As of September 30, 2003, we had 45.9 million shares of our common stock outstanding. As of September 30, 2002, we had 0.8 million shares of our common stock outstanding.

Commitments

The table below summarizes our indebtedness and lease commitments as of September 30, 2003:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Credit facility	$125,000	$1,250	$2,500	$91,328	$29,922
Other debt	37,375	17,957	15,729	3,226	463
Operating lease commitments	57,438	13,881	22,815	13,221	7,521

Total	$219,813	$33,088	$41,044	$107,775	$37,906

We have structured some of our acquisition agreements and book of business purchases to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when determined. At September 30, 2003, we estimate the future significant contingent purchase price payments to be $9.2 million, which would be payable in a combination of cash, common stock and debt. Because of the contingent nature of this liability, under GAAP this amount has not been recorded as a liability in our financial statements. This amount primarily relates to one acquisition and will be reflected on our financial statements as a liability and additional purchase price within 90 days of the measurement date. The 90-day period from the measurement date allows us to calculate the contingent purchase price. Approximately $6.6 million of the future contingent purchase price payments have measurement dates of December 31, 2003, with the remaining $2.6 million with measurement dates to July 31, 2009.

Some of our common stockholders have various put rights that are exercisable upon specific events.

Acquisitions

Between 1994 and 1999, we pursued an acquisition strategy with a vision of building a national organization capable of distributing a broad range of insurance and financial products and services. The majority of our over 90 acquisitions were completed prior to December 31, 1999.

In most acquisitions, we issued a combination of cash, seller notes and preferred stock. Effective with our initial public offering, we discontinued the practice of offering preferred stock as consideration in acquisitions and started the practice of offering common stock. We also structured some of our acquisition agreements to include contingent purchase price payments, commonly referred to as “earn-outs,” which we treated as adjustments to purchase price and paid in a combination of cash, seller notes and preferred stock and capitalized upon determination. In some cases, acquisitions included annual cash bonuses, which we refer to as “Growth Based Bonuses,” that were payable upon achieving agreed upon performance targets and are expensed as incurred and are classified in Compensation and Employee Benefits Expenses. Effective January 2000, we discontinued the practice of offering Growth Based Bonuses. We incurred $0.1 million and $1.5 million of Growth Based Bonus Expense for the nine months ended September 30, 2003 and 2002, respectively. We expect that all of our Growth Based Bonus obligations related to completed acquisitions will expire by December 31, 2004. The Growth Based Bonus expense for the years ending December 31, 2003 and 2004 is estimated to be $0.3 million and $0.1 million, respectively.

During the nine months ended September 30, 2003, we acquired Hastings-Tapley Insurance Agency of Woburn, Massachusetts, effective May 30, 2003, and the Guild Agency of Jericho, New York, effective February 28, 2003. Hastings-Tapley provides P&C insurance, risk management and employee benefits principally to middle market clients and is expected to contribute approximately $12.0 million in annual revenues. The Guild Agency specializes in providing insurance services to the not-for-profit industry sector and is expected to contribute approximately $2.4 million in annual revenues.

In October 2003, we acquired BMI Insurance Services, Inc., (BMI) of Long Beach, California. BMI provides P&C insurance and employee benefits to businesses with a specialty in real estate and is expected to contribute approximately $4.8 million in annual revenues.

For further detail on the aforementioned acquisitions, please read Note 3, “Acquisitions” and Note 10 “Subsequent Events” in our nine-month financial statements.

Discontinued Operations

In the latter part of 2001, we completed a strategic and financial review of our company and concluded that USIA was no longer core to our mission, vision or strategy. Consequently, in January 2002, we announced our intention to sell USIA and subsequently sold the business in April 2002. The cash proceeds from the disposition of USIA were used to repay a portion of our bank borrowings, seller notes associated with the business and related transaction expenses. USIA is reflected in our financial statements as a Discontinued Operation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets, liabilities and results of operations for USIA have been disaggregated in our financial statements. For the three and nine months ended September 30, 2003, we had income in Discontinued Operations of $0.4 million and $0.3 million, respectively due to the final settlement on the sale of USIA. There was nominal activity in the first nine months of 2003 in Discontinued Operations owing to the fact that USIA was sold in April 2002. For the three and nine months ended September 30, 2002, we incurred losses in Discontinued Operations of $0.3 million and $13.5 million, respectively. The net loss from Discontinued Operations for the nine months ended September 30, 2002, includes a $7.2 million pre-tax loss on the sale of USIA in April 2002. For further detail on USIA please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” in our nine-month financial statements, under “Discontinued Operations,” and Note 7, “Contingencies,” under “USIA Litigation Matters.”

Litigation Costs Related to Discontinued Operations

We incurred zero and $1.0 million in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA for the nine months ended September 30, 2003 and 2002, respectively. These expenses were incurred in connection with litigation matters related to USIA, but are reflected in the results of our corporate segment under Other Operating Expenses, consistent with our accounting practices.

There were no such expenses incurred for the three months ended September 30, 2003 and 2002, respectively.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. We adopted SFAS No. 145 beginning January 1, 2003. Upon adoption, SFAS No. 145 did not have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (EITF No. 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. During the three months ended September 30, 2003, we accrued severance costs under SFAS No. 146 (see Note 8 in our nine-month financial statements).

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of a company and have characteristics of both liabilities and equity. SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Accordingly, on July 1, 2003 we reclassified redeemable common stock to stockholders’ equity (see Note 5 in our nine-month financial statements). We did not issue or modify any instruments after May 31, 2003.

Item	3. Quantitative And Qualitative Disclosures About Market About Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to interest rate risk in connection with its credit facility. The Company had approximately $125.0 million of floating rate bank debt outstanding at September 30, 2003. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $1.3 million annual decrease in income before income tax expense.

We currently do not engage in any derivatives or hedging transactions.

Item	4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in its periodic SEC filings and submissions would be timely communicated to them and other members of management responsible for preparing the Company’s periodic reports.

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective as described above.

There have been no significant changes in the Company’s internal control over financial reporting which could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

U.S.I. HOLDINGS CORPORATION

Item	1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 “Contingencies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. The disclosure set forth in Note 7 “Contingencies” is incorporated herein by reference.

Item	2. Changes in Securities and Use of Proceeds

None.

Item	3. Defaults Upon Senior Securities

None.

Item	4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.1	Credit Agreement among U.S.I. Holdings Corporation and Various Lending Institutions, JP Morgan Chase Bank, Bank of America, N.A., Lasalle Bank National Association, Sun Trust Banks, Inc. and Fifth Third Bank dated as of August 11, 2003.

Exhibit 31.1	Certification of David L. Eslick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Robert S. Schneider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of David L. Eslick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Robert S. Schneider pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

1)	Current Report on Form 8-K regarding our financial results for the quarter ended June 30, 2003, filed on July 31, 2003.

2)	Current Report on Form 8-K reporting a change in certifying accountant to Deloitte & Touche LLP from Ernst & Young LLP, filed on September 22, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION
(Registrant)

DATE: November 13, 2003	BY:	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Executive Vice President and Chief Financial Officer

U.S.I. HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 10.1	Credit Agreement among U.S.I. Holdings Corporation and Various Lending Institutions, JP Morgan Chase Bank, Bank of America, N.A., Lasalle Bank National Association, Sun Trust Banks, Inc. and Fifth Third Bank dated as of August 11, 2003.

Exhibit 31.1	Certification of David L. Eslick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Robert S. Schneider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David L. Eslick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Robert S. Schneider pursuant to 906 of the Sarbanes-Oxley Act of 2002