Form 10-K
period 2003-12-31
USI HOLDINGS CORP
filed 2004-03-12
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-50041

U.S.I. Holdings Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3771733 (IRS Employer Identification No.)

555 Pleasantville Road

Suite 160 South

Briarcliff Manor, New York 10510

(Address of principal executive offices, including zip code)

(914) 749-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act

None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ National Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2003, was approximately $419,848,088.

As of March 3, 2004, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 46,662,032 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

U.S.I. HOLDINGS CORPORATION

Forward Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, contingencies and matters relating to the Company’s operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting us.

Forward-looking statements are not historical facts, but instead represent the Company’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning the Company and its business, including factors that potentially could materially affect the Company’s financial results, are contained in the Company’s filings with the Securities and Exchange Commission. Some factors include: the Company’s ability to grow revenues organically and expand its margins; successful acquisition integration; errors and omissions claims; future regulatory actions; the Company’s ability to attract and retain key sales and management professionals; the Company’s level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; and general economic conditions around the country. The Company’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date set forth on the signature page hereto. The Company does not undertake any obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.    Business

We are a distributor of insurance and financial products and services to small and mid-sized businesses. Founded in 1994, we have grown organically and through acquisitions to become the ninth largest insurance broker in the United States and a provider of employee health and welfare products and related consulting and administration services. We currently have approximately 60,000 small and mid-sized business clients. We have two operating segments, Insurance Brokerage and Specialized Benefits Services and an administrative segment, Corporate. Information regarding our historical financial results is set forth in our consolidated financial statements included in Part II, Item 8 of this report. The products and services we distribute and offer through our two operating and administrative segments can be categorized as:

Insurance Brokerage Segment

•	General and specialty property and casualty insurance, which we refer to as P&C insurance

•	Individual and group health, life and disability insurance, which we refer to as Group Employee Benefits insurance

Specialized Benefits Services Segment

•	Core benefits (retirement services and health and welfare)

•	Benefits enrollment and communication

•	Executive and professional benefits

Corporate Segment

•	Corporate management, acquisition processes, marketing, human resources, legal, capital planning, financial and reporting support.

Approximately 85% of our revenues for the year ended December 31, 2003 was derived from our Insurance Brokerage segment. Within this segment, approximately 68% relates to P&C insurance and 32% to Group Employee Benefits insurance. Approximately 15% of our revenues in 2003 was derived from our Specialized Benefits Services segment. Within this segment, approximately 47% relates to core benefits, 30% to benefits enrollment and communication and 23% to executive and professional benefits. Please read Note 14—“Segment Reporting” to our consolidated financial statements. Our Corporate segment had less than 0.2% of our revenues.

We have approximately 370 sales professionals and product specialists based in 59 offices in 19 states.

Our History

Since our inception in 1994, we have built a national distribution system through the acquisition, consolidation and integration of over 100 insurance brokers and related businesses. Substantially all of these acquisitions were completed before December 31, 1999. Our early acquisition growth strategy was financed primarily by equity investments by private investment firms and large insurance and financial services companies, or their respective affiliates.

In 2001 and 2002, we shifted our focus mostly toward integrating these operations. We committed significant resources to establishing operating and financial reporting standards and conforming the technology platforms utilized by our various business units. In 2003, we expanded our focus and efforts toward implementing a disciplined acquisition strategy.

In 1999, we raised equity capital from Capital Z Financial Services Fund II, L.P., and its affiliates (Capital Z), along with other investors, the proceeds of which were used towards managing our capital structure and funding the growth of our business.

On October 25, 2002, we completed an initial public offering of 9,000,000 shares of our common stock at a price of $10.00 per share. The proceeds from our initial public offering, net of the underwriting discount and expenses, of approximately $78.4 million were used to repay indebtedness under our credit facility.

Capital Z is our largest investor. Capital Z is a leading private equity investment firm focused on the financial services sector, with significant experience in the insurance area. Capital Z, together with its representative on our board, own 20.7% of our common stock at December 31, 2003. One member of our board of directors is a Capital Z partner.

Operations

We are currently organized into five geographic regions and one product line unit. Each of these businesses is managed by a chief executive officer and a chief financial officer. Through this organizational structure, we seek to maintain day-to-day management responsibility and controls at the regional unit level, enabling employees at that level to be responsive to our clients’, product manufacturers’ and employees’ needs. At the same time, however, through the policies and procedures we instituted, senior management is able to effectively monitor our nationwide operations. These policies and procedures include preparing monthly operating, financial and sales reports for each region to corporate management.

Sales

Our sales strategy is to be a single distribution point to middle-market businesses, serving their insurance and financial products and services needs. Of our approximately 370 sales professionals, 340 are in the Insurance Brokerage segment and 30 are in the Specialized Benefits Services segment. We evaluate our sales professionals by measuring the revenues they generate from new business and cross-selling and the revenues they are able to retain from existing clients. We utilize sales force automation, or SFA, software to manage and track the progression and status of sales prospects.

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

Products and Services

Our Insurance Brokerage segment includes the placement of general and specialty P&C insurance, as well as Group Employee Benefits insurance. Through our Specialized Benefits Services segment, we offer related core benefits (retirement services and health and welfare), benefits enrollment and communications services and executive and professional benefits. A description of how we are compensated for these services can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Part II, Item 7, Business”.

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

Property and Casualty Insurance.    We place P&C insurance, including general commercial liability, workers’ compensation, fidelity and surety bonds, professional liability and personal lines. Revenues generated from the sales of these products and services accounted for approximately 58% of our revenues for the year ended December 31, 2003.

Group Employee Benefits Insurance.    We place individual and group health, life, disability and dental insurance, as well as individual long-term care insurance. These policies are underwritten by life and health insurance carriers and health maintenance organizations, or HMOs. Revenues generated from the sales of these products and services accounted for approximately 27% of our revenues for the year ended December 31, 2003.

Core Benefits.    Core Benefits covers a broad spectrum of benefit and retirement plan related consulting and administration services. Employee benefits services include plan design and related outsourcing services and related legal and compliance consulting. Retirement plan services include plan design, communication and administration (both defined contribution and defined benefit). Revenues generated from the sales of these products and services accounted for approximately 7% of our revenues for the year ended December 31, 2003.

Benefits Enrollment and Communication.    We administer the annual employee benefits open enrollment function for some of our business clients. In conjunction with the administrative services we provide, our enrollment counselors sell voluntary supplementary insurance products such as life or disability insurance to our clients’ employees. Revenues generated from the sales of these products and services accounted for approximately 5% of our revenues for the year ended December 31, 2003.

Executive and Professional Benefits.    Our Executive and Professional Benefits division provides consulting, administration and funding strategies for executive benefits programs. Our primary line of business is in the design and implementation of supplemental executive retirement plans and other non-qualified executive benefits programs. We are also a distributor of bank-owned life insurance programs. Lastly, we provide other executive benefits services to individuals or corporate clients such as executive disability benefits planning, estate planning, individual financial planning and executive benefits communications. Revenues generated from the sales of these products and services accounted for approximately 3% of our revenues for the year ended December 31, 2003.

Insurance Carriers

We maintain relationships with over 200 insurance carriers in the United States and no single insurance carrier’s products represented a material portion of our total commissions and fees in 2003.

Customers

We currently have approximately 60,000 small and mid-sized business clients. Revenues generated by our ten largest clients accounted for 4.7% of our commissions and fees in 2003, while no single client in this group represented more than 1.0% of our commissions and fees in 2003.

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

We compete for clients on the basis of reputation, client service, program and product offerings and the ability to tailor our products and risk management services to the specific needs of a client. We believe that most of our competition is from numerous local and regional insurance brokerage firms and, to a lesser extent, from national insurance brokerage firms that pursue a similar strategy, which include Arthur J. Gallagher, Brown & Brown and Hilb Rogal & Hobbs.

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

USI Securities, Inc., our subsidiary, is a broker/dealer for mutual funds, variable insurance contracts and securities regulated by the National Association of Securities Dealers, Inc., and the SEC, and is a Registered Investment Advisor regulated by the SEC. Under SEC regulations, USI Securities, Inc. must maintain minimum net capital reserves.

Employees

At December 31, 2003, we had approximately 2,250 employees, of which approximately 370 are sales professionals. We are not involved in any material disputes with our employees and believe that relations with our employees are good.

The ten top revenue producing sales professionals during 2003 represented 10.8% of our commissions and fees for the year. No single salesperson was responsible for more than 1.4% of our commissions and fees in 2003.

Risks Related to Our Business

•	We may be unsuccessful in growing revenues organically, and our failure to do so may negatively affect our financial results.

•	We may be unsuccessful in expanding our margins and, if this were to occur, the market price of our common stock could decrease, perhaps significantly.

•	Our continued growth is partly based on our ability to acquire and integrate operations successfully, and our failure to do so may negatively affect our financial results.

•	Government regulation relating to the group and individual health plans we sell could negatively affect our financial results.

•	Our business, financial condition and/or results may be negatively affected by errors and omissions claims.

•	We are dependent on key sales and management professionals who could end their employment with us, which could negatively affect our financial results.

•	The loss of the services of David L. Eslick, our chairman, president and chief executive officer, could adversely affect our ability to carry out our business plan.

•	Recent litigation involving other insurance brokerage firms challenging, and state regulatory inquiries concerning, the appropriateness of contingent commission arrangements could result in a decrease in these types of commissions which, if significant, could negatively affect our financial results.

•	We act as brokers for state insurance funds such as those in California which could choose to reduce brokerage commissions and/or contingent commissions we receive, which could negatively affect our financial results.

•	Competition in our industry is intense and, if we are unable to compete effectively, we may lose clients and our financial results may be negatively affected.

•	The cyclical nature of P&C premium rates may make our financial results volatile and unpredictable.

•	Contingent commissions are more profitable, but less predictable, than our other revenues, which makes it difficult to forecast revenues; and decreases in these commissions may negatively impact our financial results.

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

Item 2.    Properties

The Company leases its principal corporate office in Briarcliff Manor, New York, and its operating unit offices in various states. Information regarding lease commitments is set forth in Note 11 “Lease Commitments” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 11 “Lease Commitments” is incorporated herein by reference.

Item 3.    Legal Proceedings

Information regarding legal proceedings is set forth in Note 15 “Contingencies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosures set forth in Note 15 “Contingencies” is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

The Company’s common stock is quoted on the Nasdaq Stock Market under the symbol “USIH.” The following table sets forth the intra-day high and low sales prices for the common stock for the periods indicated below:

Fiscal 2003	High	Low
Fourth Quarter	$13.70	$11.52
Third Quarter	$13.42	$11.25
Second Quarter	$12.61	$9.75
First Quarter	$11.90	$9.68

Fiscal 2002
Fourth Quarter October 22, 2002 (Initial Public Offering) to December 31, 2002	$11.75	$9.60

As of March 3, 2004, there were 46,662,032 shares of the Company’s common stock outstanding, held by approximately 150 stockholders of record. The closing price of the Company’s stock on March 3, 2004 was $14.03 per share.

We have never declared or paid cash dividends on our common stock and presently have no plans to pay any cash dividends on our common stock. Under the Company’s existing credit facility, it is currently limited in the amount of dividends it can pay and the shares of its capital stock that can be repurchased. The terms of the Company’s credit facility limit any cash dividends to the aggregate amount of: (i) cash received during a fiscal year from the exercise of options to purchase common stock; and (ii) the sum of a designated percentage (0% for 2003; 10% for 2004; 12.5% for 2005; 15% for 2006; 20% for 2007; and 25% for 2008) multiplied by the Company’s consolidated net income plus amortization for the preceding fiscal year and $5.0 million.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,937,747	$10.04	4,107,497
Equity compensation plans not approved by security holders	—	—	—

Total	5,937,747	$10.04	4,107,497

Recent Sales of Unregistered Securities

On October 1, 2003, the Company issued 506,429 shares of common stock at $13.13 per share in connection with the acquisition of BMI Insurance Services, Inc. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On December 1, 2003, the Company issued 147,378 shares of common stock at $12.89 per share in connection with the acquisition of O’Leary-Kientz, Inc. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On January 15, 2004, the Company issued 61,910 shares of common stock at $12.92 per share in connection with the acquisition of The Benefits Team, Inc. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.    Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere in this filing. We derived the financial information as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002 and 2001 from our audited financial statements and the related notes included elsewhere in this filing. Financial information as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 was derived from audited financial statements and related notes that are not included in this filing. In 2003, 2000 and 1999 we acquired the assets or stock of 6, 2 and 13 businesses, respectively. As a result, the financial data for each of the five years set forth below are not directly comparable. There is no single acquisition that materially affects the comparability of the financial information presented.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Income Statement Data:
Revenues
Commissions and Fees	$352,314	$325,548	$308,349	$286,662	$250,757
Investment Income	2,488	2,648	3,230	4,072	3,847

Total Revenues	354,802	328,196	311,579	290,734	254,604
Expenses(a)
Compensation and Employee Benefits	200,165	200,982	200,215	172,130	158,702
Change in Value of Stock Appreciation Rights	—	(2,995)	3,092	250	(777)
Value of Stock Options Exchanged for Stock Appreciation Rights	—	1,269	—	—	—
Grant of Restricted Stock	—	1,042	—	—	—
Change in Value of Redeemable Common Stock Warrants	—	(4,070)	1,406	—	(2,285)
Other Operating Expenses	77,522	68,779	76,371	62,407	64,887
Amortization of Intangible Assets and Goodwill	21,884	21,326	32,908	32,678	30,386
Depreciation	9,642	11,053	12,818	10,221	8,508
Interest	10,109	17,782	24,091	25,573	28,255
Early Retirement of Debt	4,049	2,610	—	—	2,518

Total Expenses	323,371	317,778	350,901	303,259	290,194

Income (Loss) From Continuing Operations Before Income Tax Benefit	31,431	10,418	(39,322)	(12,525)	(35,590)
Income Tax Benefit	(3,885)	(518)	(4,645)	(2,668)	(10,409)

Income (Loss) From Continuing Operations	35,316	10,936	(34,677)	(9,857)	(25,181)
Income (Loss) From Discontinued Operations, Net of Income Taxes(b)	213	(13,751)	(61,806)	(8,349)	(4,963)

Net Income (Loss) in accordance with GAAP	$35,529	$(2,815)	$(96,483)	$(18,206)	$(30,144)

Reconciliation of Net Income (Loss) to Net Income (Loss) Available to Common Stockholders:
Net Income (Loss)	$35,529	$(2,815)	$(96,483)	$(18,206)	$(30,144)
Change in Aggregate Liquidation Preference of Preferred Stock	—	(18,708)	(21,099)	(21,475)	(16,920)
Change in Redemption Value of Series N Put Rights	—	138	(138)	—	576

Net Income (Loss) Available to Common Stockholders	$35,529	$(21,385)	$(117,720)	$(39,681)	$(46,488)

(Table continued on following page)

(Continued from previous page)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except for per share data)
Per Share Data—Basic:(c)
Income (Loss) From Continuing Operations	$0.78	$(0.87)	$(74.16)	$(41.56)	$(55.08)
Income (Loss) From Discontinued Operations, Net of Income Taxes	—	(1.56)	(81.97)	(11.07)	(6.58)

Net Income (Loss) Per Common Share	$0.78	$(2.43)	$(156.13)	$(52.63)	$(61.66)

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except for per share data)
Per Share Data—Diluted:(c)
Income (Loss) From Continuing Operations	$0.77	$(0.87)	$(74.16)	$(41.56)	$(55.08)
Income (Loss) From Discontinued Operations, Net of Income Taxes	—	(1.56)	(81.97)	(11.07)	(6.58)

Net Income (Loss) Per Common Share	$0.77	$(2.43)	$(156.13)	$(52.63)	$(61.66)

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Goodwill	$225,237	$188,110	$176,793	$188,346	$188,105
Other Intangible Assets, Net	93,677	92,020	105,396	123,190	139,059
Total Assets of Continuing Operations	669,759	578,414	584,702	553,106	538,258
Total Debt of Continuing Operations(c)	160,021	136,835	250,036	230,429	218,390
Redeemable Common Stock(d)	—	21,302	—	—	—
Redeemable Preferred Stock(d)	—	—	27,801	28,590	28,418
Redeemable Common Stock Warrants(d)	—	—	4,300	2,894	2,894
Total Stockholders’ Equity(c)	262,862	182,799	92,370	159,862	176,205

(a)	Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

(b)	We sold USIA in April 2002. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reflect USIA in our financial statements as a Discontinued Operation. In the fourth quarter of 2001, following the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” we reduced the carrying value of USIA’s intangible assets to their estimated fair value. This resulted in an impairment charge of $46.9 million against USIA-related goodwill and expiration rights. For the years ended December 31, 2003, 2002, 2001, 2000 and 1999, the income (loss) from discontinued operations is reported net of income tax expense (benefit) of $0.1 million, zero, $(4.5) million, $0.3 million and $0.9 million, respectively. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations.”

(c)	On October 25, 2002, we completed our initial public offering of 9.0 million common shares at a price of $10 per share. Upon the consummation of the initial public offering, all outstanding shares of Preferred Stock were split adjusted (two-for-five reverse stock split) and converted into approximately 23.1 million shares of our Common Stock. The accretion dividends, with respect to the Preferred Stock, were converted to approximately 9.1 million shares of our Common Stock at the initial public offering price of $10 per share. At December 31, 2003, 2002, 2001, 2000 and 1999 we had approximately 46.7 million, 42.4 million, 0.8 million, 0.8 million and 0.8 million shares of Common Stock outstanding, respectively. The initial public offering proceeds, net of the underwriting discount and expenses, of approximately $78.4 million was used to repay indebtedness under our credit facility.

(d)	At December 31, 2002, we had approximately 2.2 million shares of Common Stock outstanding on which the owners had put rights. These shares, and the related put obligation, were reclassified to equity and liabilities, respectively, upon the adoption of SFAS No. 150 in 2003. For a description of put rights relating to our Common Stock and Preferred Stock and our Common Stock Warrants please read Note 7—“Redeemable Securities” in our consolidated financial statements and accompanying footnotes included in Part 2—Item 8.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in Part II-Item 8. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. See “Forward Looking Statements” included in this report. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed above and elsewhere herein.

Management Overview

Business

We are a distributor of insurance and financial products and services to approximately 60,000 small and mid-sized business clients.

We generate revenues primarily from:

•	commissions paid by insurance companies on the placement of property & casualty (P&C) and individual and group health, life, and disability insurance, which we refer to as Group Employee Benefits, on behalf of our clients;

•	fees paid directly by clients and other third-party remuneration for employee benefit-related services (which we refer to as Health & Welfare when combined with Group Employee Benefits); and

•	investment income.

Commissions on P&C, health, group life and group disability insurance, are typically calculated as a percentage, ranging from approximately 3% to 20%, of the annual premium. These commissions generally recur at the same rate as long as the insurance is in force. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, most of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products such as critical illness insurance, is recognized in the first year the insurance is placed, with the commissions paid in renewal years being relatively insignificant. We also receive contingent commissions, which are incremental compensation for achieving specified premium volume and/or loss experience goals set by the insurance companies for the business we place with them. Contingent commissions are recorded on the earlier of receipt of cash or when we receive data from the insurance companies that allow us to reasonably determine the amount. Fee-based revenues related to employee benefits services are generally billed as services are rendered and may vary with factors such as the client’s headcount or assets under management.

We have two operating segments: Insurance Brokerage and Specialized Benefits Services, and a third administrative segment: Corporate. For 2003, approximately 85% of our revenues were derived from our Insurance Brokerage segment. Within this segment, approximately 68% related to P&C insurance and 32% to Group Employee Benefits. Approximately 15% of our revenues in 2003 were derived from our Specialized Benefits Services segment. Within this segment, approximately 47% related to core benefits (retirement and Health & Welfare services), 30% to benefits enrollment and communication and 23% to executive and professional benefits (deferred compensation and executive benefit programs). All of Specialized Benefits Services revenue and our Group Employee Benefits revenue are considered Health & Welfare. Our Corporate segment had less than 0.2% of our revenues in 2003.

The majority of our operating expenses relate to compensation and employee benefits, which amounted to approximately 56% of consolidated revenues in 2003. We refer to the balance of our operating expenses as other operating expenses, which includes selling-related expenses, rent, communication expenses and other items. Other operating expenses were approximately 22% of consolidated revenues in 2003.

For more discussion on our business please refer to Item 1. “—Business” in this report.

Market

Property & Casualty

Approximately 58% of our consolidated revenues in 2003 related to P&C business.

Premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. From 1987 through 1999, the commercial P&C insurance industry was in a “soft market,” which is an insurance market characterized by a period of flat to declining premium rates, which negatively affected commissions earned by insurance brokers. Years of underwriting losses for insurance companies combined with the downward turn in the equity markets and interest rates caused insurers to increase premium rates starting in mid- to late 2000, creating what we call a “hard market”. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in the largest insurance loss in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases, which negatively impacted our revenues. The hard market, for many lines of coverage, began to slow in the second half of 2002 and throughout 2003. In the second half of 2003, we began seeing premiums in most lines of coverage flatten and for some, even a decrease. We are not able to predict whether this trend of moderating or declining premiums will continue, however, if it does, our P&C brokerage revenues may be negatively impacted.

Health & Welfare

Approximately 42% of our consolidated revenues in 2003 related to Health & Welfare business.

Premium rates in the health insurance industry have generally realized a consistent upward trend due to increasing health care delivery costs. In recent years, however, the upward trend in health care insurance premiums has been somewhat offset by the impact of the economic downturn and its resulting negative impact on employment levels of our customers. Additionally, reduced discretionary spending by our corporate clients has led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Decreases in balances of assets invested within our clients’ retirement benefit plans and on new investments into those plans, on which we are paid commissions, has negatively impacted our retirement services business. Our Health & Welfare business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market increases both existing assets under management and new investments. In 2003 and into 2004, we have seen the signs of an improving economy, although we have yet to see the benefits of increasing labor ranks or spending on benefits. While we can not predict whether the economy will continue to improve or if employment and spending on employee benefits will increase, if they do, then our Health & Welfare revenue may be positively impacted.

Primary Financial Measures

The financial measures that we use to evaluate our performance are:

•	Organic Revenue Growth, which excludes the first twelve months total revenues generated from acquisitions;

•	EBITDA, which is income (loss) from continuing operations plus interest expense, income tax expense, depreciation and amortization of intangibles; and

•	EBITDA Margin, which we define as EBITDA as a percentage of total revenues.

You should not consider these financial measures as alternatives to other financial measures determined in accordance with accounting principles generally accepted in the United States of America, which we refer to as

GAAP or as alternatives to cash flows from operating activities, investing activities or financing activities or as a measure of liquidity. In addition, please note that because not all companies calculate these financial measures similarly, the presentation of these measures in this report is not necessarily comparable to those of other companies.

We strongly urge investors or potential investors in our stock to review the calculation of EBITDA and EBITDA Margin and the related reconciliation to Net Income (Loss) presented in accordance with GAAP in “Results of Operations”, below.

Management’s Strategic Objectives

Our business strategy focuses on generating organic growth in revenues, creating efficiencies in our operations and making disciplined and accretive acquisitions. Specifically, our stated goals are as follows:

•	Organic Revenue Growth of 5% – 10% over the long-term;

•	EBITDA margin improvement to at least 28% on a consolidated basis; and

•	Acquire each year, in revenues, at least 10% of our prior year’s consolidated total revenues.

Organic Revenue Growth

We believe that internally generated growth is more valuable than acquired growth. Our strategy for achieving our long-term goal of 5% – 10% organic growth includes:

•	Client stewardship and retention best practices;

•	Consistent and aggressive sales management;

•	Cross selling across all of our major product categories within our business segments; and

•	Maintaining a balanced mix of P&C and Health & Welfare revenues as a hedge against market cycles.

We monitor and manage to a number of different operating statistics, including, but not limited to, sales pipeline by producer, cross-selling within our 400 largest accounts, client retention rates, and revenue mix by operating company. All of these metrics are tracked and reported monthly and form the basis of our agenda, among other items, for our monthly operations meetings with each of our business unit executive management teams.

Margin Improvement

Our EBITDA margins are currently among the lowest of our peers. We have publicly stated that we believe we can improve our margins by 100 – 200 basis points per year up to a consolidated margin, including corporate, of at least 28%. We currently benchmark all expense categories and work with operating management to develop and implement remediation plans for business units performing below our standards. We are focused on increasing margins by restructuring the mix of incentive versus guaranteed compensation, consolidation of office space, implementation of best practices in operations and lowering the cost of our information technology by the consolidation of data centers. Additionally, we continue to capitalize on opportunities to leverage our fixed costs across a greater revenue base by acquiring “fold-in” and other accretive businesses within our current geographic footprint.

Acquisition Strategy

Each year, our goal is to acquire companies with revenues equal to at least 10% of our prior year’s consolidated total revenues.

In most acquisitions, we issue a combination of cash, seller notes and common stock. We also frequently structure our acquisition agreements to include contingent purchase price payments (contingent upon reaching specified financial targets), commonly referred to as “earn-outs,” which are paid in a combination of cash, seller notes and equity and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain revenue and EBITDA targets. All acquistions require approval of our board of directors and, if greater than $1.5 million in aggregate purchase price, also require the approval of our bank lenders. Please read Note 2, “Acquisitions” to our consolidated financial statements for more information on acquisitions.

We centrally manage our acquisition pipeline from the point of initial contact through to integration within our operations. We only consider deals that are accretive to our earnings per share, and sellers must take a portion of their purchase price in our common stock. All acquisitions are subject to a rigorous due diligence process, including an introduction to our culture and business strategy and the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand only within our current geographic footprint of operations to maximize efficiencies and continue to build-out the balanced revenue mix of P&C and Health & Welfare business.

In 2003, we completed six acquisitions of retail insurance brokers. In the first year of ownership we expect these acquisitions to add in excess of $25.0 million in revenues, $7.7 million in EBITDA and $2.6 million in Net Income in accordance with GAAP.

Quarterly Fluctuations

Our quarterly revenues and EBITDA may be volatile. This is attributable to the following:

•	a significant percentage of commissions and fees in our Specialized Benefits Services segment is typically earned and recorded in the fourth quarter;

•	the timing of executive benefits and enrollment sales with significant first year commissions; and

•	the impact of variations or timing in recording contingent commissions in our Insurance Brokerage segment.

Quarterly fluctuations in revenues and EBITDA make our performance less predictable than our peers who have less seasonal and non-recurring revenues, which may negatively impact the value of our stock. We have implemented various strategies to reduce the impact of seasonal and non-recurring revenue, such as negotiating alternative commission schedules with insurance companies on products that have historically paid most commissions in the first policy year and diversification of our business model for enrollment business to drive more revenue in the first three quarters of the year. We continue to focus on strategies that will provide a more predictable revenue stream, however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability. All revenues are recorded in accordance with GAAP.

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of our accounting policies require management’s judgment to estimate values of assets, liabilities, revenues or expenses. In addition, it may require significant judgment to apply complex principles of accounting to certain transactions, such as acquisitions, to determine the most appropriate accounting treatment. We believe the following significant accounting estimates and policies are material to our financial condition or results of operations and are subject to a higher degree of subjectivity and/or complexity. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If actual performance should differ from historical experience or if our assumptions were to change, it may materially impact our financial condition and results of operations.

Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” to our consolidated financial statements for a description of other significant accounting policies.

Revenue Recognition

We record premiums and commissions receivable from clients, premiums payable to insurance companies and the related commissions income, on the later of the effective date of the policy or the billing date. We record installment premiums and related commissions periodically as billed. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, most of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products, such as critical illness insurance, is recorded in the first year the insurance is placed, with the commissions recorded in renewal years being relatively insignificant.

We record commissions on premiums billed and collected directly by insurance companies and contingent commissions when we receive data from the insurance companies that allows us to reasonably determine these amounts. We are able to reasonably determine these amounts when we receive the cash, the notification of the amount due or the insurance policy detail from the insurance companies. We receive contingent commissions from insurance companies based on premium volume goals and/or the loss experience of the insurance placed with the insurance company.

We record fees for consulting and administrative services over the period in which services are rendered.

We record fees and/or commissions related to benefit enrollment services when earned. We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment we record an estimate of first year fee and/or commission income less an estimate of policy cancellations.

We maintain an allowance for bad debts and estimated policy cancellations based on our premiums and commissions receivable. The policy cancellations component represents a reserve for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowance is determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowance and make adjustments as necessary. Future additions to the allowance may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition and which may have a negative impact on our financial position or results of operations.

Goodwill and Other Intangible Assets Impairment

We assess the recoverability of our goodwill and other intangible assets at least once a year or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the assets may not be recoverable. Examples of a triggering event include poor financial results or projections, deterioration of client base, loss of key employees or changes in the marketplace. Reviews for triggering events are performed at the operating company level, one level below our segments, and require the use of management’s judgment. Upon identification of a triggering event we perform an analysis to determine the fair value of the operating unit using either market valuation data, such as recent transaction multiples of revenue or EBITDA, or present value techniques. Both methods require substantial judgment. If, as a result of an impairment review, we find that the carrying value of an asset is in excess of the fair value, we would be required to take a charge against current earnings. The results of our reviews disclosed no such asset impairments in 2003 and 2002.

Future events could cause us to conclude that impairment of our goodwill or other intangible assets exists, which may have a material adverse effect on our financial position or results of operations.

Business Acquisitions and Purchase Price Allocations

All of our acquisitions have been accounted for using the purchase method, and the net assets and results of operations of the acquired companies were included in our financial statements on their respective acquisition dates. Frequently, our acquisitions have provisions for a reduction in consideration if the acquired company does not meet targeted financial results. Additionally, the acquisitions frequently have provisions for contingent additional consideration if the acquired company achieves financial targets. Additional or reduced consideration related to acquisition contingency provisions is reflected as an adjustment to goodwill when the contingency is resolved.

For significant acquisitions, we obtain an independent appraisal of the fair value of intangible assets acquired. For others, we use a methodology based on an estimate of discounted future cash flows derived from acquired client lists and attrition rates to estimate the fair value of the expiration rights and other intangible assets at the date of the acquisition. The methodology is derived from independent appraisals obtained in connection with our earlier acquisitions. Expiration rights are amortized on a straight-line basis over their estimated lives of five to ten years (with ten years used in most cases), based on historical attrition that has generally been consistent year over year. Non-compete agreements are typically valued at their stated contractual amount and are amortized on a straight-line basis over the terms of the agreements, which range from four to seven years. Goodwill is not subject to amortization. Both the allocation of purchase price and estimation of useful lives require management’s judgment. If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, we may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material impact on our financial position or results of operations.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carry-forwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our accrued liabilities are smaller than their book bases. Similarly, we have a DTL because the book basis of our goodwill exceeds its tax basis. Carry-forwards primarily include items such as net operating losses (“NOLs”), which can be carried forward subject to certain limitations. A summary of the significant DTAs and DTLs relating to our temporary differences and carry-forwards is included in Note 10, “Income Taxes” to our consolidated financial statements.

At December 31, 2003, our DTAs total $13.4 million, and our DTLs total $8.2 million. We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for-dollar basis in the year in which any such recognition was to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management’s judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

Prior to the fourth quarter of 2003, we carried a valuation allowance for our net DTA based on our history of net losses and the resulting uncertainty as to whether we would generate enough taxable income in the future to utilize our DTA. In the fourth quarter of 2003, based on five consecutive quarters of profitability, our improved financial condition following our initial public offering, restructuring our credit facility and on forecasted future results, management determined that it is more likely than not that our DTA will be realized in future periods so we reversed the valuation allowance resulting in a deferred income tax benefit of $8.1 million in 2003. In the event of adverse developments in our projections of taxable income or if our estimates and assumptions were to change, management might be required to reach a different conclusion about the realization of our DTA and re-establish a valuation allowance through a charge to earnings.

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. We do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported financial position and results of operations. As further discussed in Note 15, “Contingencies” to our annual financial statements, we have accrued a liability for our best estimate of the probable cost of the resolution of these claims. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. It requires management’s judgment to establish reserves for claims and litigation. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period.

Debt Covenants

Our existing credit facility requires us to maintain financial covenants, which we set, with our lenders, based on our estimates of future operating results at that time. Future operating results and continued compliance with our debt covenants cannot be assured and our lenders’ actions are not controllable by us. Currently, based on our projections of future operating results, we do not expect to violate any such covenants. If our projections of future operating results are not achieved, resulting in a violation of our financial covenants for which our lenders do not provide a waiver or amendment, we could experience a material adverse effect on our reported financial position and results of operations for any particular quarterly or annual period.

New Accounting Pronouncements

Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” to our consolidated financial statements for a discussion on the impact of the adoption of new accounting pronouncements.

Results of Operations

A reconciliation of EBITDA to Net income (loss) in accordance with GAAP.

	Year Ended December 31,
	2003	2002(a)	2001(a)
	(in thousands)
Total Revenues	$354,802	$328,196	$311,579
Compensation and Employee Benefits Expenses	200,165	200,982	200,215
Change in Value of Stock Appreciation Rights	—	(2,995)	3,092
Value of Stock Options Exchanged for Stock Appreciation Rights	—	1,269	—
Grant of Restricted Stock	—	1,042	—
Change in Value of Redeemable Common Stock Warrants	—	(4,070)	1,406
Other Operating Expenses	77,522	68,779	76,371

EBITDA	77,115	63,189	30,495

Amortization of Intangible Assets and Goodwill	21,884	21,326	32,908
Depreciation	9,642	11,053	12,818
Interest	10,109	17,782	24,091
Early Retirement of Debt (interest adjustment)	4,049	2,610	—

Income (Loss) From Continuing Operations Before Income Tax Benefit	31,431	10,418	(39,322)
Income Tax Benefit	(3,885)	(518)	(4,645)

Income (Loss) From Continuing Operations	35,316	10,936	(34,677)
Income (Loss) From Discontinued Operations, Net of Income Taxes	213	(13,751)	(61,806)

Net Income (Loss) in accordance with GAAP	$35,529	$(2,815)	$(96,483)

(a)	Please read the information under the caption “Integration Efforts and Other Charges” below for more details.

We present EBITDA because we believe that it is a relevant and useful indicator of our operating profitability. We believe EBITDA is relevant due to our leveraged capital structure and resulting significant amount of interest expense and due to our acquisition strategy and resulting significant amount of amortization of intangible assets. We present EBITDA Margin because we believe it is a relevant and useful indicator in understanding how we view our operating efficiency. We present Organic Revenue Growth and feel it is relevant because it allows us to discern year-over-year growth in revenues related to the success or failure of our ability to execute on our sales and client retention strategies.

We understand that analysts and investors regularly rely on non-GAAP financial measures, such as EBITDA and EBITDA Margin to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. Additionally, investors use Organic Revenue Growth to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue growth to that of its peers. EBITDA and EBITDA Margin may be helpful in more clearly reflecting our operating performance that may not otherwise be apparent when relying solely on GAAP financial measures, because EBITDA and EBITDA Margin eliminate from earnings financial items that have less bearing on our operating performance. Organic Revenue Growth may be helpful by eliminating the impact of acquired revenue from revenue growth.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Please read the information under the caption “Integration Efforts and Other Charges” below for more details.

Revenues.    Revenues increased $26.6 million, or 8.1%, to $354.8 million in 2003 from $328.2 million in 2002. In 2003, Organic Revenue Growth was 4.7%, comprised of new business written, the positive impact of higher premium rates on renewal commissions and increased contingent commissions of $3.1 million in our Insurance Brokerage segment, partially offset by the impact of lost and non-recurring business. The impact of acquisitions contributed approximately $11.0 million and zero to revenues in 2003 and 2002, respectively.

Compensation and Employee Benefits Expenses.    Compensation and Employee Benefits Expenses decreased $0.8 million, or 0.4%, to $200.2 million in 2003 from $201.0 million in 2002. In 2003, we had integration efforts and other charges of $0.4 million compared to $8.1 million in 2002. Also in 2003, we had $6.1 million of Compensation and Employee Benefits Expenses attributable to the impact of acquisitions, compared to zero in 2002. As a percentage of revenues, Compensation and Employee Benefits Expenses were 56.4% in 2003 compared to 61.2% in 2002. The decrease in 2003, as a percentage of revenues, is primarily due to the $8.1 million integration efforts and other charges in 2002, the positive affects of our integration efforts and improvements in performance in our Insurance Brokerage segment. To reduce compensation expense, in the first quarter of 2002, we terminated 32 employees and renegotiated compensations arrangements for four sales professionals.

Other Operating Expenses.    Other Operating Expenses increased $8.7 million, or 12.7%, to $77.5 million in 2003 from $68.8 million in 2002. The increase is primarily attributable to (i) $2.9 million in expenses related to the move of our corporate offices from San Francisco to New York and for consulting fees related to Sarbanes-Oxley Section 404 compliance preparation, (ii) the increase in costs generally associated with being a public company and (iii) $1.6 million of other operating expense attributable to the impact of businesses acquired in 2003, partially offset by (iv) integration efforts and other charges of $1.6 million in 2002, compared to zero in 2003. As a percentage of revenues, Other Operating Expenses were 21.8% in 2003 compared to 21.0% in 2002.

Income From Continuing Operations.    Income from Continuing Operations increased $24.4 million, or 222.9%, to $35.3 million in 2003 from $10.9 million in 2002, due to (i) a reduction in Compensation and Employee Benefits Expenses principally due to the expenses attributable to our integration efforts and other charges in 2002, (ii) continued improvement in performance in our Insurance Brokerage segment, (iii) the reduction in interest expense principally due to the restructuring of our credit facility and lower borrowings in 2003, (iv) the net increase in income tax benefit due to the reversal of the valuation allowance on our net deferred tax asset in 2003, and (v) the positive impact of acquisitions, partially offset by (vi) a $7.7 million gain recorded in the third quarter of 2002 related to our pre-IPO capital structure. The effective tax rate from continuing operations in 2003 was (12.4)% compared to (5.0)% in 2002. The decrease in the effective tax rate and corresponding increased benefit in 2003 resulted from the reversal of the deferred tax asset valuation allowance, offset by the impact of state income taxes.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Revenues.    Revenues increased $16.6 million, or 5.3%, to $328.2 million in 2002 from $311.6 million in 2001. In 2002, Organic Revenue Growth was 5.3%, primarily due to positive new business and increased premium rates on renewal commission, partially offset by lost business and non-recurring business from 2001. In addition, we generated increased revenues from the sales production of recently hired sales professionals. Offsetting the increase in revenues from new business production, increasing premium rates and additional sales production from recently hired sales professionals in 2002, was a $7.7 million reduction in revenues from eliminating low margin business, which contributed $1.1 million in 2002 versus $8.8 million in 2001.

Compensation and Employee Benefits Expenses.    Compensation and Employee Benefits Expenses increased $0.8 million, or 0.4%, to $201.0 million in 2002 from $200.2 million in 2001. In 2002, we had integration efforts and other charges of $8.1 million compared to $11.2 million in 2001. As a percentage of revenues, Compensation and Employee Benefits Expenses were 61.2% in 2002 compared to 64.3% in 2001. The decrease, as a percentage of revenues, in 2002 was primarily due to the positive affects of our integration efforts and improvements in performance in our operations. Further, we terminated 32 employees and renegotiated four sales professionals compensation arrangements during the first quarter of 2002.

Other Operating Expenses.    Other Operating Expenses decreased $7.6 million, or 9.9%, to $68.8 million in 2002 from $76.4 million in 2001. In 2002, we had integration efforts and other charges of $1.6 million compared to $11.3 million in 2001. As a percentage of revenues, Other Operating Expenses were 21.0% in 2002 compared to 24.5% in 2001, primarily due to the charges.

Income (Loss) From Continuing Operations.    Income (Loss) From Continuing Operations increased $45.6 million to $10.9 million in 2002 from a loss of $34.7 million in 2001, due to (i) a reduction in Other Operating Expenses principally due to the integration efforts in the fourth quarter of 2001, (ii) improvement in performance of operations, (iii) the gain from the reduction in the book value of the redeemable common stock warrants and the stock appreciation rights, (iv) a decrease in interest expense as a result of lower interest rates and a reduction in debt, and (v) a decrease in amortization of intangible assets principally due to the elimination of amortization on goodwill—please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in our consolidated financial statements under “Goodwill and Other Intangible Assets.” The effective tax rate from continuing operations in 2002 was (5.0)% compared to (11.8)% in 2001. The increase in the effective tax rate and corresponding reduced benefit in 2002 resulted from the increase in the tax valuation allowance established in 2001, offset by the impact of state income taxes.

Our Segments

We have three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate.

The Insurance Brokerage segment offers:

•	General and specialty property and casualty insurance, which we refer to as P&C insurance; and

•	Individual and group health, life and disability insurance, which we refer to as Group Employee Benefits insurance.

The Specialized Benefits Services segment offers:

•	Core benefits (retirement services and health and welfare);

•	Benefits enrollment and communication; and

•	Executive and professional benefits.

The Corporate segment offers:

•	Corporate management, acquisition processes, marketing, human resources, legal, capital planning, financial and reporting support.

For the year ended December 31, 2003, no segment had any material dependence on a single client or group of similar clients. Please see Note 13, “Business Concentrations” to our consolidated financial statements.

Insurance Brokerage

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except for percentages)
Revenue:
Property & Casualty	$205,130	$180,825	$167,276
Group Employee Benefits	96,579	93,442	90,818

Total Revenues	301,709	274,267	258,094
Compensation and Employee Benefits Expenses	165,140	160,512	162,142
Other Operating Expenses	50,597	45,395	51,987

EBITDA	$85,972	$68,360	$43,965

EBITDA Margin	28.5%	24.9%	17.0%
Income From Continuing Operations Before Income Taxes	$60,160	$41,878	$7,150

Comparisons for Years Ended December 31, 2003, 2002 and 2001

Revenues in the Insurance Brokerage segment increased $27.4 million, or 10.0%, to $301.7 million in 2003 from $274.3 million in 2002, and increased $16.2 million, or 6.3%, to $274.3 million in 2002 from $258.1 million in 2001. In 2003, revenues were positively impacted by approximately $11.0 million due to acquisitions. There were no businesses acquired in 2002 or 2001. Organic Revenue Growth in 2003 and 2002 was 6.0% and 6.3%, respectively, comprised of new business written and the positive impact of higher premium rates on renewal commissions, partially offset by the impact of lost and non-recurring business. Also, contingent commissions were $3.1 million greater in 2003 than in 2002. P&C revenues represented 57.8%, 55.1% and 53.7% of our total consolidated revenues in 2003, 2002 and 2001, respectively, and Group Employee Benefits revenues represented 27.2%, 28.5% and 29.2% of our total consolidated revenues in 2003, 2002 and 2001, respectively.

The Insurance Brokerage segment results reflect the following integration efforts and other charges: zero, $4.6 million and $16.3 million in 2003, 2002 and 2001, respectively.

EBITDA in the Insurance Brokerage segment increased $17.6 million or 25.8% to $86.0 million in 2003 from $68.4 million in 2002, and increased $24.4 million or 55.5% to $68.4 million in 2002 from $44.0 million in 2001. EBITDA Margin in the Insurance Brokerage segment was 28.5%, 24.9% and 17.0% in 2003, 2002 and 2001, respectively. The increase in EBITDA and EBITDA Margin in 2003 is attributable to (i) a decrease in Compensation and Employee Benefits Expenses as a percent of revenues, due to an improvement in performance in our operations and positive effects of our integration efforts, (ii) the positive impact of increased contingent commissions, (iii) the accretive impact of acquisitions, and (iv) the integration efforts and other charges in 2002. The increase in EBITDA and EBITDA Margin in 2002 compared to 2001 is attributable to (i) a decrease in Compensation and Employee Benefits Expenses as a percent of revenues, due to the positive effects of our integration efforts, (ii) improvement in performance in our operations and (iii) the decrease in integration efforts and other charges in 2002 compared to 2001.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $60.2 million, $41.9 million and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 was due to the reasons noted above along with the reduction in interest expense due to lower debt balances in 2003. The increase in 2002, compared to 2001, was due to (i) the reasons noted above, and (ii) a decrease in amortization of intangible assets, principally due to our adoption of SFAS No. 142. Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in our consolidated financial statements under “Goodwill and Other Intangible Assets.”

Specialized Benefits Services

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except for percentages)
Total Revenues	$52,560	$53,310	$53,042
Compensation and Employee Benefits Expenses	26,842	29,824	27,472
Other Operating Expenses	15,439	13,759	12,671

EBITDA	$10,279	$9,727	$12,899

EBITDA Margin	19.6%	18.2%	24.3%
Income From Continuing Operations Before Income Taxes	$4,254	$2,727	$4,997

Comparisons for Years Ended December 31, 2003, 2002 and 2001

Specialized Benefits Services revenues decreased $0.7 million, or 1.4%, to $52.6 million in 2003 from $53.3 million in 2002, and increased $0.3 million, or 0.5%, to $53.3 million in 2002 from $53.0 million in 2001. The decrease in revenues in 2003 was due to a decrease in our core benefits product line primarily due to lost business, offset by an increase in our executive and professional benefits product line, principally due to the impact of one large case. The flat revenue growth in 2002 is due to a reduction in core benefit product sales and executive and professional benefit product sales resulting from difficult market conditions, offset by increases in enrollment and communication product sales. Specialized Benefits Services revenues represented 14.8%, 16.2% and 17.0% of our total consolidated revenues in 2003, 2002 and 2001, respectively.

The Specialized Benefits Services segment results reflect the following integration efforts and other charges: zero, $1.1 million and $1.7 million in years 2003, 2002 and 2001, respectively.

EBITDA in the Specialized Benefits Services segment increased $0.6 million, or 5.7%, to $10.3 million in 2003 from $9.7 million in 2002 and decreased $3.2 million, or 24.6%, to $9.7 million in 2002 from $12.9 million in 2001. EBITDA Margin in the Specialized Benefits Services segment was 19.6%, 18.2% and 24.3% in 2003, 2002 and 2001, respectively. EBITDA and EBITDA Margin in the Specialized Benefits Services segment in 2003 increased primarily due to the integration efforts and other charges in 2002. EBITDA and EBITDA Margin in the Specialized Benefits Services segment in 2002 were negatively impacted by (i) a decrease in new business and an increase in lost business in our core benefits product sales and (ii) a decrease in new business in our executive and professional benefit product sales.

Income From Continuing Operations Before Income Taxes in the Specialized Benefit Services segment was $4.3 million, $2.7 million and $5.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 was primarily due to the integration efforts and other charges in 2002. The decrease in 2002, compared to 2001, is due to the reasons noted above, partially offset by a decrease in amortization of intangible assets principally due to our adoption of SFAS No. 142. Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in our consolidated financial statements under “Goodwill and Other Intangible Assets.”

Corporate

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except for percentages)
Total Revenues	$533	$619	$443
Compensation and Employee Benefits Expenses	8,183	10,646	10,601
Change in Value of Stock Appreciation Rights	—	(2,995)	3,092
Value of Stock Options Exchanged for Stock Appreciation Rights	—	1,269	—
Grant of Restricted Stock	—	1,042	—
Change in Value of Redeemable Common Stock Warrants	—	(4,070)	1,406
Other Operating Expenses	11,486	9,625	11,713

EBITDA(a)	$(19,136)	$(14,898)	$(26,369)

Percentage of Consolidated Revenues	(5.4)%	(4.5)%	(8.5)%
Loss From Continuing Operations Before Income Taxes	$(32,983)	$(34,187)	$(51,469)

(a)	Excludes the early retirement of debt (interest adjustment) in 2003 and 2002.

Comparisons for Years Ended December 31, 2003, 2002 and 2001

The Corporate segment results reflect the following integration efforts and other charges: $0.4 million, $3.9 million and $4.6 million in 2003, 2002 and 2001, respectively.

Revenues at the Corporate segment represent interest income. Net Corporate expenses were $19.1 million, $14.9 million and $26.4 million in 2003, 2002 and 2001, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 5.4%, 4.5% and 8.5% in 2003, 2002 and 2001, respectively. In 2003 we recorded $2.9 million in expense related to the corporate office move and to consulting fees related to Sarbanes-Oxley Section 404 compliance preparation. Also, included in net Corporate expenses is zero, $1.0 million and $2.5 million in 2003, 2002 and 2001, respectively, in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA, a discontinued operation. The increase in net Corporate expenses in 2003, compared to 2002, was primarily due to (i) the $7.1 million gain in 2002 from the change in value of redeemable common stock warrants and stock appreciation rights related to our pre-IPO capital structure, (ii) the move and Sarbanes-Oxley-related expenses in 2003, noted above and (iii) the increase in costs generally associated with being a public company, offset primarily by (iv) the integration efforts and other charges in 2002, (v) the expense on the value of stock options exchanged for stock appreciation rights in 2002 and (vi) the expense on the grant of restricted stock in 2002.

Loss From Continuing Operations Before Income Taxes in the Corporate segment was $33.0 million, $34.2 million and $51.5 million in 2003, 2002 and 2001, respectively. The decrease in 2003 is primarily attributable to a $6.0 million decrease in interest expense in 2003, the result of lower borrowings and more favorable interest rates, combined with the reasons noted above. The decrease in 2002, compared to 2001, is primarily due to (i) a $6.3 million decrease in interest expense as a result of lower interest rates and a reduction in debt, (ii) a $4.1 million gain from the reduction in the book value of redeemable common stock warrants, and (iii) a $3.0 million gain from the reduction in the book value of the stock appreciation rights.

Integration Efforts and Other Charges

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Integration Efforts
Compensation and Employee Benefits Expenses	$396	$5,395	$7,680
Other Operating Expenses	—	116	6,453

Total Integration Efforts	396	5,511	14,133
Other Charges
Compensation and Employee Benefits Expenses	—	2,711	3,500
Other Operating Expenses	—	1,445	4,848

Total Other Charges	—	4,156	8,348

Total Integration Efforts and Other Charges	$396	$9,667	$22,481

Integration	Efforts

In 2003, we recorded a charge of $0.4 million for severance costs related to the move of the corporate offices from San Francisco to New York.

Upon completion of the majority of our acquisitions, we undertook initiatives to determine the following: (i) positions within the organization that could be eliminated without resulting in loss of revenues or detriment to service; (ii) sales professionals contracts that should be renegotiated because they were in excess of our standard compensation practices; and (iii) accretive benefits that could be derived from the early termination of lease commitments. Upon completion of the analysis we reduced the number of our employees by 32 and 96 during the first quarter of 2002 and for 2001, respectively, and such persons were given various levels of severance depending on their length of service with us. This process resulted in severance charges of $3.6 million and $4.7 million in the first quarter of 2002 and in 2001, respectively. In addition, in the first quarter of 2002 and in 2001, we renegotiated the compensation arrangements of four and 29 sales professionals, respectively, whose compensation arrangements were in excess of our standard compensation practices. The renegotiation of these contracts resulted in an expense of $1.8 million in the first quarter of 2002 and $3.0 million in 2001. Finally, in the first quarter of 2002 and in 2001, we terminated lease arrangements at one and eight locations, respectively. The early termination of lease commitments resulted in charges of $0.1 million and $1.9 million in the first quarter of 2002 and in 2001, respectively.

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

In 1999, we sold a brokerage operation that generated revenues from commissions and fees on the sale of life insurance products primarily through third-party agents, which we call wholesale distribution. The wholesale distribution strategy of this operation did not fit with our focus on retail distribution; as a result, we sold the operation to the former owners of that operation and recorded a loss of $3.2 million on the sale of the business. Included in the consideration received for the operation was a note receivable based on a future revenue sharing arrangement. Upon review of the current and future revenue streams generated and to be generated from the sold brokerage operation, we determined that the note was impaired by $1.4 million. The note receivable, originally issued for $1.5 million, was written down by $1.0 million in the second quarter of 2001, written down by $0.3 million in the fourth quarter of 2001 and written down by $0.1 million in the first quarter of 2002.

Other Charges

In January 2002, Bernard H. Mizel retired as our chairman and chief executive officer and we recorded a charge of $2.8 million related to the retirement.

In 2000, in an effort to provide a simplified and common medical and dental insurance program to our employees, we decided to consolidate our insurance program into one self-insured medical and dental plan. Prior to this plan, many of our acquired businesses had purchased their medical insurance on an individual basis. These medical contracts were placed with a number of different regional and/or national insurance companies principally on a fully insured basis. These insurance brokerage businesses had an employment size that placed them into the insurance carriers’ “community rated” programs. Community rated programs are for businesses that do not have a sufficient employee size, generally less than 100 employees, for the insurance carriers to evaluate their claim history and, therefore, the insurance carriers rate history on an individual basis. In accordance with GAAP, we were required to establish a liability for incurred but not yet reported claims. Since the prior insurance carriers categorized these acquired businesses as community rated, they could not provide us with historical claims information. Therefore, we could not reasonably estimate this liability at the end of 2000. Our historical experience indicated that our average monthly claims were approximately $1.0 million and the lag in reporting claims was approximately three and one-half months. In the first quarter of 2001, we recorded a $3.5 million charge to establish this self-insurance plan liability. We have purchased a specific and aggregate insurance policy to minimize our future exposure. In the fourth quarter of 2002, we changed from the self-insured plan to a fully insured medical and dental plan. The impact of this change did not have a material impact on our financial position or results of operations.

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

In December 2001, we entered into a services agreement with Ceridian Corporation. The agreement stipulated that Ceridian Corporation will provide administrative services to our customers and us. We estimated that the conversion cost associated with this service agreement would be $1.2 million and we accrued this amount in the fourth quarter of 2001. In March 2002, the original service agreement was amended due to our announcement to sell USIA. Please read “—Discontinued Operations” below. The amendment eliminated USIA as a party to the service agreement, which resulted in the accrual of an additional $1.0 million in the first quarter of 2002.

In 2000, we entered into a strategic marketing agreement with a technology company. The agreement was terminated by mutual consent in the fourth quarter of 2001, resulting in an accrual of $0.8 million.

Stock Appreciation Rights

In 1995, we adopted a Long-Term Incentive Plan to provide a means to attract, retain and motivate employees. As part of the Long-Term Incentive Plan we issued stock appreciation rights, which we refer to as SARs. SARs generally vest over a five-year period, although accelerated vesting is possible under specified circumstances. Upon exercise of a SAR, the holder generally is entitled to receive, in cash, the excess of the fair market value per share of our common stock on the date of exercise over the grant price of the SAR. The valuation of SARs is based on the estimated fair value of a share of our common stock. In accordance with GAAP, compensation expense, or a reduction of compensation expense, for SARs is recorded over the vesting period based on the change in fair value from grant date to each balance sheet date. Please read Note 8, “Employee Benefit Plans” to our annual financial statements. We recorded a net reduction in SAR-related compensation expense of $3.0 million in 2002, resulting from a reduction in the fair market value of our common stock. We recorded SAR-related compensation expense of $3.1 million in 2001.

Upon the consummation of our initial public offering in October 2002, the Long-Term Incentive Plan was terminated and replaced with the 2002 Equity Incentive Plan.

After the consummation of our initial public offering, we exchanged all our outstanding SARs for stock options or stock under our 2002 Equity Incentive Plan. On November 27, 2002, all SAR holders agreed to exchange their SARs for stock options and the number of options that each individual employee was entitled to receive and the option exercise price, was known. The historical accounting treatment of SARs was finalized and all SARs tendered in the exchange were cancelled. In accordance with GAAP, the SAR program existing prior to our initial public offering was accounted for as a fixed plan, and compensation expense was measured by the difference between the quoted market price and the price, if any, to be paid by the employee. The corresponding accrual for SAR-related compensation expense was reversed and offset compensation expense that was recognized upon the conversion to a stock option. Our stock price did not increase significantly prior to the consummation of the exchange of SARs for options, therefore the financial statement impact of the transaction in which the SARs were ultimately exchanged for stock options was a $1.3 million expense which was recorded in the fourth quarter of 2002. Upon the consummation of the exchange of all SARs for options or stock, no further expense was recognized under our 2002 Equity Incentive Plan in connection with the exchange.

2002 Equity Incentive Plan

Our Company’s board of directors adopted and a requisite majority of our stockholders approved a new 2002 Equity Incentive Plan that became effective and replaced the Long-Term Incentive Plan, upon the consummation of our initial public offering. The 2002 Equity Incentive Plan reserves up to 10.3 million shares of our common stock for issuance to directors, executive officers, employees and non-employee contributors. Awards may consist of options, SARs, restricted shares, dividend equivalents or other share-based awards and are granted to eligible participants under the plan.

Upon the consummation of our initial public offering, approximately 0.1 million shares of restricted stock, which were fully vested, were granted to nine executive officers. A $1.0 million expense was recorded for the value of the grant of restricted stock during the fourth quarter of 2002.

Redeemable Common Stock Warrants

In March 1996, we issued warrants to purchase 0.7 million shares of common stock issued at an exercise price of $11.125 per share. Holders of the Redeemable Common Stock Warrants, issued in conjunction with a 1996 senior subordinated debt offering that was repaid in 1999, agreed to terminate the put rights associated with the Redeemable Common Stock Warrants concurrent with the consummation of our initial public offering. The aggregate value of the warrants was $4.3 million and was reported as Redeemable Common Stock warrants on our balance sheet prior to the consummation of our initial public offering. The change in value of the warrants, which was recorded as change in value of redeemable common stock warrants in our statements of operations, was $(4.1) million and $1.4 million for 2002 and 2001, respectively.

Early Retirement of Debt

In August 2003, we completed a $155.0 million senior secured credit facility, further described below under “Long-Term Debt.” The proceeds from borrowings under the credit facility were drawn, in part, to repay all amounts under our previously existing credit facility. As a result of repaying the previously existing credit facility, we recorded an expense of $4.0 million as early retirement of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs in the third quarter of 2003.

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

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments and contractual obligations. Prior to our initial public offering, we relied on our ability to generate cash flows from our financing activities, such as the issuance of debt and equity, to supplement our cash flows from operations which were insufficient to fund our business operations. Following our initial public offering, we substantially reduced our long-term debt, but still lacked sufficient cash flows from operations to fund our foreseeable debt payments. So, in 2003, we entered into a new credit facility, as further described below, and now consider our liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities.

When considering our liquidity, it is important to note that we hold cash in a fiduciary capacity as a result of premiums received from clients that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our balance sheet with a corresponding liability, net of commissions, to insurance carriers. We earn interest on these funds during the time between receipt of the cash and payment to insurance carriers. In some states, fiduciary cash must be kept in separate bank accounts subject to specific guidelines, which generally emphasize capital preservation and liquidity, and is not generally available to service debt or for other corporate purposes. Insurance brokerage transactions typically generate large cash flows, and the timing of such cash flows can significantly affect the net cash balances held at month end. Additionally, the seasonality of some of our businesses, particularly in the Specialized Benefits segment, can create period-to-period fluctuations in our cash flows.

We believe that cash and cash equivalents on hand of $46.1 million and our availability under our revolving credit facility of $28.3 million as of December 31, 2003, together with cash flows generated from operations, should be sufficient to fund our estimated $18.7 million in debt principal repayments, working capital needs, acquisitions and budgeted $9.9 million in capital expenditures through December 31, 2004. Our liquidity thereafter will depend on our financial results and results of operations and future available sources of additional equity or debt financing. Our revolving credit facility provides us with availability of up to $30.0 million, all of which is available for general corporate purposes, including acquisitions. As of December 31, 2003 availability under the revolving credit facility was reduced by $1.7 million for outstanding letters of credit. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control—please review our “Risks Related to Our Business” in Item 1 of this report.

Cash and cash equivalents at year-end increased (decreased) $24.8 million, $(9.5) million and $29.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash provided by operating activities totaled $35.9 million, $36.6 million and $21.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is principally dependent upon our results of operations and the timing of collection of premiums receivable and payments of premiums payable. Cash provided by operating activities was negatively impacted in 2003 by the pay-down of approximately $13.8 million in liabilities existing at December 31, 2002 in our Corporate segment related to pre-initial public offering obligations. These obligations did not exist at December 31, 2003, so we do not expect to see a similar drain on cash flows from operations in 2004.

Net cash (used in) provided by continuing investing activities totaled $(21.2) million, $5.6 million and $(14.9) million for the years ended December 31, 2003, 2002 and 2001, respectively, which principally reflects acquisition activities and capital expenditures. Included in the net cash provided by continuing investing activities for the year ended December 31, 2002 is $18.2 million in proceeds from the sale of USIA. Please read “Discontinued Operations” below. Cash expenditures for acquisitions amounted to $18.2 million, $5.7 million and $6.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. We made no acquisitions in 2002 or 2001. The $5.7 million for the year ended December 31, 2002, reflects the payment of additional purchase price and retention-based acquisition payments. The $6.9 million for the year ended December 31, 2001, reflects the payment of additional purchase price on retention-based acquisitions, as well as the payment of the cash portion of an acquisition effective in 2000 but paid in the first quarter of 2001. Cash expenditures for property and equipment amounted to $8.1 million, $7.0 million and $8.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The net effect of investments in discontinued operations amounted to $0.2 million, $(8.9) million and $(14.8) million for the years ended December 31, 2003, 2002 and 2001, respectively.

Net cash provided by (used in) financing activities totaled $9.9 million, $(42.7) million and $36.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, as we made debt payments and continued to issue both debt and equity. In the third quarter of 2003, we refinanced our credit facility resulting in gross proceeds from the issuance of debt of $125.0 million and costs paid of $3.8 million. With the proceeds, we paid down our previously existing revolver and term loan of $70.9 million and $27.3 million, respectively and other acquisition-related debt of $5.0 million. In the first quarter of 2002, we received $2.5 million from the issuance of our preferred stock to Sovereign Bancorp. In the second quarter of 2002, we used $16.3 million of the proceeds from the sale of USIA to reduce our term loan. In the fourth quarter of 2002, we completed our initial public offering of 9.0 million shares at a price of $10 per share. The cash proceeds of the offering after the underwriting discount were $83.7 million. After deducting offering expenses of $5.3 million, $78.4 million was used to pay down our indebtedness under our previous credit facility. In the fourth quarter of 2001, we received $30.0 million from the issuance of our preferred stock. Of the $30.0 million issued, $15.0 million was issued to UnumProvident Corporation and $15.0 million was issued to Ceridian Corporation. Please read Note 12, “Related Party Transactions” to our annual financial statements.

Income (loss) per share from continuing operations on a basic and diluted basis was $0.78 and $0.77, respectively, for the year ended December 31, 2003 and $(0.87) and $(74.16) for the years ended December 31, 2002 and 2001 on a basic and diluted basis, respectively. Our per share data was significantly impacted by the 43.8 million increase in our common shares outstanding, which was a result of (i) 34.8 million shares of our common stock issued to the holders of our preferred stock concurrent with our initial public offering and (ii) 9.0 million shares of our common stock issued as part of the initial public offering. Shares of our common stock outstanding as of December 31, 2003, 2002 and 2001, were 46.7 million, 42.4 million and 0.8 million, respectively.

Taxes

Our net losses have resulted in net operating loss carry-forwards for federal and state income tax purposes. At December 31, 2003, we had $22.6 million of net operating loss carry-forwards for federal tax purposes that will expire during the period 2011 through 2022. Our ability to use these net operating loss carry-forwards to offset future taxable income, if any, may be subject to limitations under Section 382 of the Internal Revenue

Code of 1986, as amended and similar state provisions. The provisions of Section 382 are triggered by specific ownership changes of our stock. We do not believe Section 382 will limit us in utilizing our net operating loss carry-forwards in 2004. However, if limited, the unused portion may then be carried forward to future years. We expect to utilize our remaining net operating loss carry-forwards in the first half of 2004 and then to become a full taxpayer for both federal and state income taxes. In 2003 and 2002 we paid $3.4 million and $2.4 million, respectively, primarily for state income taxes. In 2004, this amount is likely to be substantially higher depending on our results of operations and the composition of our taxable income by state.

Registration Statement

On February 12, 2004, we filed a $300.0 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we may offer up to $150.0 million of securities in the future and selling shareholders may offer up to $150.0 million of common stock in the future. Securities offered by us may be common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, stock purchase contracts, stock purchase units or any combination of such securities. Upon effectiveness of the registration, one or more of these securities may be offered in amounts, prices, and on terms to be announced when and if the securities are offered. The timing, structure and nature of any funds raised under this shelf registration statement, as well as the use of such funds, are at the discretion of our management and board of directors.

Long-Term Debt

Our debt consists of the following:

	As of December 31,
	2003	2002
	(in thousands)
Senior Credit Facility:
Term loan	$124,688	$29,521
Revolving credit facility	—	56,075
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009	24,911	35,880
CNA Pro Finite Risk Policy	—	3,028
Zurich term loan	3,000	3,000
Other long-term debt, primarily capital leases	7,422	9,331

Total debt	160,021	136,835
Current portion of long-term debt	(18,725)	(32,871)

Long-term debt	$141,296	$103,964

In August 2003, we completed a $155.0 million senior secured credit facility with several lending institutions. The credit facility is structured as follows: a $30.0 million revolving credit facility maturing on August 11, 2007, and a $125.0 million term loan payable in quarterly installments which commenced on October 31, 2003. The last quarterly installment is due on August 11, 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to (i) repay all amounts under the previously existing credit facility, (ii) repay a portion of certain notes issued for acquisitions, (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility and (iv) for general corporate purposes. As a result of repaying the previously existing credit facility, we recorded an expense of $4.0 million as early retirement of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs in the third quarter of 2003.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at our option, at a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate, respectively. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.50% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes.

The credit facility contains various limitations, including limitations on our ability to pay dividends and make other distributions to stockholders, borrowings and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees our obligations under the credit facility. As of December 31, 2003 we had $1.7 million outstanding under letters of credit, which reduced the availability of our revolving credit facility to $28.3 million as of that date.

As a result of the new credit facility, we have improved our working capital position and improved our near term available cash flows. Working capital increased by $63.3 million to $70.6 million at December 31, 2003, compared to $7.3 million at December 31, 2002, principally due to the net cash proceeds received from the new credit facility and the reduction in current portion of long-term debt. The scheduled repayment of bank debt over the next twelve months was reduced by $19.5 million to $1.3 million at December 31, 2003, compared to $20.8 million at June 30, 2003.

On July 24, 2003, Standard & Poor’s raised the counterparty credit and bank loan rating on us to ‘BB-’ from ‘B+.’ On August 12, 2003 Moody’s Investors Service assigned a B1 rating to our new credit facility with a stable outlook.

As of December 31, 2003, we were in compliance with the covenants in our new credit facility. The significant financial covenants of our new credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	1.95	2.50 maximum
Fixed Charge Coverage Ratio(a)	1.99	1.50 minimum
Stockholders’ Equity(a) (in millions)	$262.86	$184.62 minimum

(a)	As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or sold.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2003:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Credit facility	$124,688	$1,250	$2,500	$120,938	$—
Other debt and capital lease obligations	35,333	17,475	14,124	3,425	309
Operating lease commitments	56,295	14,229	22,353	12,907	6,806

Total	$216,316	$32,954	$38,977	$137,270	$7,115

Credit Facility

See discussion above under “Long-Term Debt”.

Other Debt and Capital Lease Obligations

At December 31, 2003 our other debt of $28.7 million consisted primarily of notes payable issued in conjunction with acquisitions. Some of these notes payable may be subject to reduction based on future performance of the acquired company. At December 31, 2003, our capital lease obligations of $6.6 million related to purchases of furniture and equipment. In the past, we have used external financing to fund such purchases and plan on continuing to do so in the future.

Operating Leases

Substantially all of our office space is leased under an operating lease structure. Many of these leases have options permitting renewals for additional periods and provisions for escalations based on an inflation index.

Other

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when the contingency is resolved. At December 31, 2003, we estimate the future significant contingent purchase price payments to be $10.7 million, which would be payable in a combination of cash, common stock and debt. This amount primarily relates to one acquisition and will be reflected on our financial statements as a liability and additional purchase price when the contingency is resolved. Approximately $2.8 million of the future contingent purchase price payments have measurement dates of December 31, 2004. Please read “Acquisitions” above and Note 2, “Acquisitions” to our annual financial statements.

We routinely enter into employment agreements with management and executive level employees. Some of these contracts may provide for severance benefits in the event that we terminate the employment relationship without cause. Severance costs are expensed as incurred in accordance with GAAP.

Some of our common stockholders have various put rights that are exercisable upon specific events. Please read Note 7, “Redeemable Securities” to our annual financial statements.

Off-Balance Sheet Commitments

The table below summarizes our off-balance sheet commitments as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Off-Balance Sheet Commitments:
Letters of credit	$1,725	$1,725	$1,725	$1,725	$—	$—

The amount above is comprised of two letters of credit established as collateral for our workers’ compensation insurance program. Letters of credit represent a reduction to the borrowing availability on our revolving credit facility.

Discontinued Operations

In the latter part of 2001, we completed a strategic and financial review of our company and concluded that USIA, a third-party administrator, was no longer core to our mission, vision or strategy. Consequently, in January 2002, we announced our intention to sell USIA and subsequently sold the business in April 2002. The cash proceeds from the disposition of USIA were used to repay a portion of our bank borrowings, seller notes associated with the business and related transaction expenses. USIA is reflected in our financial statements as a Discontinued Operation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets, liabilities and results of operations for USIA have been disaggregated in our financial statements. USIA accounted for $74.8 million of total revenues for the year ended December 31, 2001 and had approximately 1,100 employees. Discontinued operations had net income (losses) of $0.2 million, $(13.8) million and $(61.8) million for the years ended December 31, 2003, 2002 and 2001, respectively. In the fourth quarter of 2001, following the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” we recorded an impairment charge of $46.9 million against USIA’s goodwill and expiration rights. The net loss for the year ended December 31, 2002 includes a $7.2 million pre-tax loss on the sale of USIA in April 2002. For further detail on the losses incurred at USIA in 2001 please read Note 17, “Discontinued Operations” to our annual financial statements.

Litigation Costs Related to Discontinued Operations

We incurred zero, $1.0 million and $2.5 million in legal fees and other expenses associated with the defense of claims against us, the pursuit of claims made by us and payment of claims by us relating to USIA for the years ended December 31, 2003, 2002 and 2001, respectively. These expenses were incurred in connection with litigation matters related to USIA, but are reflected in the results of our corporate segment under Other Operating Expenses, consistent with our accounting practices.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $124.7 million of floating rate bank debt outstanding at December 31, 2003. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt will result in a $0.7 million decrease annually in our net earnings. We currently do not engage in any derivatives or hedging transactions.

Item 8.    Financial Statements and Supplementary Data

U.S.I. Holdings Corporation

and Subsidiaries

2003 CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT AUDITORS

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

2003 CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

U.S.I. Holdings Corporation

Briarcliff Manor, New York

We have audited the accompanying consolidated balance sheet of U.S.I. Holdings Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S.I. Holdings Corporation and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

March 4, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

U.S.I. Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of U.S.I. Holdings Corporation and subsidiaries at December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S.I. Holdings Corporation and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As further described in Note 1 to the consolidated financial statements, during the year ended December 31, 2002, the Company changed its method of accounting for goodwill and intangible assets.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 12, 2003, except for Note 20, as to which the date is March 1, 2003

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$46,137	$21,374
Fiduciary funds–restricted	77,023	77,931
Premiums and commissions receivable, net of allowance for bad debts and cancellations of $3,355 and $3,164, respectively (Note 1)	175,088	161,450
Receivable from sale of discontinued operations (Note 17)	—	1,713
Other	15,059	12,304
Deferred tax asset (Note 10)	13,425	—
Current assets held for discontinued operations (Note 17)	288	1,092

Total current assets	327,020	275,864

Goodwill (Note 3)	225,237	188,110

Other intangible assets (Note 3)	243,638	221,283
Accumulated amortization	(149,961)	(129,263)

	93,677	92,020
Property and equipment, net (Note 4)	20,680	20,961
Other assets	3,433	2,551

Total assets	$670,047	$579,506

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Premiums payable to insurance companies	$186,413	$179,032
Accrued expenses	43,751	49,293
Current portion of long-term debt (Note 5)	18,725	32,871
Other	7,568	5,937
Current liabilities held for discontinued operations (Note 17)	—	1,472

Total current liabilities	256,457	268,605

Long-term debt (Note 5)	141,296	103,964
Deferred tax liability (Note 10)	8,248	—
Other liabilities	1,184	2,836

Total liabilities	407,185	375,405

Commitments and contingencies (Notes 11 and 15)

Redeemable common stock–par value $.01, 2,208 shares issued and outstanding (Note 7)	—	21,302
Stockholders’ equity (Note 6):
Preferred stock–voting–par $.01, 87,000 shares authorized; no shares issued and outstanding	—	—
Common stock–voting–par $.01, 300,000 shares authorized; 46,681 and 42,440 shares issued and outstanding, respectively	467	424
Common stock–non-voting–par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	524,573	480,082
Accumulated deficit	(262,178)	(297,707)

Total stockholders’ equity	262,862	182,799

Total liabilities, redeemable common stock and stockholders’ equity	$670,047	$579,506

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Commissions and fees	$352,314	$325,548	$308,349
Investment income	2,488	2,648	3,230

Total revenues	354,802	328,196	311,579
Expenses:
Compensation and employee benefits expenses	200,165	200,982	200,215
Change in value of stock appreciation rights (Note 8)	—	(2,995)	3,092
Value of stock options exchanged for stock appreciation rights (Note 9)	—	1,269	—
Grant of restricted stock (Note 8)	—	1,042	—
Change in value of redeemable common stock warrants (Note 7)	—	(4,070)	1,406
Other operating expenses	77,522	68,779	76,371
Amortization of intangible assets and goodwill (Notes 1 and 3)	21,884	21,326	32,908
Depreciation (Note 4)	9,642	11,053	12,818
Interest	10,109	17,782	24,091
Early retirement of debt (Note 5)	4,049	2,610	—

Total expenses	323,371	317,778	350,901

Income (loss) from continuing operations before income tax benefit	31,431	10,418	(39,322)
Income tax benefit (Note 10)	(3,885)	(518)	(4,645)

Income (loss) from continuing operations	35,316	10,936	(34,677)
Income (loss) from discontinued operations, net (Note 17)	213	(13,751)	(61,806)

Net income (loss)	$35,529	$(2,815)	$(96,483)

Reconciliation of net income (loss) to net income (loss) available to common stockholders:
Net income (loss)	$35,529	$(2,815)	$(96,483)
Change in aggregate liquidation preference of preferred stock	—	(18,708)	(21,099)
Change in redemption value of series N put rights	—	138	(138)

Net income (loss) available to common stockholders	$35,529	$(21,385)	$(117,720)

Per share data–basic (Note 18):
Income (loss) from continuing operations	$0.78	$(0.87)	$(74.16)
Income (loss) from discontinued operations, net	—	(1.56)	(81.97)

Net income (loss) per common share	$0.78	$(2.43)	$(156.13)

Per share data–diluted (Note 18):
Income (loss) from continuing operations	$0.77	$(0.87)	$(74.16)
Income (loss) from discontinued operations, net	—	(1.56)	(81.97)

Net income (loss) per common share	$0.77	$(2.43)	$(156.13)

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Preferred Series A through Y		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par	Shares	Par
Balance at December 31, 2000	52,407	$525	754	$8	$259,480	$(100,151)	$159,862
Series F Preferred Stock Repurchased	(40)	—	—	—	(251)	—	(251)
Series M Preferred Stock	—	—	—	—	5	—	5
Series Q Preferred Stock Repurchased	(70)	(1)	—	—	(524)	—	(525)
Series Y Preferred Stock	4,286	43	—	—	28,957	—	29,000
Expired Preferred Stock Put Rights	205	2	—	—	898	—	900
Change in Value of Redeemable Series N Put Rights	—	—	—	—	—	(138)	(138)
Net Loss	—	—	—	—	—	(96,483)	(96,483)

Balance at December 31, 2001	56,788	569	754	8	288,565	(196,772)	92,370
Series Y Preferred Stock	711	8	—	—	4,967	—	4,975
Expired Preferred Stock Put Rights	209	2	—	—	1,078	—	1,080
Change in Value of Redeemable Series N Put Rights	—	—	—	—	—	138	138
Issuance of Common Stock in Initial Public Offering	—	—	9,000	90	78,346	—	78,436
Preferred Stock Conversion to Common Stock	(57,708)	(579)	23,083	230	349	—	—
Issuance of Common Stock for Preferred Stock Accretion	—	—	9,112	91	98,159	(98,258)	(8)
Grant of Restricted Stock	—	—	104	1	1,041	—	1,042
Termination of Common Stock Put Rights	—	—	—	—	230	—	230
Termination of Series N Preferred Stock Put Rights	—	—	369	4	5,996	—	6,000
Common Stock Repurchased During the Year	—	—	(16)	—	(250)	—	(250)
Issuance of Equity for Employee Stock Purchase Plan	—	—	25	—	242	—	242
Issuance of Equity for Stock Appreciation Rights	—	—	9	—	90	—	90
Value of Stock Options Exchanged for Stock Appreciation Rights	—	—	—	—	1,269	—	1,269
Net Loss	—	—	—	—	—	(2,815)	(2,815)

Balance at December 31, 2002	—	—	42,440	424	480,082	(297,707)	182,799
Redeemable Common Stock Reclassification	—	—	2,208	22	21,280	—	21,302
Common Stock Issued for Acquisitions	—	—	1,720	18	19,923	—	19,941
Grant of Restricted Stock for Acquisition	—	—	133	1	1,399	—	1,400
Issuance of Equity for Employee Stock Purchase Plan	—	—	97	1	974	—	975
Net Common Stock Issued Under 2002 Equity Incentive Plan	—	—	83	1	915	—	916
Net Income	—	—	—	—	—	35,529	35,529

Balance at December 31, 2003	—	$—	46,681	$467	$524,573	$(262,178)	$262,862

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Income (loss) from continuing operations	$35,316	$10,936	$(34,677)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Amortization of intangible assets and goodwill	21,884	21,326	32,908
Depreciation	9,642	11,053	12,818
Change in value of redeemable common stock warrants	—	(4,070)	1,406
Value of stock options exchanged for stock appreciation rights	—	1,269	—
Deferred income taxes	(8,145)	(2,465)	(5,299)
Other non-cash charges	4,738	2,281	8,489
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds—restricted	908	(935)	(11,057)
Premiums and commissions receivable	(9,532)	(6,128)	(31,580)
Receivable from sale of discontinued operations	1,713	(1,713)	—
Other assets	(2,350)	(6,637)	6,795
Premiums payable to insurance companies	(845)	4,550	31,315
Accrued expenses and other liabilities	(17,450)	7,084	10,751

Net cash provided by operating activities	35,879	36,551	21,869

Investing activities
Purchases of property and equipment	(8,123)	(6,975)	(8,467)
Proceeds from sale of assets	179	18,333	—
Cash paid for businesses acquired and related costs	(18,188)	(5,740)	(6,861)
Cash obtained from businesses acquired, primarily fiduciary funds	4,946	—	444
Other	—	—	27

Net cash (used in) provided by continuing operations	(21,186)	5,618	(14,857)
Net effect of discontinued operations	209	(8,916)	(14,761)

Net cash used in investing activities	(20,977)	(3,298)	(29,618)

Financing activities
Proceeds from issuance of long-term debt, net of issuance costs	137,100	4,643	45,372
Payments on long-term debt	(128,802)	(128,282)	(37,036)
Gross proceeds from issuance of common and preferred stock	1,563	92,742	30,000
Payments of issuance costs related to common and preferred stock	—	(11,564)	(1,000)
Payments for repurchases of common and preferred stock	—	(250)	(431)

Net cash provided by (used in) financing activities	9,861	(42,711)	36,905

Increase (Decrease) in cash and cash equivalents	24,763	(9,458)	29,156
Cash and cash equivalents at beginning of year	21,374	30,832	1,676

Cash and cash equivalents at end of year	$46,137	$21,374	$30,832

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,541	$17,135	$23,163
Cash paid for taxes	$3,414	$2,360	$2,282
Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisitions, primarily intangibles	$19,941	$—	$—
Restricted common stock issued for acquisitions, primarily intangibles	$1,400	$—	$—
Long-term debt issued for acquisitions, primarily intangibles	$6,730	$7,907	$—
Redeemable preferred stock issued for acquisitions, primarily intangibles	$—	$711	$—
Preferred stock issued for reduction in accrued liabilities	$—	$2,475	$—

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2003

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

U.S.I. Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company) is a distributor of insurance and financial products and services to small and mid-sized businesses. The Company has two operating segments: Insurance Brokerage and Specialized Benefits Services, and a third administrative segment: Corporate. The Insurance Brokerage segment focuses primarily in general and specialty property and casualty insurance and individual and group health, life and disability insurance. The Specialized Benefits segment focuses primarily on retirement services, including defined benefit and defined contribution plan design, consulting and recordkeeping, benefits enrollment and communication services and executive and professional benefits. The Corporate segment provides corporate management, acquisition processes, marketing, human resources, legal, capital planning, financial and reporting support.

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the instructions to Form 10-K and Article 3 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial statements of such periods. The accompanying audited financial statements reflect the Company’s decision to discontinue the operations of its third-party administration business (USIA) in January 2002, as discussed further in Note 17—Discontinued Operations. The consolidated financial statements include the accounts of U.S.I. Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company’s revenues are derived from commissions, fees and investment income.

The Company records premiums and commissions receivable from clients, premiums payable to insurance companies and the related commissions income, on the later of the effective date of the policy or the billing date. The Company records installment premiums and related commissions periodically as billed. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, the majority of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products such as critical illness insurance, is recorded in the first year the insurance is placed, with the commissions recorded in renewal years being relatively insignificant.

The Company records commissions on premiums billed and collected directly by insurance companies and contingent commissions when the Company receives data from the insurance companies that allow the Company to reasonably determine these amounts. The Company is able to reasonably determine these amounts when it receives the cash, notification of the amount due from the insurance companies or the insurance policy detail from the insurance companies. The Company receives contingent commissions from insurance companies based on premium volume goals and/or the loss experience of the insurance placed with the insurance company.

The Company records fees for consulting and administrative services over the period in which services are rendered.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records fees and/or commissions related to benefit enrollment services when earned. The Company considers the earnings cycle complete when it has substantially completed its obligations under the service contract, it can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment the Company records an estimate of first year fee and/or commission income less an estimate of policy cancellations.

The Company maintains an allowance for bad debts and estimated policy cancellations based on its premiums and commissions receivable. The policy cancellations component represents a reserve for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowance is determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. The Company periodically reviews the adequacy of the allowance and makes adjustments as necessary. Future additions to the allowance may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or the Company’s clients’ financial condition.

The Company recognizes investment income as earned.

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

The use of premiums collected from clients but not yet remitted to insurance companies is restricted by law in certain states in which the Company’s subsidiaries operate. These unremitted amounts are reported as fiduciary funds–restricted cash, with the related liability reported as premiums payable to insurance companies in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are expensed as incurred. The Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Under those circumstances, if the fair value was less than the carrying amount of the asset, a loss would be recognized for the difference.

Depreciation of furniture and equipment is recorded using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the life of the asset or the remaining lease term. Assets recorded under capital leases are amortized using the straight-line method over the lesser of the life of the asset or the term of the related lease.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Intangible assets represent expiration rights and non-compete agreements. Expiration rights are records and files obtained from acquired businesses that contain information on insurance policies, clients, and other information that is essential to policy renewals.

For significant acquisitions, we obtain an independent appraisal of the fair value of intangible assets acquired. The Company utilizes a methodology based on an estimate of discounted future cash flows derived from acquired client lists and attrition rates to estimate the fair value of the expiration rights and other intangible assets at the date of the acquisition. Expiration rights are amortized on a straight-line basis over their estimated lives of five to ten years (with ten years used in most cases), based on historical attrition that has generally been consistent year over year. Non-compete agreements are typically valued at their stated contractual amount and are amortized on a straight-line method over the terms of the agreements, which range from four to seven years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 25 years. The Company tests goodwill for impairment at least once per year, or if circumstances require, more frequently, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any (see Note 3–Goodwill and Other Intangible Assets).

Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (collectively SFAS No. 148), establishes accounting and disclosure requirements using the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25. Under the intrinsic value method, compensation cost is recognized only to the extent the fair market value of the stock at grant date is in excess of the amount that the employee must pay to acquire the stock.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on the Company’s operating results and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based compensation.

	Year Ended December 31
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income (loss), as reported	$35,529	$(2,815)	$(96,483)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	(404)	1,824
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,635)	(3,133)	(1,824)

Pro forma net income (loss)	$32,894	$(6,352)	$(96,483)

Earnings per share—basic:
As reported	$0.78	$(2.43)	$(156.13)

Pro forma	$0.72	$(2.83)	$(156.13)

Earnings per share—diluted:
As reported	$0.77	$(2.43)	$(156.13)

Pro forma	$0.71	$(2.83)	$(156.13)

The pro forma disclosures above only include the effect of options granted subsequent to October 25, 2002, the Company’s initial public offering date. Accordingly, the effects of applying the SFAS No. 148 pro forma disclosures to future periods may not be indicative of future effects.

The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for 2003 and 2002:

	2003	2002
Risk-free interest rate	3.55%	4.00%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	0.27	0.26
Weighted-average expected life of option	6 years	6 years

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

Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities using enacted rates in effect for the year the differences are expected to reverse. In 2003, the Company eliminated the valuation allowance because it is more likely than not that all of the net deferred tax assets will be realized in the near future.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Cash and cash equivalents, fiduciary funds, premiums and commissions receivable, premiums payable to insurance companies, other current liabilities, current portion of long-term debt and long-term debt are considered financial instruments. Due to the short duration of certain financial instruments, specifically cash and cash equivalents, fiduciary funds, premiums and commissions receivable, premiums payable to insurance companies, other current liabilities and current portion of long-term debt, the carrying amounts approximate fair value. For long-term debt, the Company uses the present value of future cash flows, discounted at the Company’s current incremental rate of borrowing on similar debt, to ascertain a fair value. The fair value of the Company’s long-term debt approximates the carrying value of such debt because substantially all of the borrowings are at floating interest rates.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior years amounts have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. The Company adopted SFAS No. 145 on January 1, 2003 with no significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” (EITF 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which resulted in immaterial timing differences of when certain costs related to exit or disposal activities were recognized in 2003.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. FIN 45’s disclosure requirements were effective for all guarantees, regardless of initiation date, for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued, renewed or modified after December 31, 2002. The Company reviewed its contractual

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements and concluded that it had no such material guarantees requiring recognition or disclosure pursuant to FIN 45 as of December 31, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure used for business purposes that has (i) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated support from other parties, (ii) a group of equity owners that do not have the authority to make decisions about the entity’s activities, or (iii) equity holders that do not absorb the entity’s losses or receive the residual returns of the entity. For new entities, FIN 46 was effective January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. Subsequently, in December 2003, the FASB issued a revision of FIN 46 (FIN 46R), which replaced FIN 46, to address certain technical corrections and implementation issues that have arisen. The adoption of FIN 46R had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of a company and have characteristics of both liabilities and equity. SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. On July 1, 2003, in connection with the effective date of SFAS No. 150, the Company reviewed the classification of its redeemable common stock and reclassified these shares to common stock and additional paid-in-capital. Additionally, the Company separately recognized the value of the put rights in liabilities (see Note 7—Redeemable Securities). The Company did not issue or modify any instruments after May 31, 2003.

2.    Acquisitions

During 2003, the Company acquired the stock of four insurance brokerage operations and the assets and certain liabilities of two insurance brokerage operations. The aggregate purchase price of $43,770,000 included shares of the Company’s common stock and restricted stock valued at $21,341,000, cash of $15,699,000 and notes payable of $6,730,000. Common shares issued by the Company, including restricted stock, in connection with these acquisitions were valued at an amount approximating the fair market value based on an average daily closing price over a short period of time just prior to the effective date of the acquisition. The following amounts were allocated to covenants-not-to-compete, expiration rights and net tangible liabilities, respectively: $1,970,000, $17,873,000, and $5,346,000; and the balance of $29,273,000 was recognized as goodwill. Expiration rights and covenants-not-to-compete are being amortized over 10 and 7 years, respectively. All acquisitions were made within the Company’s Insurance Brokerage segment.

During 2002 and 2001, the Company made no acquisitions.

The acquisitions were all accounted for using the purchase method, and their related net assets and results of operations are included in the Company’s consolidated financial statements from their respective acquisition dates forward. The Company’s acquisitions frequently have provisions for a reduction in consideration if the acquired company does not meet future financial results. Additionally, the acquisitions frequently have provisions for contingent additional consideration if the acquired company achieves future financial targets. Additional or reduced consideration related to acquisition contingency provisions is recorded as an adjustment to goodwill when the contingency is resolved. In 2003 and 2002, an aggregate of $7,143,000 and $10,583,000, respectively, was recorded as additional consideration for acquisitions completed in prior years. In 2001 there were no significant adjustments to the original purchase price of acquisitions.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the estimated unrecorded future contingent payments related to acquisitions totals $10,696,000.

The basic structure for an acquisition by the Company generally includes employment agreements with the employee shareholders of the acquired company. Compensation under these agreements is generally in the form of a guaranteed salary plus an incentive-based bonus. Such amounts are expensed as incurred.

All acquisitions require approval of our board of directors and, if greater than $1.5 million in aggregate purchase price, also require bank approval.

3.    Goodwill and Other Intangible Assets

A reconciliation of reported income (loss) from continuing operations to adjusted net income (loss) from continuing operations and related basic and diluted earnings per share had SFAS No. 142 been applied beginning January 1, 2001 is as follows for the years ended December 31:

	2003	2002	2001
	(Dollars in thousands, except per share data)
Reported income (loss) from continuing operations	$35,316	$10,936	$(34,677)
Amortization of goodwill, net	—	—	8,182

Adjusted income (loss) from continuing operations	$35,316	$10,936	$(26,495)

Reported income (loss) from continuing operations per share— basic	$0.78	$(0.87)	$(74.16)
Amortization of goodwill, net	—	—	10.85

Adjusted income (loss) from continuing operations per share— basic	$0.78	$(0.87)	$(63.31)

Reported income (loss) from continuing operations per share— diluted	$0.77	$(0.87)	$(74.16)
Amortization of goodwill, net	—	—	10.85

Adjusted income (loss) from continuing operations per share— diluted	$0.77	$(0.87)	$(63.31)

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Insurance brokerage	Specialized benefits services	Corporate	Total
	(Dollars in thousands)
December 31, 2001	$116,072	$26,283	$34,438	$176,793
Goodwill acquisitions/adjustments	3,931	4,922	2,464	11,317

December 31, 2002	120,003	31,205	36,902	188,110
Goodwill acquisitions/adjustments	32,097	1,424	3,606	37,127

December 31, 2003	$152,100	$32,629	$40,508	$225,237

The adjustments to goodwill relate primarily to acquisitions and contingent purchase price payments on previous acquisitions. The Company records contingent purchase price payments as adjustments to goodwill when resolved.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003 and 2002, the Company completed its annual impairment test and concluded that that the fair value of its net assets including goodwill exceeded its carrying value determined on a segment basis, hence no impairment charges were recorded for the years ended December 31, 2003 and 2002, respectively.

The Company’s amortizable intangible assets by asset class are as follows at December 31:

	Gross carrying value	Accumulated amortization	Net carrying value	Amortization period
	(Dollars in Thousands)
2003
Expiration rights	$199,549	$(113,339)	$86,210	10 years
Covenants not-to-compete	40,646	(36,622)	4,024	7 years
Other	3,443	—	3,443	5 years

Total	$243,638	$(149,961)	$93,677

2002
Expiration rights	$178,911	$(94,615)	$84,296	10 years
Covenants not-to-compete	38,671	(33,951)	4,720	7 years
Other	3,701	(697)	3,004	5 years

Total	$221,283	$(129,263)	$92,020

At December 31, 2003, other intangible assets are comprised of deferred financing costs related to the Company’s credit facility—see Note 5—Long-Term Debt. In 2003 and 2002, the Company charged $1,894,000 and $2,437,000 to interest expense for the amortization of these costs.

The amortization expense for amortizable intangible assets for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $20,345,000, $17,081,000, $13,871,000, $10,977,000 and $8,631,000, respectively.

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

Due to deteriorating operating results with low margins and high capital expenditure requirements, in the fourth quarter of 2001, the Company recorded a $46,900,000 impairment charge against goodwill and expiration rights related to its discontinued operations (see Note 17—Discontinued Operations).

4.    Property and Equipment

Property and equipment consists of the following as of December 31:

	2003	2002
	(Dollars in thousands)
Furniture and equipment	$61,110	$54,596
Leasehold improvements	9,093	7,345

	70,203	61,941
Less accumulated depreciation	(49,523)	(40,980)

Property and equipment, net	$20,680	$20,961

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long-Term Debt

Long-term debt consists of the following as of December 31:

	2003	2002
	(Dollars in thousands)
Senior Credit Facility:
Term loan	$124,688	$29,521
Revolving credit facility	—	56,075
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009 at interest rates from 7% to 10%	24,911	35,880
CNA Pro Finite Risk Policy	—	3,028
Zurich term loan	3,000	3,000
Other long-term debt, primarily capital leases	7,422	9,331

Total debt	160,021	136,835
Current portion of long-term debt	(18,725)	(32,871)

Long-term debt	$141,296	$103,964

Substantially all of the assets of the Company are pledged as collateral against long-term debt.

In August 2003, the Company completed a $155,000,000 senior secured credit facility with several lending institutions that replaced a $200,000,000 credit facility that was to expire on September 17, 2004. The credit facility is structured as follows: a $30,000,000 revolving credit facility maturing in August 2007, and a $125,000,000 term loan, payable in quarterly installments that commenced on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to (i) repay all amounts under the previously existing credit facility, (ii) repay a portion of certain notes issued for acquisitions, (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility, and (iv) for general corporate purposes. The Company incurred approximately $3,766,000 in fees and expenses related to the credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, as a result of repaying the previously existing credit facility, the Company recorded an expense of $4,049,000 in the third quarter of 2003 related to the early extinguishment of debt. The expense reflected the prepayment penalty and the write-off of remaining deferred financing costs.

Borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 4.13% at December 31, 2003.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poors and Moody’s Investors Service credit rating services at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.50% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At December 31, 2003, availability under the revolving credit facility was reduced by $1,725,000 for outstanding letters of credit.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The credit facility contains various limitations, including limitations on the payment of dividends and other distributions to stockholders, borrowings and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees the obligations of the Company under the credit facility. As of December 31, 2003 the Company is in compliance with all such covenants.

On October 25, 2002, the Company completed its IPO of 9,000,000 shares at a price of $10.00 per share. The cash proceeds of the offering after the underwriting discount were $83,700,000. After deducting offering expenses of $5,264,000 the Company used $78,436,000 to pay down indebtedness under the previous credit facility. In connection with the debt repayment, the Company wrote off $1,950,000 in deferred financing costs, which was recorded in the fourth quarter of 2002.

In April 2002, after the Company completed the sale of USIA, discussed further in Note 17—Discontinued Operations, the Company repaid $16,300,000 of the term loan. In connection with the debt repayment, the Company wrote-off $660,000 in deferred financing costs, which was recorded in the second quarter of 2002.

In May 2001, the Company entered into a term loan with Zurich Services Corporation (Zurich) in the amount of $3,000,000. The principal amount has a maturity date of September 20, 2004, and bears interest based on the prime rate plus 0.50%, or 4.5% at December 31, 2003.

At December 31, 2003, future maturities of long-term debt, including obligations under capital leases, were as follows (dollars in thousands):

Year
2004	$18,725
2005	10,946
2006	5,678
2007	3,239
2008	121,124
Thereafter	309

Total future maturities of debt	$160,021

6.    Stockholders’ Equity

As of December 31, 2003, the authorized capital stock under the Company’s certificate of incorporation was 397,000,000 shares, of which 300,000,000 shares were voting common stock, par value $0.01 per share, 10,000,000 shares were non-voting common stock, par value $0.01 per share, and 87,000,000 shares were voting preferred stock, par value $0.01 per share.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

At December 31, 2003, the Company had approximately 46,681,000 shares of voting common stock and zero shares of non-voting common stock outstanding.

On October 25, 2002, the Company completed its IPO of 9,000,000 common shares at a price of $10.00 per share (see Note 5—Long-Term Debt).

Upon consummation of the Company’s IPO, all outstanding shares of preferred stock were split adjusted (two-for-five reverse stock split) and converted into approximately 23,083,000 shares of the Company’s common stock. The accretion dividends, with respect to the preferred stock, were converted to approximately 9,112,000 shares of the Company’s common stock at the IPO price of $10.00 per share.

Preferred Stock

At December 31, 2003, the Company had no shares of preferred stock outstanding. As noted above, upon the consummation of the Company’s IPO, all outstanding shares of preferred stock were converted into the Company’s common stock, and the related accretion dividends were converted to the Company’s common stock at the IPO price of $10.00 per share (see Footnote 7—Redeemable Securities).

The following table summarizes certain information about the Company’s preferred stock at December 31, 2003, 2002 and 2001:

	Par	Shares authorized	Shares issued and outstanding	Aggregate liquidation preference
	(Amounts in thousands, except per share data)
December 31, 2003	$0.01	87,000	—	$—
December 31, 2002	$0.01	87,000	—	$—
December 31, 2001	$0.01	77,117	56,788	$435,299

Warrants

In September 1999, Series W stockholders were issued warrants convertible into shares of Series W preferred stock. As of December 31, 2003, 6,250,002 warrants were outstanding and exercisable into an aggregate of 2,499,997 shares of common stock at an exercise price of $15.00 per share. The warrants expire on September 17, 2004.

7.    Redeemable Securities

Common Stock

Upon consummation of the IPO, all redeemable preferred stock, for which the holders still had put rights, was converted to common stock. After the conversion, the holders of the redeemable preferred stock retained the right to put their common stock to the Company upon the occurrence of certain events as described below.

The individuals who hold the put rights may, in the event of death, disability or involuntary termination, put to the Company the number of shares owned by them having a fair market value equal to their original investment in those shares. The put rights generally continue as long as the original holders own the stock and remain employed by the Company. The put rights are not transferable. Therefore, if these original holders sell any of the stock, the put rights with respect to the shares sold are extinguished.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The original issuance cost of $21,302,000 is reported as redeemable common stock in the accompanying 2002 balance sheet. Since the Company is obligated to repurchase shares from its employees only in an amount equal to their original issuance cost, changes in the fair value of such shares are not required to be recognized in the Company’s statements of operations or stockholders’ equity.

On July 1, 2003, in conjunction with the effective date of SFAS No. 150, the Company reviewed the classification of its redeemable common stock and reclassified these shares to common stock and additional paid-in capital. Additionally, the Company separately recognized the fair value of the put rights in liabilities (see Note 1—“Nature of Operations and Summary of Significant Accounting Policies”).

Redeemable Common Stock Warrants

Warrants to purchase 739,999 shares of the Company’s voting common stock, issued in conjunction with a 1996 senior subordinated debt offering that was repaid in 1999 were outstanding and exercisable at December 31, 2002. In 2002, the holders of the warrants agreed to terminate the put rights associated with the common stock warrants concurrent with the consummation of the IPO. The Company had the right, which it did not exercise, to repurchase all, but not less than all, the warrants issued in 1996 and shares issuable upon the exercise of these warrants until January 2003. The warrants expired on March 14, 2003. Since prior to the termination of the put rights, the holders had the right to put the warrants or warrant shares back to the Company, the change in the value of the warrants is reported in the accompanying statements of operations. The value of the warrants was $230,000 at December 31, 2002. Since the put rights were terminated, the value of the warrants was transferred from redeemable common stock to common stock in the fourth quarter of 2002. The change in the value of the warrants was $(4,070,000) and $1,406,000 for the years ended December 31, 2002 and 2001, respectively.

Redeemable Preferred Stock

Upon consummation of the IPO, all redeemable preferred stock was converted to common stock.

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

In connection with the series N preferred stock purchase by CBC (which was subsequently transferred to CBD, along with all the related put rights), the Company granted CBC the right to put the preferred stock back to the Company upon the occurrence of certain events surrounding material changes in ownership of the Company.

The change in the put price is recorded as an adjustment to retained deficit and is reflected as an adjustment to the net loss in the computation of basic and diluted earnings per share (EPS) in 2002 and 2001. The change in the put price recorded as an adjustment to the Company’s accumulated deficit was $(138,000) and $138,000 the years ended December 31, 2002 and 2001, respectively.

Upon consummation of the IPO, the puts rights were terminated and the redeemable preferred stock was converted to shares of common stock.

8.    Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) Plan covering substantially all employees with at least six months of service. Under the 401(k) Plan, the first 4% of a participant’s contribution will be eligible for a discretionary

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employer match of $0.75 for each dollar contributed. The maximum employer match is 3% of a participant’s annual compensation.

Following an acquisition, the Company may maintain the existing savings plans of acquired entities for a short period of time. During 2003, 2002 and 2001, a number of such plans were maintained by the Company, all of which have been or will be merged into the Company’s 401(k) Plan.

Company contributions to all 401(k) plans for 2003, 2002 and 2001 were $2,913,000, $3,527,000 and $3,374,000, respectively.

2002 Equity Incentive Plan

The Company’s Board of Directors and a requisite majority of the stockholders approved a new 2002 Equity Incentive Plan (EIP) that became effective and replaced the Long-Term Incentive and Share Award Plan with the consummation of the IPO. The EIP has reserved up to 10,270,000 shares of the Company’s common stock for issuance to directors, executive officers, employees and non-employee contributors.

The EIP provides for the direct award of shares of the Company’s common stock or stock units, the sale of shares of the Company’s common stock and for the grant of options to purchase shares of the Company’s common stock. Options granted under the EIP may be non-qualified or incentive stock options. See Note 9—Stock Option Plan.

Upon the consummation of the IPO, approximately 104,000 shares of restricted stock, which were fully vested, were granted to nine executive officers with a value of $1,042,000 that was recorded as an expense in the fourth quarter of 2002.

Employee Stock Purchase Plan

The Company adopted the Employee Stock Purchase Plan (ESPP) effective on the consummation of the IPO. The ESPP is intended to promote broad-based employee stock ownership within the Company. The ESPP provides for the purchase of up to 1,600,000 shares of the Company’s common stock by its employees. The Company may deliver repurchased and/or newly issued shares under this plan. Eligible employees are entitled to purchase the Company’s common stock at a 15% discount, contributing a maximum of 20% of their gross compensation. Shares issued under the plan were 97,807 and 25,000 in 2003 and 2002, respectively. All shares purchased under this plan must be retained for a period of one year.

Long-Term Incentive and Share Award Plan

As noted above, the EIP replaced the Long-Term Incentive and Share Award Plan. SARs held by former employees were settled in cash. SARs held by current employees and consultants were either exchanged for stock options or common stock or paid out in a combination of cash and common stock. In the fourth quarter of 2002, the Company recorded a charge of $1,269,000 related to the SAR exchange.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain information about the Company’s Incentive Plan:

	SARs outstanding	Reference prices per share
	(Amounts in thousands, except per share data)
January 1, 2001	2,750
SARs granted	523	$15.50
SARs redeemed	(7)	$0.02
SARs canceled	(73)	$0.03-18.75

December 31, 2001	3,193
SARs granted	310	$17.50
SARs redeemed	(459)	$0.03-17.00
SARs canceled	(224)	$0.03-18.75
SARs converted to options	(2,820)	$7.50-20.63

December 31, 2002	—

Compensation expense, or a reduction of compensation expense, for SARs was recorded based on the change in fair value of the Company’s common stock from grant date to each balance sheet date. Reference prices are equal to the estimated fair value of the Company’s common stock at the grant date. Compensation expense, or a reduction of compensation expense, in 2003, 2002 and 2001 related to the SARs was zero, $(2,995,000) and $3,092,000, respectively.

9.    Stock Option Plan

As discussed in Note 8—Employee Benefit Plans, the Company sponsors the 2002 Equity Incentive Plan.

The Company has granted non-qualified stock options to officers, employees and non-employee directors of the Company and its subsidiaries. The options are primarily granted at the fair value of the underlying shares at the date of grant. Options granted under the non-qualified plan become fully exercisable at the end of four years of continued employment. Options expire ten years from the date of grant, or earlier in the event of termination of the employee.

The following is a summary of all of the Company’s stock option activity and related information:

	Shares under option	Weighted average exercise price
	(Amounts in thousands, except exercise price data)
January 1, 2002:	—	$—
Granted	5,863	10.00
Exercised	—	—
Canceled	(2)	10.00

December 31, 2002	5,861	10.00
Granted	399	10.51
Exercised	(88)	9.84
Canceled	(259)	10.01

December 31, 2003	5,913	$10.04

Exercisable at end of year	2,861	$10.00

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were 4,107,000 options available for future grant at December 31, 2003. The range of exercise prices of options outstanding at December 31, 2003 was $7.50 to $12.02.

The weighted-average fair value of options granted during the year was $3.57 and $3.43 for 2003 and 2002, respectively. The weighted-average contract life of options outstanding at December 31, 2003 and 2002 was 9 and 10 years, respectively.

On November 27, 2002, the Company exchanged all SARs for stock options under the 2002 Equity Incentive Plan, which totaled 2,820,000 shares. In connection with this exchange, the Company recorded $1,269,000 of compensation expense in the fourth quarter of 2002 and is reported as the value of stock options exchanged for stock appreciation rights in the accompanying 2002 statements of operations. The stock options under the SARs exchange were vested if the SARs for which they were exchanged were vested.

10.    Income Taxes

For the years ended December 31, the provision (benefit) for income taxes related to continuing operations consists of the following:

	2003	2002	2001
	(Dollars in thousands)
Current provision:
Federal	$1,180	$183	$(1,113)
State	3,080	1,764	1,659

Total current provision	4,260	1,947	546
Deferred tax expense (benefit):
Federal	9,173	(10,175)	(11,222)
State	199	(1,796)	(1,980)

Total deferred tax expense (benefit)	9,372	(11,971)	(13,202)
Change in valuation allowance	(17,517)	9,506	8,011

Total income tax benefit	$(3,885)	$(518)	$(4,645)

In the fourth quarter of 2003, upon determination that it is more likely than not that the Company’s deferred tax asset will be realized in future periods, the Company reversed the valuation allowance for its net deferred tax asset. This determination was made based on the Company’s profitability since the IPO, the positive impacts of the Company’s new credit facility and on management’s expectations of the Company’s ability to realize the benefits of its deferred tax asset in the future.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes recorded by the Company related to continuing operations differ from the amounts computed by applying the statutory U.S. federal tax rate to the income (loss) before income taxes. Significant reconciling items are as follows:

	2003		2002		2001
	(Dollars in thousands)
Expected provision (benefit)	$11,001	35.0%	$3,542	34.0%	$(13,369)	(34.0)%
Recognized net operating loss, future deductions and credits	—	—	(4,624)	(44.4)	—	—
Purchase price adjustment	—	—	(2,465)	(23.7)	—	—
Non-deductible goodwill	—	—	—	—	2,879	7.3
Increase in net operating loss	—	—	(7,419)	(71.2)
Change in valuation allowance	(17,517)	(55.7)	9,506	91.2	8,011	20.4
Tax effect of elimination of intercompany revenues and expenses	—	—	—	—	(2,416)	(6.1)
State income and capital based taxes, net of federal tax (benefit)	2,128	6.7	1,764	16.9	(1,264)	(3.2)
Non-deductible meals and entertainment	565	1.8	623	6.0	650	1.7
Interest expense on common stock warrants	—	—	(1,628)	(15.6)	478	1.2
State net operating loss	—	—	—	—	289	0.7
Recovery of income taxes	—	—	—	—	(965)	(2.5)
Other	(62)	(0.2)	183	1.8	1,062	2.7

Total income tax benefit	$(3,885)	(12.4)%	$(518)	(5.0)%	$(4,645)	(11.8)%

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of temporary differences between the values recorded for financial reporting purposes and values utilized for measurement in accordance with current tax laws. The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) from continuing operations at December 31 are as follows:

	2003	2002
	(Dollars in thousands)
Current deferred tax assets:
Allowance for bad debts and policy cancellations	$779	$929
Accrued compensation	989	820
Accrued severance	506	1,261
Accrued errors and omissions	1,398	1,042
Net operating loss carry-forward	8,346	—
Alternative minimum tax credit carry-forward	790	—
Other	617	702

Current deferred tax assets	13,425	4,754
Valuation allowance	—	(4,754)

Net current deferred tax assets	$13,425	$—

Non-current deferred tax assets (liabilities):
Intangible assets	$(11,303)	$(10,348)
Retention agreements	2,140	2,281
Fixed assets	(1,122)	(697)
Notes receivable	(73)	1,974
Net operating loss carry-forward	—	16,797
Deferred rent	553	991
Accrued compensation	917	1,034
Charitable contribution carry-forward	533	517
Other	107	214

Non-current deferred tax assets (liabilities)	(8,248)	12,763
Valuation allowance	—	(12,763)

Net non-current deferred tax liability	$(8,248)	$—

At December 31, 2003, the Company had a net operating loss carry-forward of approximately $22,584,000 for federal tax purposes that will expire during the period 2011 through 2022. In addition, as a result of certain acquisitions, the Company had a preacquisition net operating loss carry-forward of approximately $1,261,000. To the extent not utilized earlier, the pre-acquisition net operating loss has expiration dates from 2011 through 2013.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Lease Commitments

The Company leases various facilities and equipment under non-cancelable operating leases. These leases generally contain renewal and/or purchase options and escalation clauses. Minimum aggregate rental commitments at December 31, 2003, under non-cancelable operating leases having an initial term of more than one year, are as follows:

Year	Amount
(Dollars in thousands)
2004	$14,229
2005	12,773
2006	9,580
2007	7,293
2008	5,614
Thereafter	6,806

Total future minimum lease payments	$56,295

Total rental expense in 2003, 2002 and 2001 was approximately $15,595,000, $14,418,000 and $15,984,000, respectively.

12.    Related Party Transactions

At December 31, 2003, five insurance carriers were stockholders of the Company. For the year ended December 31, 2003, commissions earned on policies placed through these insurance carriers were approximately $34,401,000. At December 31, 2002 and 2001 seven insurance carriers were stockholders of the Company. For the years ended December 31, 2002 and 2001, commissions earned on policies placed through these insurance carriers were approximately $43,644,000 and $34,958,000, respectively.

The Company paid approximately $1,198,000, $2,240,000 and $1,144,000 to JP Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., in fees relating to financing and other professional services for the years ended December 31, 2003, 2002 and 2001, respectively. JP Morgan Chase Bank is the syndicating agent and a significant participant on the existing credit facility which includes the $30,000,000 revolving credit facility and the $125,000,000 term loan (see Note 5—Long-Term Debt). CBD and JP Morgan Partners are affiliates of J.P. Morgan Chase & Co. and JP Morgan Chase Bank, and are stockholders of the Company.

On December 21, 2001, the Company entered into a service agreement with Ceridian Corporation (Ceridian), a stockholder of the Company, whereby Ceridian was to provide certain administrative services to the Company and its customers. The service agreement with Ceridian included a provision whereby Ceridian could recover up to $1,182,000 in conversion costs if their revenue from administrative services provided to the Company’s customers failed to meet specific semi-annual requirements. The Company determined that it was probable that the revenue targets would not be met and, accordingly, reserved for $1,182,000 in the fourth quarter of 2002. In March 2002, the original service agreement was amended due to our announcement to sell USIA (see Note 17-Discontinued Operations). The amendment eliminated USIA as a party to the service agreement, which resulted in the accrual of an additional $990,000 in termination costs.

In May 2001, the Company entered into a term loan agreement with its affiliate Zurich Services Corporation (see Note 5—Long-Term Debt). Zurich is a stockholder of the Company.

Additionally, a majority of the Company’s acquisition-related debt is payable to current employees of the Company.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Business Concentrations

For the year ended December 31, 2003, a substantial portion of the Company’s commissions and fees were received from clients in the states of New York and California. Accordingly, the occurrence of adverse economic conditions or an adverse regulatory climate in New York or California could have a material adverse effect on the Company. However, the Company believes, based on its diversified customer base and product lines within the states it operates in, that there is minimal risk of a material adverse occurrence due to the concentration of operations in New York and California.

14.    Segment Reporting

The Company has three reportable segments: insurance brokerage, specialized benefits services and corporate. The Company’s reportable segments are separately managed strategic business units that offer different products and services to different target markets.

In connection with the decision to discontinue the operations of USIA, the Company renamed its administration and other services segment the specialized benefits services segment. The insurance brokerage segment offers general and specialty property and casualty and employee benefit-related insurance. The specialized benefits services segment offers health and welfare products, retirement services such as 401(k) plan administration and defined benefit actuarial services, benefits enrollment and communication, executive benefits and other related consulting services. The corporate segment is responsible for managing the following: acquisition processes, marketing, human resources, legal, capital, financial and reporting.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the income (loss) from continuing operations before income taxes for the years ended December 31, 2003, 2002 and 2001.

	Insurance brokerage	Specialized benefits services	Corporate	Total
	(Dollars in thousands)
2003
Revenues	$301,709	$52,560	$533	$354,802
Expenses	215,737	42,281	19,669	277,687
Depreciation and amortization	24,252	5,184	2,090	31,526
Interest	1,560	841	7,708	10,109
Early retirement of debt	—	—	4,049	4,049

Income (loss) from continuing operations before income taxes	$60,160	$4,254	$(32,983)	$31,431

2002
Revenues	$274,267	$53,310	$619	$328,196
Expenses	205,907	43,583	20,271	269,761
Change in value of stock appreciation rights	—	—	(2,995)	(2,995)
Value of stock options exchanged for stock appreciation rights	—	—	1,269	1,269
Grant of restricted stock	—	—	1,042	1,042
Change in value of redeemable common stock warrants	—	—	(4,070)	(4,070)
Depreciation and amortization	23,766	5,674	2,939	32,379
Interest	2,716	1,326	13,740	17,782
Early retirement of debt	—	—	2,610	2,610

Income (loss) from continuing operations before income taxes	$41,878	$2,727	$(34,187)	$10,418

2001
Revenues	$258,094	$53,042	$443	$311,579
Expenses	214,129	40,143	22,314	276,586
Change in value of stock appreciation rights	—	—	3,092	3,092
Change in value of redeemable common stock warrants	—	—	1,406	1,406
Depreciation and amortization	34,079	6,536	5,111	45,726
Interest	2,736	1,366	19,989	24,091

Income (loss) from continuing operations before income taxes	$7,150	$4,997	$(51,469)	$(39,322)

The total assets by segment at December 31 are as follows:

	2003	2002
	(Dollars in thousands)
Segment assets:
Insurance brokerage	$524,046	$461,903
Specialized benefits services	81,740	82,702
Corporate	63,973	33,809

Total assets for use in continuing operations	669,759	578,414
Assets held for discontinued operations (Note 17)	288	1,092

Total Assets	$670,047	$579,506

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Contingencies

The Company is subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance. On the basis of present information, anticipated insurance coverage and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Near North Insurance Litigation.    In October 2002, a group of plaintiffs who are affiliated companies and competitors of the Company in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers and employees who previously worked for the plaintiff, various other third party individuals, and an insurance brokerage. Plaintiff’s complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for among other things tortuous interference with clients, violation of state trade secrets laws, and civil conspiracy. The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against the Company and its officers and employees for failing to meet Illinois pleading requirements, and the court gave plaintiffs an additional opportunity to attempt to meet those requirements.

In December 2003, plaintiffs filed an amended complaint, and the Company has filed another motion to dismiss all claims asserted against the Company and its officers and employees based on several grounds including the grounds previously accepted by the court.

The Company is vigorously defending this action as it believes the plaintiff’s allegations against the Company have no merit.

USIA Litigation Matters.    In 1997 and 1998, USIA, through its former subsidiary division Benefit Plan Administrators, Inc., (BPA), was the third-party administrator of health benefits for the employees of Nassau County, New York. In October 2001, the United States Attorney brought an indictment against several individuals, including the former CEO of BPA, alleging possible wrongdoing in the procurement and administration of contracts for third-party health care administrative services for employees of Nassau County. The Company and USIA, from the outset, cooperated fully with this investigation. Based on the facts and the cooperation of the Company and USIA in the government’s investigation, the United States Attorney issued a press release in October 2001 that included, among other matters, a statement that neither the Company nor USIA was responsible for any wrongdoing alleged in the indictment. In March 2002, a second superseding indictment was made public. The second superseding indictment added income tax evasion charges against several people, including the former CEO of BPA, and accused him of causing the Company to file false tax returns. In July 2003, the former CEO of BPA was charged in a new indictment with violating certain tax and currency transaction reporting laws. A superseding tax indictment was filed in October 2003. The Company cooperated fully in this investigation and none of the Company, USIA or any current management or employees was informed that such person was a target of this new investigation. The trial on these tax charges resulted in a conviction against the former CEO of BPA on all charges. On January 27, 2004, the former CEO of BPA pleaded guilty to conspiracy to bribe a Nassau County official and to launder money, which fully resolved this matter. After discussions with outside counsel, the Company understands that all of the matters addressed above are now fully resolved with no liability to the Company, USIA or any of its current management or employees.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Efficiency Initiative and Other Accruals

In an effort to reduce operating expenses, in 2002 and 2001, the Company recorded charges of $5,511,000 and $9,642,000, respectively, related to future compensation costs for terminated employees, future producer compensation restructuring and future lease costs for terminated office leases. Additionally, in 2003, the Company recorded a charge of $396,000 for severance costs related to its corporate office move from San Francisco to New York.

The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated employee severance liability	Producer compensation restructuring liability	Terminated office lease costs liability	Total
	(Dollars in thousands)
December 31, 2000	$2,979	$—	$528	$3,507
Efficiency initiative charges	4,738	2,951	1,953	9,642
Used in year	(3,293)	(88)	(632)	(4,013)

December 31, 2001	4,424	2,863	1,849	9,136
Efficiency initiative charges	3,563	1,832	116	5,511
Used in year	(5,725)	(2,802)	(1,180)	(9,707)

December 31, 2002	2,262	1,893	785	4,940
Other charges	396	—	—	396
Used in year	(2,149)	(1,620)	(697)	(4,466)

December 31, 2003	$509	$273	$88	$870

The employee termination benefits and the future producer compensation restructuring charges reflected above are included in compensation and employee benefits expenses in the accompanying statements of operations. The terminated office lease charges are included in other operating expenses in the accompanying statements of operations. Substantially all of the remaining liabilities will be paid by the end of 2004.

Retirement

In January 2002, the Company announced that Bernard H. Mizel, Chairman and Chief Executive Officer since the Company was founded in 1994, would retire. David L. Eslick, who had been President and Chief Operating Officer since July 1998, would succeed Mr. Mizel. In the first quarter of 2002, the Company took a compensation charge of $2,800,000 related to the retirement. This compensation charge consisted of $1,935,000 for severance, $295,000 for bonus and $570,000 for benefits.

17.    Discontinued Operations

In January 2002, the Company determined that USIA was no longer core to the Company’s mission, vision, or strategy and in April 2002, sold USIA for $19,900,000 to CBCA Inc. (CBCA). The Company received and recorded cash proceeds of $18,200,000 with the remaining consideration of $1,700,000 in the form of an account receivable. Of the $18,200,000 in cash proceeds, $16,300,000 was used to reduce the Company’s term loan and $1,900,000 was used to pay selling costs. The receivable was due to the Company no later than May 16, 2003. In connection with the sale, the Company recorded a pre-tax loss of $7,219,000 in the second quarter of 2002. The Company also received a $13,000,000 contingent note receivable, which became due in June 2003. The note receivable was contingent upon certain post-closing revenue and other adjustments included in the purchase agreement. The $13,000,000 note receivable was not recorded by the Company.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2003, the Company received and recorded cash proceeds of $3,250,000 in connection with the settlement of the $1,700,000 account receivable and the $13,000,000 note receivable. As a result of the terms of the settlement and after transaction costs, the Company recorded a gain in discontinued operations of $772,000 in the third quarter of 2003.

The assets and liabilities of discontinued operations at December 31 are as follows:

	2003	2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$259	$833
Premiums and commissions receivable	—	20
Other receivables	—	210
Other	29	29

Total Assets	$288	$1,092

Liabilities
Premiums payable to insurance companies	$—	$—
Accrued expenses	—	990
Current portion of long-term debt	—	—
Other	—	482

Total Liabilities	$—	$1,472

The results of operations of discontinued operations for the years ended December 31 are as follows:

	2003	2002	2001
	(Dollars in thousands)
Revenues	$776	$19,496	$74,751
Expenses
Compensation and employee benefits expenses	—	15,159	52,314
Other operating expenses	448	8,520	31,216
Amortization of intangible assets	—	792	5,775
Depreciation	—	1,257	3,886
Interest	—	300	947
Impairment of long-lived assets	—	—	46,900
Loss on sale of USIA	—	7,219	—

Total Expenses	448	33,247	141,038

Gain (loss) from discontinued operations	328	(13,751)	(66,287)
Income tax expense (benefit)	115	—	(4,481)

Income (loss) from discontinued operations	$213	$(13,751)	$(61,806)

In the fourth quarter of 2001, the Company determined that the intangible assets of USIA were impaired after considering USIA’s actual and projected operating results. Using undiscounted cash flows over the remaining amortization period, the Company estimated that the fair value of the long-lived assets of USIA approximated $22,500,000. The carrying amount of the long-lived assets approximated $69,400,000 prior to the impairment charge at December 31, 2001, so the Company wrote-off all existing goodwill of $37,500,000. Additionally, the Company reduced related expiration rights by $9,400,000. Together, these two write-offs resulted in the impairment charge of $46,900,000.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

USIA Litigation Matters

Fireman’s Fund Litigation.    During 1998 and 1999, USIA was insured under an errors and omissions policy issued by Fireman’s Fund. USIA asserted a claim for indemnification under the policy in the amount of $10,000,000 (the policy limit) plus the cost of defense for the Nassau County, New York litigation (see Note 15—Contingencies). In November 2001, USIA settled this litigation with Fireman’s Fund with the exchange of mutual releases of liability and a payment by Fireman’s Fund to USIA in the amount of $2,067,000. As a result of the settlement, the Company reduced its receivable for the claim by $7,933,000. This write-down is reflected in the results from discontinued operations included in the accompanying statement of operations for the year ended December 31, 2001.

Mutual of Omaha Litigation.    USIA, as the third-party administrator of health benefits for the employees of Nassau County, New York, placed stop-loss insurance with the Mutual of Omaha Insurance Company (Mutual). In 1999, Mutual brought an action against USIA asserting breach of contract, breach of warranty, fraud and negligent misrepresentation on the part of USIA arising out of contracts between Mutual and USIA. All claims in this litigation were settled pursuant to a settlement agreement dated as of November 30, 2001 and dismissed with prejudice pursuant to a stipulation of dismissal with prejudice filed with the court on December 17, 2001. Pursuant to the settlement agreement, USIA’s insurer, Fireman’s Fund, paid Mutual $2,216,667. No payment by USIA was required. However, as a result of the settlement in 2001, USIA wrote off a $1,000,000 commission receivable from Mutual recorded over a four-year period from 1995 through 1999. This write-off is reflected in the results from discontinued operations included in the accompanying statement of operations for the year ended December 31, 2001.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share giving effect to the reverse stock split (see Note 6):

	2003	2002	2001
	(Amounts in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$35,316	$10,936	$(34,677)
Income (loss) from discontinued operations, net of income tax	213	(13,751)	(61,806)

Net income (loss)	35,529	(2,815)	(96,483)
Change in aggregate liquidation preference of preferred stock	—	(18,708)	(21,099)
Change in redemption value of series N put rights	—	138	(138)

	—	(18,570)	(21,237)

Numerator for basic and diluted earnings per share–income (loss) available to common stockholders	$35,529	$(21,385)	$(117,720)

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	45,541	8,805	754
Dilutive effect of stock options and warrants using treasury stock method	487	—	—

Weighted-average shares outstanding used in calculation of diluted earnings per share	46,028	8,805	754

Earnings per share—basic:
Income (loss) from continuing operations	$0.78	$(0.87)	$(74.16)
Income (loss) from discontinued operations, net of income tax	—	(1.56)	(81.97)

Net income (loss)	$0.78	$(2.43)	$(156.13)

Earnings per share—diluted:
Income (loss) from continuing operations	$0.77	$(0.87)	$(74.16)
Income (loss) from discontinued operations, net of income tax	—	(1.56)	(81.97)

Net income (loss)	$0.77	$(2.43)	$(156.13)

Pro-forma net loss per share (basic and diluted) for the years ended December 31, 2002 and 2001, assuming the conversion of all preferred stock into common stock had taken place at the beginning of each year, would have been $(0.09) and $(3.42), respectively.

For additional disclosures regarding the aggregate liquidation preference of preferred stock and the series N put options (see Note 6—Stockholders’ Equity and Note 7—Redeemable Securities).

For the years ended December 31, 2002 and 2001 dilutive shares of 17,000 and 30,698,000, respectively, were not included in diluted weighted-average shares outstanding because the effects would have been

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

antidilutive. Additionally, for each of years ended December 31, 2003, 2002 and 2001, the 2,500,000 warrants were not included in diluted weighted-average shares outstanding because the effects would have been antidilutive.

19.    Selected Quarterly Financial Data (Unaudited)

	Three-Month Period Ended
	March 31	June 30	September 30	December 31(2)	Total
	(Dollars in thousands, except for per share data)
2003
Revenues:
Commissions and fees	$82,046	$85,647	$86,205	$98,416	$352,314
Investment income	513	600	770	605	2,488

Total revenues	$82,559	$86,247	$86,975	$99,021	$354,802

Income from continuing operations	$4,965	$7,646	$4,564	$18,141	$35,316

Per share data—basic:
Income from continuing operations(1)	$0.11	$0.17	$0.10	$0.39	$0.78

Per share data—diluted:
Income from continuing operations(1)	$0.11	$0.17	$0.10	$0.38	$0.77

2002
Revenues:
Commissions and fees	$76,539	$79,551	$78,888	$90,570	$325,548
Investment income	740	664	606	638	2,648

Total revenues	$77,279	$80,215	$79,494	$91,208	$328,196

Income (loss) from continuing operations	$(13,854)	$2,283	$11,687	$10,820	$10,936

Per share data—basic:
Income (loss) from continuing operations(1)	$(26.00)	$(4.51)	$8.18	$0.28	$(0.87)

Per share data—diluted:
Income (loss) from continuing operations(1)	$(26.00)	$(4.51)	$0.33	$0.28	$(0.87)

(1)	The quarterly earnings per share amounts, when added, may not coincide with the full year earnings per share reported on the Consolidated Statements of Operations due to differences in the computed weighted-average shares outstanding as well as rounding differences.
(2)	Revenues and income from continuing operations in the fourth quarter are generally higher than the preceding three quarters due primarily to the seasonality of business in our specialized benefits segment.

The net loss in the quarter ended March 31, 2002 was predominantly the result of the 2002 efficiency initiative charge of $5,511,000 (see Note 16—Efficiency Initiative and Other Accruals).

20.    Subsequent Events

On February 12, 2004, the Company filed a $300,000,000 universal shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which USI may offer up to $150,000,000 of USI securities in the future and selling shareholders may offer up to $150,000,000 of USI common stock in the future. Securities offered by USI may be common stock, preferred stock, debt securities, warrants to purchase common

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock, preferred stock or debt securities, stock purchase contracts, stock purchase units or any combination of such securities. Upon effectiveness of the registration, one or more of these securities may be offered in amounts, prices, and on terms to be announced when and if the securities are offered. The specifics of any future underwritten offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

On January 5, 2004, the Company announced that it had reached an agreement in principle to acquire all the issued and outstanding capital stock of Los Angeles, California based Dodge, Warren & Peters Insurance Services, Inc. (DWP). DWP provides retail property & casualty and employee benefits insurance brokerage services through its four offices in California. Terms of the transaction are subject to final negotiation and execution of definitive agreements. The consummation of the transaction is expected to occur in the second quarter of 2004.

In the first quarter of 2004, the Company completed a strategic review of the business units within its operating segments and effective January 1, 2004 reorganized the management and reporting of two business units within its Specialized Benefits Services segment into the Insurance Brokerage segment. The change was made based on the determination that these business units’ focus is on a similar target market and product set to that of the Insurance Brokerage segment. Beginning with the first quarter of 2004, the Company will report segment information under the new operating structure and prior periods will be reclassified to conform to the new presentation.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 16, 2003, the Audit Committee of our Board of Directors decided not to engage Ernst & Young LLP as our independent auditors and engaged Deloitte & Touche LLP to serve as our independent auditors for fiscal year 2003. This matter was previously reported by us on our Form 8-K filed with the SEC on September 22, 2003 and amended October 14, 2003.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Controls

As of December 31, 2003, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect that control.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

Item 11.    Executive Compensation

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Listing of Documents.

(1)	Financial Statements.

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2003. Please see the Index to Consolidated Financial Statements at Item 8 of this report.

(2)	Financial Statement Schedules.

(3)	Exhibits:

See Exhibit Table at the end of this Report.

(b)    Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the last quarter of the year ended December 31, 2003:

1.  Current Report on Form 8-K announcing the Company’s acquisition of BMI Insurance Services, Inc., filed on October 8, 2003.

2.  Current Report on Form 8-K/A reporting a change in certifying accountant to Deloitte & Touche LLP from Ernst & Young LLP, filed on October 14, 2003.

3.  Current Report on Form 8-K regarding our financial results for the quarter ended September 30, 2003, filed on October 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION (Registrant)

DATE: March 12, 2004	By:	/s/ DAVID L. ESLICK

	Name: Title:	David L. Eslick Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. ESLICK David L. Eslick	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2004

/s/ ROBERT S. SCHNEIDER Robert S. Schneider	Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ DAVID A. HESS David A. Hess	Vice President, Finance (Principal Accounting Officer)	March 12, 2004

/s/ RICHARD A. HAVERLAND* Richard A. Haverland	Director	March 12, 2004

/s/ THOMAS A. HAYES* Thomas A. Hayes	Director	March 12, 2004

/s/ RONALD E. FRIEDEN* Ronald E. Frieden	Director	March 12, 2004

/s/ L. BEN LYTLE* L. Ben Lytle	Director	March 12, 2004

/s/ ROBERT A. SPASS* Robert A. Spass	Director	March 12, 2004

/s/ ROBERT F. WRIGHT* Robert F. Wright	Director	March 12, 2004

*/s/ DAVID L. ESLICK Attorney-in-Fact		March 12, 2004

U.S.I. HOLDINGS CORPORATION

Exhibit Index

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated May 31, 1994.

3.2*	Amendment to Certificate of Incorporation of U.S.I. Holdings Corporation dated December 18, 1995.

3.3*	Amendment to Certificate of Incorporation of U.S.I. Holdings Corporation dated July 30, 1997.

3.4*	Amendment to Certificate of Incorporation of U.S.I. Holdings Corporation dated March 12, 1998.

3.5*	Amendment to the Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated July 9, 1998.

3.6*	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated July 12, 1999.

3.7*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated September 17, 1999.

3.8*	Amended and Restated By-laws of U.S.I. Holdings Corporation.

3.9*	Amendment to Amended and Restated By-laws adopted December 27, 2001.

3.10*	Certificate of Retirement of U.S.I. Holdings Corporation dated August 26, 1998.

3.11**	Amendment to Amended and Restated By-Laws dated October 25, 2002.

3.12**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated October 16, 2002.

3.13***	Certificate of Elimination for Series B, C, D, E, F, G, H, I, J, K, L, M, N, O, P, Q, R, T, U, V, W, X and Y Preferred Stock.

4.1*(a)	Form of Common Stock Certificate of U.S.I. Holdings Corporation.

4.2*	Warrant Agreement of U.S.I. Holdings Corporation dated as of March 12, 1996.

4.3*	Warrantholders’ Agreement of U.S.I. Holdings Corporation dated as of March 12, 1996.

4.4*	Amendment to U.S.I. Holdings Corporation Warrant Agreement and Warrantholders’ Agreement effective as of September 17, 1999.

4.5*	Amendment to U.S.I. Holdings Corporation Warrant Agreement and Warrantholders’ Agreement dated as of April 26, 2002.

4.6*	Series W Warrant Agreement among U.S.I. Holdings Corporation and the parties signatory thereto dated as of September 17, 1999.

4.7*	Shareholders’ and Warrantholders’ Agreement among U.S.I. Holdings Corporation and the parties signatory thereto dated as of September 17, 1999.

4.8*	Amendment to Shareholders’ and Warrantholders’ Agreement among U.S.I. Holdings Corporation and the parties signatory thereto dated as of December 27, 2001.

4.9*(c)	Amendment to Warrantholders’ Agreement of U.S.I. Holdings Corporation.

4.10*(c)	Amendment to Warrantholders’ Agreement of U.S.I. Holdings Corporation.

4.11*(c)	Amendment to Series W Warrant Agreement among U.S.I. Holdings Corporation and the parties signatory thereto.

Exhibit No.	Description

4.12*(c)	Amendment to Shareholders’ and Warrantholders’ Agreement among U.S.I. Holdings Corporation and the parties signatory thereto.

10.1*	Credit Agreement among U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc. dated as of September 17, 1999.

10.2*	First Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc. dated as of March 27, 2000.

10.3*	Second Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of December 29, 2000.

10.4*	Third Amendment and Consent to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of April 17, 2001.

10.5*	Fourth Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of June 29, 2001.

10.6*	Fifth Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of December 31, 2001.

10.7*	Sixth Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc. dated as of April 16, 2002.

10.8*	Term Loan Agreement between USI Insurance Services Corp. and Zurich Services Corporation dated as of May 16, 2001.

10.9*	Subscription Agreement for Series Y Convertible Preferred Stock between U.S.I. Holdings Corporation and Sovereign Bancorp, Inc. dated as of January 16, 2002.

10.10*	Letter Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Securities (USA) Inc. dated as of December 21, 2001.

10.11*	Fee Letter between U.S.I. Holdings Corporation and Credit Lyonnais Securities (USA) Inc. dated as of December 21, 2001.

10.12*	Joint Venture Agreement between Maryland Casualty Company and USI of Illinois, Inc. dated as of April 16, 1998.

10.13*	Marketing and Servicing Agreement among U.S.I. Holdings Corporation, USI Insurance Services Corporation and Chase Insurance Agency, Inc. dated as of August 2, 1999.

10.14*	Marketing Contract between USI Insurance Services Corp. and Unum Life Insurance Company of America dated as of January 1, 2000.

10.15*	USI Marketing Support Agreement for Voluntary Benefits between USI Insurance Services Corp. and UnumProvident Corporation dated as of May 16, 2000.

10.16*	Environmental Placement Service Agreement between Chubb Financial Solutions Division of Federal Insurance Company and USI Insurance Services of Texas dated as of September 17, 2001.

10.17*	USI Marketing Support Agreement between USI Insurance Services Corp. and UnumProvident Corporation dated as of November 13, 2001.

10.18*	Marketing and Servicing Agreement between USI Insurance Services Corp. and Sovereign Bank dated as of January 16, 2002.

Exhibit No.	Description

10.19*	Referral Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of October 24, 2001.

10.20*	Amendment Number One to Referral Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of March 21, 2002.

10.21*	Services Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of December 21, 2001.

10.22*	Amendment Number One to Services Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of March 21, 2002.

10.23*	Stock Purchase Agreement between U.S.I. Holdings Corporation, USI Insurance Services Corp., USI Care Management, Inc., Texas Professional Administrators, Inc., USI Prescription Benefits Management Co. and CBCA Inc. dated as of April 1, 2002.

10.24*	Non-Negotiable Subordinated Promissory Note by CBCA Inc. payable to USI Insurance Services Corp. dated as of April 16, 2002.

10.25*	Restated and Amended Employment Agreement between USI Insurance Services Corp. and David L. Eslick dated as of January 22, 2002.

10.26*	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Edward J. Bowler dated as of January 22, 2002.

10.27*	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Ernest J. Newborn, II dated as of January 22, 2002.

10.28*	Separation Agreement between USI Insurance Services Corp. and Bernard H. Mizel dated as of January 23, 2002.

10.29*	Termination Agreement between USI Insurance Services Corp. and Loren Claypool dated as of February 1, 2002.

10.30*(a)	2000 Management Incentive Program of USI Insurance Services Corp.

10.31*(a)	U.S.I. Holdings Corporation 1995 Long Term Incentive and Share Award Plan.

10.32*(c)	U.S.I. Holdings Corporation 2002 Equity Incentive Plan.

10.33*	Current Share Appreciation Right Award Agreement.

10.34(a)*	Former Share Appreciation Right Award Agreement with Public Offering Exercise Event.

10.34(b)*(e)	Former Share Appreciation Right Award Agreement without Public Offering Exercise Event.

10.35*	Agreement among CBC Holding (Delaware) Inc., Chase Insurance Agency, Inc., U.S.I. Holdings Corporation and USI Insurance Services Corp. dated as of November 30, 1997.

10.36*	Amendment to Agreement among CBC Holding (Delaware) Inc., Chase Insurance Agency, Inc., U.S.I. Holdings Corporation and USI Insurance Services Corp. dated as of April 26, 2002.

10.37*	Form of Stock Subscription Agreement used in acquisition transactions.

10.38*(e)	U.S.I. Holdings Corporation Employee Stock Purchase Plan.

10.39*(b)	Settlement Agreement and Mutual Release between U.S.I. Holdings Corporation and Royal Indemnity Company dated as of June 7, 2002.

10.40*(d)	Third Amendment to Refinancing Fee Letter between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., dated as of December 29, 2000.

Exhibit No.	Description

10.41*(d)	Fee Letter between U.S.I. Holdings Corporation, Credit Lyonnais Cayman Island Branch and J.P. Morgan Chase Bank dated as of March 29, 2002.

10.42*	Amendment Number One to Stock Purchase Agreement between USI Insurance Services Corp., USI Care Management, Inc., Texas Professional Administrators, Inc., USI Prescription Benefits Management Co. and CBCA Inc., dated as of September 3, 2002.

10.43*(e)	Seventh Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of December 31, 2001.

10.44*(f)	Settlement Agreement between Gary J. Missigman and USI Northeast and U.S.I. Holdings Corporation solely as guarantor dated as of October 9, 2002.

10.45***	Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of November 1, 2002.

10.46***	Marketing and Distribution Agreement between U.S.I. Holdings Corporation and Minnesota Life Insurance Company dated as of November 7, 2002.

10.47***	Employment Agreement between USI Insurance Services Corp. and Thomas E. O’Neil dated as of December 1, 2002.

10.48***	Employment Agreement between USI Insurance Services Corp. and Jeffrey L. Jones dated as of December 1, 2002.

10.49***	Eighth Amendment and Consent to the Credit Agreement between U.S.I. Holdings Corporation, Credit Lyonnais Cayman Island Branch as Administrative Agent, J.P. Morgan Chase Bank as Syndication Agent and the Lenders named therein, dated as of January 31, 2003.

10.50***	Fee Letter between U.S.I. Holdings Corporation and J.P. Morgan Chase Bank dated as of January 31, 2003.

10.51***	Fee Letter between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch dated as of January 31, 2003.

10.52****	Amendment to Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of June 2, 2003.

10.53****	Amendment to Employment Agreement between USI Insurance Services Corp. and Edward J. Bowler dated as of June 2, 2003.

10.54*****	Credit Agreement among U.S.I. Holdings Corporation and Various Lending Institutions, JP Morgan Chase Bank, Bank of America, N.A., Lasalle Bank National Association, Sun Trust Banks, Inc. and Fifth Third Bank dated as of August 11, 2003.

14.1	U.S.I. Holdings Corporation Code of Ethics for Directors and Officers.

16.1******	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated October 13, 2003.

21.1	Subsidiaries of U.S.I. Holdings Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain Directors of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on April 30, 2002 (File No. 333-87258).
*(a)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on May 28, 2002 (File No. 333-87258).
*(b)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on July 3, 2002 (File No. 333-87258).
*(c)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on August 6, 2002 (File No. 333-87258).
*(d)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on August 30, 2002 (File No. 333-87258).
*(e)	Incorporated by reference to the Exhibits filed with Amendment No. 5 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on October 1, 2002 (File No. 333-87258).
*(f)	Incorporated by reference to the Exhibits filed with Amendment No. 6 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on October 17, 2002 (File No. 333-87258).
**	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (Commission file number 000-50041).
***	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Annual Report on Form 10-K for the period ended December 31, 2002 (Commission file number 000-50041)
****	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Annual Report on Form 10-Q for the period ended June 30, 2003 (Commission file number 000-50041)
*****	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Annual Report on Form 10-Q for the period ended September 30, 2003 (Commission file number 000-50041)
******	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Current Report on Form 8-K, filed on September 22, 2003 (Commission file number 000-50041)