Form 10-Q
period 2004-03-31
USI HOLDINGS CORP
filed 2004-05-10
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒     No ☐.

As of May 3, 2004, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 48,420,586 shares.

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

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speaks only as of the date set forth on the signature page hereto. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Financial Statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(Amounts in Thousands, Except Per Share Data)
Assets
Current assets:
Cash and cash equivalents	$44,180	$46,137
Fiduciary funds - restricted	70,084	77,023
Premiums and commissions receivable, net of allowance for bad debts and cancellations of $3,492 and $3,355, respectively	153,592	175,088
Other	19,437	15,059
Deferred tax asset	9,951	13,425
Current assets held for discontinued operations	—	288

Total current assets	297,244	327,020
Goodwill (Note 2)	224,730	225,237
Other intangible assets (Note 2)	242,951	243,638
Accumulated amortization	(154,524)	(149,961)

Total other intangible assets, net	88,427	93,677
Property and equipment, net	19,822	20,680
Other assets	3,801	3,433

Total Assets	$634,024	$670,047

Liabilities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$161,049	$186,413
Accrued expenses	30,661	43,751
Current portion of long-term debt (Note 4)	17,854	18,725
Other	8,539	7,568

Total current liabilities	218,103	256,457
Long-term debt (Note 4)	137,534	141,296
Deferred tax liability	7,357	8,248
Other liabilities	986	1,184

Total Liabilities	363,980	407,185

Commitments and contingencies (Note 7)
Stockholders’ equity (Note 5):
Preferred stock—non-voting—par $.01, 87,000 shares authorized; no shares issued and outstanding	—	—
Common stock—voting—par $.01, 300,000 shares authorized; 46,863 and 46,681 shares issued and outstanding, respectively	469	467
Common stock—non-voting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	526,626	524,573
Accumulated deficit	(257,051)	(262,178)

Total Stockholders’ Equity	270,044	262,862

Total Liabilities and Stockholders’ Equity	$634,024	$670,047

See notes to condensed consolidated financial statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Revenues:
Commissions and fees	$92,464	$82,046
Investment income	361	513

Total Revenues	92,825	82,559
Expenses:
Compensation and employee benefits	55,397	48,737
Other operating expenses	19,030	17,486
Amortization of intangible assets (Note 2)	5,434	5,164
Depreciation	2,101	2,567
Interest	1,962	3,088

Total Expenses	83,924	77,042

Income from continuing operations before income tax expense	8,901	5,517
Income tax expense	3,774	552

Income from Continuing Operations	5,127	4,965
Income from discontinued operations, net	—	5

Net Income	$5,127	$4,970

Per Share Data – Basic and Diluted (Note 9):
Basic:
Income from continuing operations	$0.11	$0.11
Income from discontinued operations, net	—	—

Net Income Per Common Share	$0.11	$0.11

Diluted:
Income from continuing operations	$0.11	$0.11
Income from discontinued operations, net	—	—

Net Income Per Common Share	$0.11	$0.11

See notes to condensed consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands)
Operating Activities
Income from continuing operations	$5,127	$4,965
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	5,434	5,164
Depreciation	2,101	2,567
Deferred income taxes	2,583	—
Gain on disposal of assets	(643)	—
Other non-cash (credits) charges	(11)	202
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds-restricted	6,939	6,370
Premiums and commissions receivable	21,496	16,401
Other assets	4,458	(879)
Premiums payable to insurance companies	(25,364)	(21,213)
Accrued expenses and other liabilities	(14,864)	(13,297)

Net Cash Provided by Operating Activities	7,256	280

Investing Activities
Purchases of property and equipment	(1,203)	(1,777)
Proceeds from sale of assets	548	—
Cash paid for businesses acquired and related costs	(5,157)	(2,448)

Net Cash Used in Investing Activities	(5,812)	(4,225)

Financing Activities
Proceeds from issuance of long-term debt	—	6,298
Payments of long-term debt issuance costs	(415)	(1,829)
Payments on long-term debt	(4,832)	(7,685)
Gross proceeds from issuance of common stock	1,846	264

Net Cash Used in Financing Activities	(3,401)	(2,952)

Decrease in cash and cash equivalents	(1,957)	(6,897)
Cash and cash equivalents at beginning of period	46,137	21,374

Cash and Cash Equivalents at End of Period	$44,180	$14,477

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,096	$2,501
Cash paid for taxes	$1,468	$883
Supplemental schedule of non-cash investing and financing activities:
Long-term debt issued for acquisitions, primarily intangibles	$—	$4,680
Common stock issued for acquisitions, primarily intangibles	$—	$360
Common stock issued for reduction in liabilities	$—	$482

See notes to condensed consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

U.S.I. Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company), is a distributor of insurance and financial products and services to small and mid-sized businesses.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements include the accounts of U.S.I. Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Refer to the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional details of the Company’s financial position, as well as, a description of the Company’s significant accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The following table illustrates the effect on the Company’s operating results and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based compensation. Assumptions in the valuation model are consistent with those used for 2003 (please read Note 9 “Stock Option Plan” to our consolidated financial statement included in our Annual Report on Form 10-K for the year ended December 31, 2003).

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$5,127	$4,970
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(236)	(42)

Pro forma net income	$4,891	$4,928

Earnings per share – basic and diluted:
As reported	$0.11	$0.11

Pro forma	$0.10	$0.11

Segment Reporting

Effective January 1, 2004, the Company moved its core benefits operation and part of its executive and professional benefits operation from its Specialized Benefits segment into its Insurance Brokerage segment in an effort to gain operating efficiency and further promote cross-sales of their products with other brokerage products. Accordingly, the Company’s 2004 Insurance Brokerage segment data includes the combined results of operations and prior year segment results have been restated to reflect the change in organizational structure (See Note 6 - Segment Reporting).

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segments are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in Thousands)
December 31, 2003	$152,100	$32,629	$40,508	$225,237
Goodwill transferred	17,332	(17,332)	—	—
Goodwill adjustments	(507)	—	—	(507)

March 31, 2004	$168,925	$15,297	$40,508	$224,730

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

In the first quarter of 2004, USI transferred $17,332,000 in goodwill from its Specialized Benefits Services segment to its Insurance Brokerage segment (see above and Note 6 “Segment Reporting”). Goodwill adjustments arise from reclassifications with other intangible assets upon completion of acquisition valuations, divestitures and additional or contingent purchase price payments.

The Company’s amortizable intangible assets by asset class are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period
	(Dollars in Thousands)
March 31, 2004
Expiration rights	$198,974	$(117,493)	$81,481	10 Years
Covenants not-to-compete	40,327	(37,031)	3,296	7 years
Other	3,650	—	3,650	5 years

Total	$242,951	$(154,524)	$88,427

December 31, 2003
Expiration rights	$199,549	$(113,339)	$86,210	10 Years
Covenants not-to-compete	40,646	(36,622)	4,024	7 years
Other	3,443	—	3,443	5 years

Total	$243,638	$(149,961)	$93,677

Amortization expense for amortizable intangible assets was $5,434,000 and $5,164,000 for the three months ended March 31, 2004 and 2003, respectively. Amortization expense for amortizable intangible assets for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $20,460,000, $17,521,000, $14,232,000, $11,248,000 and $8,545,000, respectively.

Other intangible assets primarily consist of deferred financing costs, which are amortized to interest expense.

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

There were no indicators of possible impairment in the Company’s goodwill and intangible assets during the three-month period ended March 31, 2004. The Company will complete its annual goodwill impairment test in the fourth quarter of 2004.

3. Acquisitions

There were no acquisitions completed in the first quarter of 2004; however, in April and May of 2004 the Company consummated the acquisition of two insurance brokerage operations (see Note 10 – “Subsequent Events”).

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

In the first quarter of 2003 the Company acquired the assets and certain liabilities of one insurance brokerage operation. The purchase price of $7,200,000 included cash of $2,160,000, notes payable to sellers of $4,680,000 and shares of the Company’s common stock of $360,000. Common shares issued by the Company in connection with this acquisition were valued at an amount approximating the fair market value based on an average daily closing price over a short period of time just prior to the effective date of the acquisition. The following amounts were allocated to covenants-not-to-compete, expiration rights and net tangible assets, respectively: $398,000, $3,029,000, and $22,000; and the balance of $3,751,000 was recognized as goodwill. Expiration rights and covenants-not-to-compete are being amortized over 10 and 7 years, respectively. This acquisition is not considered material to the Company’s financial position or results of operations.

4. Long-Term Debt

In August 2003, the Company entered into a $155,000,000 senior secured credit facility with several lending institutions. The credit facility is structured as follows: a $30,000,000 revolving credit facility expiring in August 2007, and a $125,000,000 term loan, payable in quarterly installments that commenced on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan.

On March 26, 2004, the Company executed a first amendment to the credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004 and paid an amendment fee to Banc of America Securities LLC and J.P. Morgan Securities Inc., the joint lead arrangers.

As amended, borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 4.13% at March 31, 2004.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poor’s and Moody’s Investor Service credit rating services at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At March 31, 2004, availability under the revolving credit facility was $28,176,460, having been reduced by $1,823,540 for outstanding letters of credit.

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

On March 26, 2004, the Company executed a first waiver to the credit agreement. The credit agreement has various limitations on acquisitions, including, but not limited to, aggregate cash payments for acquisitions each fiscal year, the aggregate amount of total consideration for acquisitions each fiscal year and the amount of indebtedness assumed on a given acquisition. In order to proceed with its acquisition strategy the Company requested and received a waiver that specifically excludes two significant acquisitions from its credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness (see Note 10 – “Subsequent Events”). No other covenants were waived or amended. In March 2004, the Company paid a waiver fee to the lender group.

At March 31, 2004 the Company is in compliance with all such covenants.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

5. Common Stock

Upon consummation of the Company’s initial public offering in October 2002, all redeemable preferred stock, for which the holders still had put rights, was converted to common stock. After the conversion, the holders of the redeemable preferred stock retained the right to put their common stock to the Company upon the occurrence of certain events as described below.

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

6. Segment Reporting

The Company has three reportable segments: Insurance Brokerage, Specialized Benefits Services and Corporate. The Company’s reportable segments are separately managed strategic business units that offer different products and services to different target markets.

The Insurance Brokerage segment offers general and specialty property and casualty, employee benefit-related insurance and retirement services such as 401(k) plan administration and defined benefit actuarial services. The Specialized Benefits Services segment offers benefits enrollment and communication, executive benefits and other related consulting services. The Corporate segment is responsible for managing the following: acquisition processes, marketing, human resources, legal, capital, financial and reporting.

Effective January 1, 2004, USI moved its core benefits operation and part of its executive and professional benefits operation from its Specialized Benefits segment into its Insurance Brokerage segment, reorganizing the management and reporting of the two business units. The change was made based on the determination that these business units’ focus is on a target market and an array of products similar to that of the Insurance Brokerage Segment. Prior year amounts have been reclassified to reflect the new business segment structure.

The following tables show the income (loss) from continuing operations before income taxes for the three months ended March 31, 2004 and 2003:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in Thousands)
2004
Revenues	$90,702	$1,990	$133	$92,825
Expenses	65,443	3,475	5,509	74,427
Depreciation and amortization	6,631	454	450	7,535
Interest	238	125	1,599	1,962

Income (loss) from continuing operations before income taxes	$18,390	$(2,064)	$(7,425)	$8,901

2003
Revenues	$76,570	$5,908	$81	$82,559
Expenses	56,563	4,621	5,039	66,223
Depreciation and amortization	6,497	478	756	7,731
Interest	597	215	2,276	3,088

Income (loss) from continuing operations before income taxes	$12,913	$594	$(7,990)	$5,517

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	March 31, 2004	December 31, 2003
	(Dollars in Thousands)
Segment Assets:
Insurance Brokerage	$496,584	$560,056
Specialized Benefits Services	45,024	45,730
Corporate	92,416	63,973

Total assets for use in continuing operations	634,024	669,759
Reconciling items:
Assets held for discontinued operations	—	288

Total Assets	$634,024	$670,047

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

Near North Insurance Litigation. In October 2002, a group of affiliated plaintiffs who are competitors of the Company in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers and employees who previously worked for one of the plaintiffs, various other third party individuals, and an insurance brokerage. Plaintiffs’ complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for among other things tortuous interference with clients, violation of state trade secrets laws and civil conspiracy. The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against the Company and its officers and employees for failing to meet Illinois pleading requirements, and the court gave plaintiffs an additional opportunity to attempt to meet those requirements.

In December 2003, plaintiffs filed a third amended complaint, and in February 2004 the Company filed another motion to dismiss all claims asserted against the Company and its officers and employees based on several grounds including the grounds previously accepted by the court. A hearing on the Company’s motion to dismiss is set for May 2004.

The Company is vigorously defending this action, as it believes the plaintiffs’ allegations against the Company have no merit.

8. Efficiency Initiative and Other Accruals

In an effort to reduce operating expenses, in 2002 and 2001, the Company recorded charges related to future compensation costs for terminated employees, future producer compensation restructuring and future lease costs for terminated office leases. Additionally, for the three months ended March 31, 2004 and the year ended December 31, 2003, the Company recorded charges of $64,000 and $396,000, respectively, for severance costs related to its corporate office move from San Francisco to New York.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated employee severance liability	Producer compensation restructuring liability	Terminated office lease costs liability	Total
	(Dollars in Thousands)
December 31, 2003	$509	$273	$88	$870
Other charges	64	—	—	64
Used in year	(197)	(68)	(54)	(319)

March 31, 2004	$376	$205	$34	$615

The employee termination benefits and the future producer compensation restructuring charges reflected above are included in compensation and employee benefits in the accompanying condensed consolidated statements of operations. The terminated office lease charges are included in other operating expenses in the accompanying condensed consolidated statements of operations. Substantially all of the remaining liabilities will be paid by the end of 2004.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
	(Amounts in Thousands, Except Per Share Data)
Numerator:
Income from continuing operations	$5,127	$4,965
Income from discontinued operations, net	—	5

Numerator for basic earnings per share-income available to common stockholders	$5,127	$4,970

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	46,795	44,667
Dilutive effect of stock options and warrants using treasury stock method	960	102

Weighted-average shares outstanding used in calculation of diluted earnings per share	47,755	44,769

Earnings per share - basic:
Income from continuing operations	$0.11	$0.11
Income from discontinued operations, net	—	—

Net Income	$0.11	$0.11

Earnings per share - diluted:
Income from continuing operations	$0.11	$0.11
Income from discontinued operations, net	—	—

Net Income	$0.11	$0.11

10. Subsequent Events

In April 2004, USI completed a follow-on public offering of 11,229,578 shares of its common stock at a public offering price of $14.72 per common share. Of those shares, 4,025,000 shares were sold by the Company via forward sale agreements and 7,204,578 shares were sold by various selling shareholders. The Company expects to receive net proceeds initially valued at $55.5 million upon settlement of the forward sale agreement, which will be within the twelve months following the closing of the public offering. USI expects to use the net proceeds from its sale of common stock to fund its acquisition activity.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

On April 1, 2004 USI acquired Bertholon-Rowland Corporation, an insurance brokerage operation. The aggregate preliminary purchase price of approximately $44,562,000 consisting of cash of $31,000,000, common stock of $9,337,000 and assumed liabilities of $4,225,000 will be allocated primarily to goodwill and other intangible assets.

On May 1, 2004, USI acquired Dodge, Warren & Peters Insurance Services, Inc., an insurance brokerage operation. The aggregate preliminary purchase price of approximately $38,600,000 consisting of cash of $12,523,000, common stock of $14,307,000 and assumed liabilities of $11,770,000 will be allocated primarily to goodwill and other intangible assets.

On May 10, 2004, USI announced that its Board of Directors authorized a stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of Stock options and warrants, the Company may at its discretion repurchase shares on the open market or in private transactions in order to help offset dilution from the Company’s equity compensation plans and previously issued warrants to purchase the Company’s common stock. The amount and timing of repurchases will be based upon the number of shares of the Company’s common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I-Item 1. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. See “Forward Looking Statements” included in this report. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed above and elsewhere herein.

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

Commissions on P&C, health, group life and group disability insurance, are typically calculated as a percentage, ranging from approximately 3% to 20%, of the annual premium. These commissions generally recur at the same rate as long as the insurance is in force. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, most of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products such as critical illness insurance, is recognized in the first year the insurance is placed, with the commissions paid in renewal years being relatively insignificant. We also receive contingent commissions, which are incremental compensation for achieving specified premium volume and/or loss experience goals set by the insurance companies for the business we place with them. Contingent commissions are recorded on the earlier of receipt of cash or when we receive data from the insurance companies that allows us to reasonably determine the amount. Fee-based revenues related to employee benefits services are generally billed as services are rendered and may vary with factors such as the client’s headcount or assets under management.

According to published and industry sources, the Office of the Attorney General of the State of New York is conducting an investigation of certain compensation agreements (generally known as contingent commission or policy service agreements) between insurance brokers and insurance companies and has served subpoenas on a number of insurance brokerage companies. In addition, we are aware from published sources that the California Department of Insurance has also launched a similar investigation into these types of compensation agreements. As of the date of this report, we have not received a subpoena or other inquiry from the Office of the Attorney General of the State of New York or the California Department of Insurance in connection with these investigations. While it is not possible to predict the outcome of these investigations, any resulting impact on the industry’s use of these types of agreements could have a material and adverse impact on our results of operations.

We have two operating segments: Insurance Brokerage and Specialized Benefits Services, and a third administrative segment: Corporate. See discussion under “Results of Operations” below.

Market

Property & Casualty

Premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. From 1987 through 1999, the commercial P&C insurance industry was in a “soft market,” which is an insurance market characterized by a period of flat to declining premium rates, which negatively affected commissions earned by insurance brokers. Years of underwriting losses for insurance companies combined with the downward turn in the equity markets and interest rates caused insurers to increase premium rates starting in mid- to late 2000, creating what we call a “hard market”. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in the largest insurance loss in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases, which negatively impacted our revenues. The hard market, for many lines of coverage, began to slow in the second half of 2002 and throughout 2003. In the second half of 2003 and into 2004, we began seeing premiums in most lines of coverage flatten and for some, even a decrease. We are not able to predict whether this trend of moderating or declining premiums will continue; however, if it does, our P&C brokerage revenues may be negatively impacted.

Health & Welfare

Premium rates in the health insurance industry have generally had a consistent upward trend due to increasing health care delivery costs. In recent years, however, the upward trend in health care insurance premiums has been somewhat offset by the impact of the economic downturn and its resulting negative impact on employment levels of our customers. Additionally, reduced discretionary spending by our corporate clients has led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Decreases in balances of assets invested within our clients’ retirement benefit plans and on new investments into those plans, on which we are paid commissions, has negatively impacted our retirement services business. Our Health & Welfare business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market increases both existing assets under management and new investments. In 2003 and into 2004, we have seen the signs of an improving economy, although we have yet to see the benefits of increasing labor ranks or spending on benefits. While we cannot predict whether the economy will continue to improve or if employment and spending on employee benefits will increase, if they do, then our Health & Welfare revenue may be positively impacted.

Primary Financial Measures

The financial measures that we use to evaluate our performance are:

•	Organic Revenue Growth, which excludes the current period’s total revenues generated from acquisitions and the prior period’s total revenues from divested businesses during the twelve months following acquisition or divestiture;

•	EBITDA, which is income (loss) from continuing operations plus interest expense, income tax expense, depreciation and amortization of intangible assets;

•	EBITDA Margin, which we define as EBITDA as a percentage of total revenues; and

•	Cash earnings per share, which we define as income from continuing operations plus amortization of intangible assets on a diluted per share basis.

You should not consider these financial measures as alternatives to other financial measures determined in accordance with GAAP or as alternatives to cash flows from operating activities, investing activities or financing activities or as a measure of liquidity. In addition, please note that because not all companies calculate these financial measures similarly, the presentation of these measures in this report is not necessarily comparable to those of other companies.

We strongly urge investors or potential investors in our stock to review the calculation of EBITDA and EBITDA Margin and the related reconciliation to Net Income (Loss) presented in accordance with GAAP in “Results of Operations” below.

Management’s Strategic Objectives

Our business strategy focuses on generating organic growth in revenues, creating efficiencies in our operations and making disciplined and accretive acquisitions. Specifically, our stated goals are as follows:

•	Organic Revenue Growth of 5% – 10% over the long-term;

•	EBITDA margin improvement of 100 – 200 basis points each year until we achieve an EBITDA margin of at least 28% on a consolidated basis; and

•	Acquire each year, in annualized revenues, at least 10% of our prior year’s consolidated total revenues.

Organic Revenue Growth

We believe that internally generated growth is more valuable than acquired growth. Our strategy for achieving our long-term goal of 5% – 10% organic growth includes:

•	Client stewardship and retention best practices;

•	Consistent and aggressive sales management, including recruitment of new sales professionals;

•	Cross-selling across all of our major product categories within our business segments; and

•	Maintaining a balanced mix of P&C and Health & Welfare revenues to mitigate the impact of fluctuations in market cycles.

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

Margin Improvement

Our EBITDA margins are currently among the lowest of our peers. We have publicly stated that we believe we can improve our margins by 100 – 200 basis points per year up to a consolidated margin, including corporate, of at least 28%. We currently benchmark all expense categories and work with operating company management to develop and implement remediation plans for business units performing below our standards. We are focused on increasing margins by restructuring the mix of incentive versus guaranteed compensation, consolidation of office space, implementation of best practices in operations, leveraging our purchasing power and lowering the cost of our information technology through the consolidation of data centers. Additionally, we continue to capitalize on opportunities to leverage our fixed costs across a greater revenue base by acquiring “fold-in” and other accretive businesses within our current geographic footprint.

Acquisitions

Each year, our goal is to acquire companies with revenues equal to at least 10% of our prior year’s consolidated total revenues.

In most acquisitions, we issue a combination of cash, seller notes and common stock. We also frequently structure our acquisition agreements to include contingent purchase price payments (contingent upon reaching specified financial targets), commonly referred to as “earn-outs,” which are paid in a combination of cash, seller notes and common stock and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain revenue targets. All acquisitions require approval of our board of directors and, if greater than $1.5 million in aggregate purchase price, also require notification to our bank lenders. Please read Note 3, “Acquisitions” in our three-month financial statements.

We centrally manage our acquisition pipeline from the point of initial contact through to integration within our operations. We only consider deals that are accretive to our earnings per share, and sellers must take a portion of their purchase price in our common stock. All acquisitions are subject to a rigorous due diligence process, including an introduction to our culture and business strategy, the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand within our current geographic footprint of operations to maximize efficiencies and continue to build-out the balanced revenue mix of P&C and Health & Welfare business.

There were no acquisitions made in the first quarter of 2004; however, the Company acquired two insurance brokerage operations in the second quarter of 2004 (Please read Note 10, “Subsequent Events” in our three-month financial statements).

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

Quarterly fluctuations in revenues and EBITDA make our performance less predictable than our peers who have less Specialized Benefits revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits segment, makes comparisons of any period less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as negotiating alternative commission schedules with insurance companies on products that have historically paid most commissions in the first policy year and diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year. We continue to focus on strategies that will provide a more predictable revenue stream, however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability. All revenues are recorded in accordance with GAAP.

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

Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 for a description of other significant accounting policies.

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

We record fees and/or commissions related to benefit enrollment services when earned. We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment, we record an estimate of first year fee and/or commission income less an estimate of policy cancellations.

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

We follow a consistent methodology based on an estimate of discounted future cash flows derived from acquired clients lists and attrition rates to estimate the fair value of the expiration rights and other intangible assets at the date of acquisition. For acquisitions in excess of $5.0 million in purchase price, we obtain an independent appraisal of the fair value of intangible assets acquired. Expiration rights are amortized on a straight-line basis over their estimated lives of five to ten years (with ten years used in most cases), based on historical attrition that has generally been consistent year over year. Non-compete agreements are typically valued at their stated contractual amount and are amortized on a straight-line basis over the terms of the agreements, which range from four to seven years. Goodwill is not subject to amortization. Both the allocation of purchase price and estimation of useful lives require management’s judgment. If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, we may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material impact on our financial position or results of operations.

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

Carry-forwards primarily include items such as net operating losses (“NOLs”), which can be carried forward subject to certain limitations. A summary of the significant DTAs and DTLs relating to our temporary differences and carry-forwards is included in Note 10, “Income Taxes” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. We do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported financial position and results of operations. We have accrued a liability in accordance with GAAP for our best estimate of the probable cost of the resolution of those claims where our liability is probable and can be reasonably estimated. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. It requires management’s judgment to establish reserves for claims and litigation. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period.

Debt Covenants

Our existing credit facility requires us to maintain financial covenants, which we set with our lenders, based on our estimates of future operating results at that time. Future operating results and continued compliance with our debt covenants cannot be assured and our lenders’ actions are not controllable by us. Currently, based on our projections of future operating results, we do not expect to violate any such covenants. If our projections of future operating results are not achieved, resulting in a violation of our financial covenants for which our lenders do not provide a waiver or amendment, we could experience a material adverse effect on our reported financial position and results of operations for any particular quarterly or annual period.

Results of Operations

A reconciliation of EBITDA to Net income in accordance with GAAP.

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands)
Total Revenues	$92,825	$82,559
Compensation and Employee Benefits	55,397	48,737
Other Operating Expenses	19,030	17,486

EBITDA	18,398	16,336

Amortization of Intangible Assets	5,434	5,164
Depreciation	2,101	2,567
Interest	1,962	3,088

Income From Continuing Operations Before Income Tax Expense	8,901	5,517
Income Tax Expense	3,774	552

Income From Continuing Operations	5,127	4,965
Income From Discontinued Operations, Net of Income Taxes	—	5

Net Income in accordance with GAAP	$5,127	$4,970

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

We understand that analysts and investors regularly rely on non-GAAP financial measures, such as EBITDA and EBITDA Margin to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. Additionally, investors use Organic Revenue Growth to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue growth to that of its peers. EBITDA and EBITDA Margin may be helpful in reflecting our operating performance in a manner that may not otherwise be apparent when relying solely on GAAP financial measures, because EBITDA and EBITDA Margin eliminate from earnings financial items that have less bearing on our operating performance. Organic Revenue Growth may be helpful by eliminating the impact of acquired revenue from internally generated revenue growth.

Revenues. Revenues increased $10.2 million, or 12.4%, to $92.8 million for the three months ended March 31, 2004, from $82.6 million for the three months ended March 31, 2003. Organic revenue growth was 3.9%. Of the $10.2 million in revenue growth, $7.1 million was due to prior year acquisitions, net of disposed businesses. The remaining $3.1 million in revenue growth was comprised of a net increase in P&C contingents and overrides on Health & Welfare business of $2.6 million, with the balance due to the net impact of new business, rate and market conditions and lost business, offset by decreased revenues in the Specialized Benefits segment due to $4.2 million in revenues in the first quarter of 2003 related to two large life insurance transactions.

Compensation and Employee Benefits. Compensation and Employee Benefits increased $6.7 million, or 13.7%, to $55.4 million for the three months ended March 31, 2004, from $48.7 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, the increase was primarily due to the effect of acquisitions in 2003. As a percentage of revenues, Compensation and Employee Benefits was 59.7% for the three months ended March 31, 2004, compared to 59.0% for the three months ended March 31, 2003. The increase, as a percentage of revenues, was due to the impact of the previously mentioned life insurance transactions, somewhat offset by the positive effects of the efficiencies we have gained from fold-in acquisitions and generally leveraging our larger revenue base over our existing operations. For the three months ended March 31, 2003, Compensation and Employee Benefits related to the $4.2 million in life insurance revenues noted above was $1.2 million, or 28.5% of the related revenues, which negatively effects the comparison of the EBITDA Margin for the first quarter of 2004 to the same period in the prior year by 1%.

Other Operating Expenses. Other Operating Expenses increased $1.5 million, or 8.8%, to $19.0 million in the three months ended March 31, 2004, from $17.5 million for three months ended March 31, 2003. For the three months ended March 31, 2004, we incurred $0.9 million in costs related to the implementation of Sarbanes-Oxley Section 404 procedures and the corporate move. As a percentage of revenues, Other Operating Expenses were 20.5% for the three months ended March 31, 2004, compared to 21.2% for the three months ended March 31, 2003, an improvement of 0.7%. The improvement is due to expansion of our revenue base over our existing footprint through fold-in and other accretive acquisitions and to organic growth and the resultant efficiencies of greater revenues covering our fixed costs. Additionally, we continue to see the benefits of targeted expense reduction efforts, particularly in the area of lease expense, offset by the other expenses noted above.

Income From Continuing Operations. Income From Continuing Operations increased $0.1 million to $5.1 million for the three months ended March 31, 2004, from $5.0 million for the three months ended March 31, 2003. Comparison of 2004 to 2003 was negatively affected by the high margin life insurance revenue in 2003 noted above. Additionally, other improvements in operating efficiency were somewhat offset by continued expenses related to the Sarbanes-Oxley Section 404 project and the corporate move. Lastly, the positive impact of greater revenues and improvement in interest expense were offset by the increase in our tax provision. The effective tax rate from continuing operations, for the three months ended March 31, 2004, was 42.4% compared to 10.0% for the three months ended March 31, 2003. Income tax expense for the three months ended March 31, 2004 increased $3.2 million to $3.8 million from $0.6 million for the three months ended March 31, 2003. The increase is due to the fact that we are providing for income taxes at a full tax-paying rate in 2004, whereas in 2003 we were in a net operating loss position and recognizing those benefits.

Our Segments

We have three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate.

The Insurance Brokerage segment offers:

•	General and specialty property and casualty insurance, which we refer to as P&C insurance;

•	Individual and group health, life and disability insurance, which we refer to as Group Employee Benefits insurance; and

•	Core benefits (retirement services and health and welfare).

The Specialized Benefits Services segment offers:

•	Benefits enrollment and communication; and

•	Executive and professional benefits.

The Corporate segment offers:

•	Corporate management, acquisition processes, marketing, human resources, legal, capital planning, financial and reporting support.

Effective January 1, 2004, we integrated our core benefits operation and part of our executive and professional benefits operation with our Northeast brokerage operation in an effort to gain operating efficiency and further promote cross-sales of their products with other brokerage products. Accordingly, we moved a part of our executive and professional benefits and all of our core benefits operations from the Specialized Benefits segment into the Insurance Brokerage segment. Prior period segment information was reclassified to reflect the change in the organizational structure.

We evaluate segment performance based on Revenues, Organic Revenue Growth, EBITDA and EBITDA Margin. Organic Revenue Growth, EBITDA and EBITDA Margin are not substitutes for other financial measures determined in accordance with GAAP. Because not all companies calculate these non-GAAP measures in the same fashion, these measures as presented are not likely to be comparable to other similarly titled measures of other companies.

Insurance Brokerage

	Three months ended March 31,
	2004	2003
	(Dollars in Thousands, except for percentages)
Revenue:
Property & Casualty	$60,838	$48,283
Group Employee Benefits	29,864	28,287

Total Revenues	90,702	76,570
Compensation and Employee Benefits	50,504	43,145
Other Operating Expenses	14,939	13,418

EBITDA	$25,259	$20,007

EBITDA Margin	27.8%	26.1%
Income From Continuing Operations Before Income Taxes	$18,390	$12,913

Revenues in the Insurance Brokerage segment increased $14.1 million, or 18.5%, to $90.7 million for the three months ended March 31, 2004, from $76.6 million for the three months ended March 31, 2003. Of the $14.1 million increase in revenues, $7.0 million was organic revenue growth, representing an organic growth rate of 9.2%. The remaining $7.1 million was the net impact of businesses acquired and divested in 2003. Included in the organic growth of $7.0 million is an increase in contingent commissions of $2.6 million, the positive effect of rate and market conditions and positive net new business, which we define as new business less the impact of lost business and other prior year revenues that did not recur. Property & Casualty revenues represented 65.5% and 58.5% of our total consolidated revenues in three months ended March 31, 2004 and 2003, respectively, and Group Employee Benefits revenues represented 32.2% and 34.3% of our total consolidated revenues in three months ended March 31, 2004 and 2003, respectively.

EBITDA in the Insurance Brokerage segment increased $5.3 million or 26.3% to $25.3 million for the three months ended March 31, 2004 from $20.0 million for the three months ended March 31, 2003. EBITDA Margin in the Insurance Brokerage segment was 27.8% and 26.1% in three months ended March 31, 2004 and 2003, respectively. The increase in EBITDA and EBITDA Margin for the three months ended March 31, 2004 is due to (i) a decrease in Compensation and Employee Benefits and Other Operating Expenses, as a percent of revenues, due to the increased revenue base over our fixed costs, the positive affects of our integration efforts and accretive acquisitions, (ii) improvement in performance in our operations and (iii) the positive impact of increased P&C contingent commissions.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $18.4 million and $12.9 million for the three months ended March 31, 2004 and 2003, respectively. The increase for the three months ended March 31, 2004 is due to the items discussed above.

Specialized Benefits Services

	Three months ended March 31,
	2004	2003
	(Dollars in Thousands, except for percentages)
Revenues	$1,990	$5,908
Compensation and Employee Benefits	2,210	3,425
Other Operating Expenses	1,265	1,196

EBITDA	$(1,485)	$1,287

EBITDA Margin	(74.6)%	21.8%
Income (Loss) From Continuing Operations Before Income Taxes	$(2,064)	$594

Specialized Benefits Services revenues decreased $3.9 million, or 66.3%, to $2.0 million for the three months ended March 31, 2004, from $5.9 million for the three months ended March 31, 2003, due to a decrease in net new business. As previously discussed, there were two significant life insurance transactions in the first quarter of 2003 totaling $4.2 million in revenues, which negatively affects the year-over-year comparison. Specialized Benefits Services revenues represented 2.1% and 7.2% of our total consolidated revenues for the three months ended March 31, 2004 and 2003, respectively.

EBITDA in the Specialized Benefits Services segment decreased $2.8 million to $(1.5) million for the three months ended March 31, 2004 from $1.3 million for the three months ended March 31, 2003. EBITDA Margin in the Specialized Benefits Services segment was (74.6)% and 21.8% for the three months ended March 31, 2004 and 2003, respectively. Comparisons of EBITDA and EBITDA Margin in the Specialized Benefits Services segment for the three months ended March 31, 2004 versus the same period in 2003 were negatively impacted by the significant prior year life insurance revenue items discussed above, somewhat offset by reductions in other operating expenses.

Income (Loss) From Continuing Operations Before Income Taxes in the Specialized Benefit Services segment was $(2.1) million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease for the three months ended March 31, 2004 is due to the items discussed above.

Corporate

	Three months ended March 31,
	2004	2003
	(Dollars in Thousands, except for percentages)
Revenues	$133	$81
Compensation and Employee Benefits	2,683	2,167
Other Operating Expenses	2,826	2,872

EBITDA	$(5,376)	$(4,958)

Percentage of Revenues	(5.8)%	(6.0)%
Loss From Continuing Operations Before Income Taxes	$(7,425)	$(7,990)

Revenues at the Corporate segment represent interest income.

Net Corporate expenses were $5.4 million and $5.0 million in the three months ended March 31, 2004 and 2003, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 5.8% and 6.0% in the three months ended March 31, 2004 and 2003, respectively. Included in net Corporate expenses in the three months ended March 31, 2004 is a net increase of $1.0 million in expenses related to the implementation of Sarbanes-Oxley Section 404 procedures and the move of the corporate office.

Net Loss From Continuing Operations in the Corporate segment was $7.4 million and $8.0 million for the three months ended March 31, 2004 and 2003, respectively. The improvement in 2004 is primarily due to a decrease in interest expense due to the restructuring of our credit facility at a lower interest rate, offset by the expenses mentioned above.

Liquidity and Capital Resources

Our debt consists of the following:

	As of March 31, 2004	As of December 31, 2003
	(Dollars in Thousands)
Senior Credit Facility:
Term loan	$124,375	$124,688
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009	21,421	24,911
Zurich term loan	3,000	3,000
Other long-term debt, primarily capital leases	6,592	7,422

Total debt	155,388	160,021
Current portion of long-term debt	(17,854)	(18,725)

Long-term debt	$137,534	$141,296

In August 2003, we entered into a $155.0 million senior secured credit facility with several lending institutions. The credit facility is structured as follows: a $30.0 million revolving credit facility expiring in August 2007, and a $125.0 million term loan, payable in quarterly installments that commenced on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to (i) repay all amounts under the previously existing credit facility, (ii) repay a portion of certain notes issued for acquisitions, (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility and (iv) for general corporate purposes.

On March 26, 2004, we executed a first amendment to the credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004 and paid an amendment fee to Banc of America Securities LLC and J.P. Morgan Securities Inc., the joint lead arrangers.

As amended, borrowings under the term loan bear interest, at our option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 4.13% at March 31, 2004.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s Investor Service credit rating services at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At March 31, 2004, availability under the revolving credit facility was $28.2 million having been reduced by $1.8 million for outstanding letters of credit.

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

On March 26, 2004, we executed a first waiver to the credit agreement. The credit agreement has various limitations on acquisitions, including, but not limited to, aggregate cash payments for acquisitions each year, the aggregate amount of total consideration for acquisitions each year and the amount of indebtedness assumed on a given acquisition. In order to proceed with our acquisition strategy we requested and received a waiver that specifically excludes two significant acquisitions from our credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness (see Note 4 “Long-Term Debt” and Note 10 “Subsequent Events” in our three month financial statements). No other covenants were waived or amended.

Working capital increased by $8.5 million to $79.1 million at March 31, 2004, compared to $70.6 million at December 31, 2003, primarily due to cash generated by operations and a reduction in the current portion of long-term debt.

On July 24, 2003, Standard & Poor’s raised the counterparty credit and bank loan rating on us to ‘BB-’ from ‘B+.’ On August 12, 2003 Moody’s Investors Service assigned a B1 rating to our new credit facility with a stable outlook.

As of March 31, 2004, we were in compliance with the covenants in our new credit facility. The significant financial covenants of our new credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	1.91	2.25 maximum
Fixed Charge Coverage Ratio(a)	2.22	1.50 minimum
Stockholders’ Equity(a) (in millions)	$270.04	$199.43 minimum

(a)	As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or divested.

We believe that our cash and cash equivalents on hand of $44.2 million and projected cash flows generated from operations, availability under our revolving credit facility of $28.2 million as of March 31, 2004, and expected net proceeds of $55.5 million to be received from the public sale of our shares sold via forward sale agreements in the April 2004 public offering, should be sufficient to fund our estimated $17.9 million in debt principal repayments, working capital needs, acquisitions and budgeted $9.9 million in capital expenditures through at least December 31, 2004. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our revolving credit facility provides us with availability of up to $30.0 million, all of which is available for general corporate purposes, including acquisitions. As of March 31, 2004 availability under the revolving credit facility was $28.2 million, reduced by $1.8 million for outstanding letters of credit. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control. Please read Note 10 “Subsequent Events” in our three month financial statements.

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

Cash and cash equivalents decreased by $2.0 million and $6.9 million for the three months ended March 31, 2004 and 2003, respectively. Net cash provided by operating activities totaled $7.3 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable.

Net cash used in investing activities totaled $5.8 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $5.2 million, and $2.4 million for the three months ended March 31, 2004 and 2003, respectively. The $5.2 million for the three months ended March 31, 2004, reflects the payment of additional purchase price and retention based acquisition payments. The $2.4 million for the three months ended March 31, 2003, reflects the payment of the cash portion of the Guild Agency acquisition and the payment of additional purchase price on retention based acquisitions. Capital expenditures amounted to $1.2 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively.

Net cash used in financing activities totaled $3.4 million and $3.0 million for the three months ended March 31, 2004 and 2003, respectively. In the three months ended March 31, 2004, we made payments of $4.8 million for debt and $0.4 million for debt issuance costs and raised $1.8 million in equity from the issuance of our common stock as a result of stock options and employee stock purchase plan transactions. In the three months ended March 31, 2003, we made payments of $7.7 million for debt and $1.8 million for an amendment fee related to our credit agreement and we borrowed $6.0 million from our revolving credit facility for the Guild Agency acquisition and working capital purposes.

Net income per share, on a diluted basis, was $0.11 for both the three months ended March 31, 2004 and 2003. This amount is based on approximately 47.8 million and 44.8 million weighted-average shares outstanding as of March 31, 2004 and 2003, respectively. Improvement in income from continuing operations before income tax expense for the three months ended March 31, 2004 compared to the same period in the prior year of $3.4 million was offset by an increase in income tax expense of $3.2 million over the same period. Additionally, at March 31, 2004 as compared to March 31, 2003, our weighted average shares outstanding increased due to share issuances for acquisitions and for shares issued under our stock option program and employee stock purchase plan and due to the increase in our stock price.

Contractual Obligations

The table below summarizes our indebtedness and lease commitments as of March 31, 2004:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in Thousands)
Credit facility	$124,375	$1,250	$2,500	$120,625	$—
Other debt and capital lease obligations	31,013	16,604	11,257	2,807	345
Operating lease commitments	56,295	14,229	22,353	12,907	6,806

Total	$211,683	$32,083	$36,110	$136,339	$7,151

We have structured some of our acquisition agreements and book of business purchases to include contingent purchase price payments that are treated as adjustments to purchase price and capitalized when determined. At March 31, 2004, we estimate the future significant contingent purchase price payments to be approximately $1.1 million, which would be payable in a combination of cash and common stock. Because of the contingent nature of this liability, under GAAP this amount has not been recorded as a liability in our financial statements. We record the liability within 90 days of each applicable measurement date, or earlier if the liability is determinable. Approximately $2.8 million of the future contingent purchase price payments have measurement dates of December 31, 2004, with the remaining $8.3 million with measurement dates to July 31, 2009.

Some of our common stockholders have various put rights that are exercisable upon specific events.

Off-Balance Sheet Commitments

The table below summarizes our total unrecorded off-balance sheet commitments as of March 31, 2004:

	2004	2005	2006	2007	2008	Thereafter
	(Dollars in Thousands)
Off-Balance Sheet Commitments:
Letters of credit	$1,824	$1,824	$—	$—	$—	$—

The amount above is comprised of two letters of credit established as collateral for our workers’ compensation insurance program. Letters of credit represent a reduction to the borrowing availability under our revolving credit facility.

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. The letters of credit represent multiple year commitments but have annual, automatic renewing provisions and are classified by the latest commitment date.

New Accounting Pronouncements

There have not been any new accounting pronouncements affecting us for the three months ended March 31, 2004. Please read Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 for more information.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to interest rate risk in connection with its credit facility. The Company had approximately $124.4 million of floating rate bank debt outstanding at March 31, 2004. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $1.2 million annual decrease in income before income tax expense.

Except for the previously disclosed forward sale of the Company’s common stock and put rights on certain shares of the Company’s common stock, we currently do not engage in any derivatives or hedging transactions.

Item 4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in its periodic SEC filings and submissions would be timely communicated to them and other members of management responsible for the preparing of the Company’s periodic reports.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective as described above.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of David L. Eslick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Robert S. Schneider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of David L. Eslick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Robert S. Schneider pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Press Release announcing Stock Repurchase Plan, filed May 10, 2004.

(b)	Reports on Form 8-K:

1)	Current Report on Form 8-K regarding our financial results for the quarter and full year ended December 31, 2003, filed on February 13, 2004.

2)	Current Report on Form 8-K announcing the filing of a universal shelf registration statement on Form S-3, filed on February 13, 2004.

3)	Current Report on Form 8-K regarding a visual presentation titled “New Realities, New Solutions” presented at the Merrill Lynch Global Insurance Investor Conference on February 25, 2004, filed on February 26, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION

(Registrant)

DATE: May 10, 2004	BY:	/s/ ROBERT S. SCHNEIDER

Robert S. Schneider Executive Vice President and Chief Financial Officer

U.S.I. HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 31.1	Certification of David L. Eslick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Robert S. Schneider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David L. Eslick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Robert S. Schneider pursuant to 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Press Release announcing Stock Repurchase Plan, filed May 10, 2004.