Form 10-Q
period 2004-06-30
USI HOLDINGS CORP
filed 2004-08-06
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 4, 2004, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 48,948,521 shares.

U.S.I. HOLDINGS CORPORATION

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

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

Item 1. Financial Statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Amounts in Thousands, Except Per Share Data)
Assets
Current assets:
Cash and cash equivalents	$16,012	$46,137
Fiduciary funds - restricted	80,292	77,023
Premiums and commissions receivable, net of allowance for bad debts and cancellations of $4,228 and $3,355, respectively	175,748	175,088
Other	19,480	15,059
Deferred tax asset	8,014	13,425
Current assets held for discontinued operations	—	288

Total current assets	299,546	327,020

Goodwill (Note 2)	289,176	225,237

Other intangible assets (Note 2)	273,732	243,638
Accumulated amortization (Note 2)	(160,489)	(149,961)

Other intangible assets, net	113,243	93,677
Property and equipment, net	22,285	20,680
Other assets	4,459	3,433

Total Assets	$728,709	$670,047

Liabilities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$190,865	$186,413
Accrued expenses	39,569	43,751
Current portion of long-term debt (Note 4)	23,025	18,725
Other	16,533	7,568

Total current liabilities	269,992	256,457

Long-term debt (Note 4)	138,503	141,296
Deferred tax liability	11,669	8,248
Other liabilities	7,605	1,184

Total Liabilities	427,769	407,185

Commitments and contingencies (Note 7)

Stockholders’ equity (Note 5):
Preferred stock—non-voting—par $.01, 87,000 shares authorized; no shares issued and outstanding	—	—
Common stock—voting—par $.01, 300,000 shares authorized; 48,907 and 46,681 shares issued, respectively	489	467
Common stock—non-voting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	556,217	524,573
Accumulated deficit	(251,291)	(262,178)
Less treasury stock at cost, 159 and –0- shares, respectively	(2,405)	—
Less unearned compensation, restricted stock	(2,070)	—

Total Stockholders’ Equity	300,940	262,862

Total Liabilities and Stockholders’ Equity	$728,709	$670,047

See notes to condensed consolidated financial statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Revenues:
Commissions and fees	$100,066	$85,647	$192,530	$167,693
Investment income	286	600	647	1,113

Total Revenues	100,352	86,247	193,177	168,806

Expenses:
Compensation and employee benefits	56,861	49,373	112,258	98,110
Other operating expenses	23,371	18,577	42,401	36,063
Amortization of intangible assets (Note 2)	6,087	5,506	11,521	10,670
Depreciation	2,168	2,498	4,269	5,065
Interest	1,995	3,112	3,957	6,200

Total Expenses	90,482	79,066	174,406	156,108

Income from continuing operations before income tax expense	9,870	7,181	18,771	12,698
Income tax expense (benefit)	4,110	(465)	7,884	87

Income from Continuing Operations	5,760	7,646	10,887	12,611

Loss from discontinued operations, net	—	(98)	—	(93)

Net Income	$5,760	$7,548	$10,887	$12,518

Per Share Data – Basic and Diluted (Note: 9):

Basic:
Income from continuing operations	$0.12	$0.17	$0.23	$0.28
Loss from discontinued operations, net	—	—	—	—

Net Income Per Common Share	$0.12	$0.17	$0.23	$0.28

Diluted:
Income from continuing operations	$0.12	$0.17	$0.22	$0.28
Loss from discontinued operations, net	—	—	—	—

Net Income Per Common Share	$0.12	$0.17	$0.22	$0.28

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Operating Activities
Income from continuing operations	$10,887	$12,611
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	11,521	10,670
Depreciation	4,269	5,065
Deferred income taxes	5,466	(1,183)
Gain on disposal of assets	(537)	—
Other non-cash charges	106	486
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds-restricted	14,968	5,206
Premiums and commissions receivable	16,113	10,991
Other assets	7,801	2,924
Premiums payable to insurance companies	(31,837)	(14,909)
Accrued expenses and other liabilities	(5,862)	(10,855)

Net Cash Provided by Operating Activities	32,895	21,006

Investing Activities
Purchases of property and equipment	(3,369)	(3,427)
Proceeds from sale of assets	551	13
Cash paid for businesses acquired and related costs	(56,493)	(6,104)
Cash obtained from businesses acquired	1,646	2,164

Net cash used in investing activities by continuing operations	(57,665)	(7,354)
Net effect of discontinued operations	—	(98)

Net Cash Used in Investing Activities	(57,665)	(7,452)

Financing Activities
Proceeds from issuance of long-term debt	4,000	15,610
Payments of long-term debt issuance costs	(426)	(1,833)
Payments on long-term debt	(9,536)	(16,851)
Gross proceeds from issuance of common stock	3,012	583
Payments for common stock repurchase	(2,405)	—

Net Cash Used in Financing Activities	(5,355)	(2,491)

(Decrease) increase in cash and cash equivalents	(30,125)	11,063
Cash and cash equivalents at beginning of period	46,137	21,374

Cash and Cash Equivalents at End of Period	$16,012	$32,437

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,055	$5,039
Cash paid for taxes	$4,787	$1,878
Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisitions, primarily intangibles	$24,916	$10,392
Long-term debt issued for acquisitions, primarily intangibles	$—	$4,680
Common stock issued for reduction in liabilities	$1,000	$1,882

See notes to condensed consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

U.S.I. Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company), is a distributor of insurance and financial products and services to small and mid-sized businesses.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements include the accounts of U.S.I. Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Refer to the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional details of the Company’s financial position, as well as a description of the Company’s significant accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

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

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25. Under the intrinsic value method, compensation cost on stock options is recognized only to the extent the fair market value of the stock at grant date is in excess of the amount that the employee must pay to acquire the stock. To date, no compensation expense has been recorded for stock options since the market price at the date of grant equalled the amount the employee must pay. Additionally, in accordance with APB No. 25, compensation expense related to restricted stock is recorded ratably over the vesting period based on the fair market value on the date of grant.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

The following table illustrates the effect on the Company’s operating results and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based compensation. Assumptions in the valuation model are consistent with those used for 2003 (please read Note 9 “Stock Option Plan” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Net income as reported	$5,760	$7,548	$10,887	$12,518
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	81	—	81	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(928)	(843)	(1,163)	(885)

Pro forma net income	$4,913	$6,705	$9,805	$11,633

Earnings per share – basic:
As reported	$0.12	$0.17	$0.23	$0.28

Pro forma	$0.10	$0.15	$0.21	$0.26

Earnings per share – diluted:
As reported	$0.12	$0.17	$0.22	$0.28

Pro forma	$0.10	$0.15	$0.20	$0.26

In the second quarter of 2004, the Company granted 152,748 shares of restricted stock to various corporate and operating company management. The shares vest 25% per year for four years. The fair value of the shares on the grant date was $2,209,000. The restricted stock grant was recorded as unearned compensation in stockholders’ equity and is being charged to compensation expense on a straight-line basis over the vesting period. In the second quarter of 2004, the Company recognized additional compensation expense of $139,000 related to the grant.

Segment Reporting

Effective January 1, 2004, the Company moved its core benefits operation and part of its executive and professional benefits operation from its Specialized Benefits Services segment into its Insurance Brokerage segment in an effort to gain operating efficiency and further promote cross-sales of their products with other brokerage products. Accordingly, the Company’s 2004 Insurance Brokerage segment data includes the combined results of operations and prior year segment results have been reclassified to reflect the change in organizational structure (See Note 6 - Segment Reporting).

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segments are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in Thousands)
December 31, 2003	$152,100	$32,629	$40,508	$225,237
Goodwill transferred	17,332	(17,332)	—	—
Goodwill acquisitions/adjustments	60,421	150	3,368	63,939

June 30, 2004	$229,853	$15,447	$43,876	$289,176

In the first quarter of 2004, USI transferred $17,332,000 in goodwill from its Specialized Benefits Services segment to its Insurance Brokerage segment (see above and Note 6 “Segment Reporting”). Goodwill adjustments arise from reclassifications with other intangible assets upon completion of acquisition valuations, divestitures and additional or contingent purchase consideration.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

The Company’s amortizable intangible assets by asset class are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period
	(Dollars in Thousands)
June 30, 2004
Expiration rights	$229,464	$(123,071)	$106,393	10 years
Covenants not-to-compete	40,830	(37,418)	3,412	7 years
Other	3,438	—	3,438	5 years

Total	$273,732	$(160,489)	$113,243

December 31, 2003
Expiration rights	$199,549	$(113,339)	$86,210	10 years
Covenants not-to-compete	40,646	(36,622)	4,024	7 years
Other	3,443	—	3,443	5 years

Total	$243,638	$(149,961)	$93,677

Amortization expense for amortizable intangible assets was $6,087,000, $5,506,000, $11,521,000 and $10,670,000 for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, respectively. Amortization expense for amortizable intangible assets for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $22,836,000, $20,771,000, $17,335,000, $14,365,000 and $11,470,000, respectively.

Other intangible assets primarily consist of deferred financing costs, which are amortized to interest expense.

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

There were no indicators of possible impairment in the Company’s goodwill and intangible assets during the three and six-month period ended June 30, 2004. The Company will complete its annual goodwill impairment test in the fourth quarter of 2004.

3. Acquisitions

On April 1, 2004, USI acquired Bertholon-Rowland Corporation, an insurance brokerage operation. The aggregate preliminary purchase price of approximately $44,562,000 consisting of cash of $31,000,000, shares of the Company’s common stock valued at $9,337,000 and assumed liabilities of $4,225,000 was tentatively allocated primarily to goodwill and other intangible assets.

On May 1, 2004, USI acquired Dodge, Warren & Peters Insurance Services, Inc., an insurance brokerage operation. The aggregate preliminary purchase price of approximately $38,600,000 consisting of cash of $16,555,000, shares of the Company’s common stock and restricted stock units valued at $15,307,000 and assumed liabilities of $6,738,000 was tentatively allocated primarily to goodwill and other intangible assets.

During the six month period ended June 30, 2004, the Company acquired one book of business. The aggregate preliminary purchase price of approximately $1,913,000 consisting of cash of $1,435,000 and shares of the Company’s common stock valued at $478,000 was tentatively allocated primarily to expiration rights.

The preliminary purchase price allocations have not yet been finalized, however, the Company does not expect any material adjustments. Upon finalization of the purchase price allocation it is possible that amounts could be reclassified out of or in to goodwill, a non-amortizable asset, resulting in an adjustment to expense.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

The net assets and results of operations for each acquired company are included in the Company’s consolidated financial statements from their respective acquisition dates forward. The following is a summary of the unaudited pro forma historical results, as if these companies had been acquired on January 1:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in Thousands, Except Per Share Data)
Total Revenues	$102,337	$100,283	$208,433	$196,113

Income from continuing operations before income tax expense	$9,979	$8,676	$19,865	$15,178

Net income	$5,823	$8,415	$11,521	$13,956

Net income per share:
Basic	$0.12	$0.18	$0.24	$0.30
Diluted	$0.12	$0.18	$0.23	$0.30

Weighted average shares outstanding:
Basic	49,332	46,844	48,590	46,614
Diluted	50,528	47,158	49,653	46,825

These unaudited pro forma results are presented for comparative purposes only and are not necessarily indicative of the actual results of operations had these companies been acquired on January 1st of each year.

In the first six months of 2003, the Company acquired two insurance brokerage operations. The aggregate purchase price of $20,032,000 included cash of $3,560,000, notes payable to sellers of $4,680,000 and shares of the Company’s common stock and restricted stock units valued at $11,792,000. The purchase price was allocated primarily to expiration rights, covenants not-to-compete and goodwill. The Company’s consolidated financial statements for the three and six-month periods ended June 30, 2003 include the results of both operations since the closing date of the acquisition. These acquisitions were not considered material to the Company’s financial position or results of operations.

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

As amended, borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 3.67% at June 30, 2004.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poor’s and Moody’s Investor Service credit rating services at the time of borrowing. There is also a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At June 30, 2004, availability under the revolving credit facility was $24,176,460, having been reduced $4,000,000 for borrowings and $1,823,540 for outstanding letters of credit. See Note 10 – “Subsequent Events”.

The credit facility contains various limitations, including limitations on the payment of dividends and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each subsidiary guarantees the Company’s obligations under the credit facility.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

On March 26, 2004, in order to proceed with its acquisition strategy, the Company requested and received a waiver that specifically excludes the Bertholon-Rowland and Dodge, Warren & Peters acquisitions from our credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness. No other covenants were waived or amended.

At June 30, 2004, the Company is in compliance with all such covenants.

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

On May 10, 2004, the Company announced that its Board of Directors authorized a stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of stock options and warrants, the Company may at its discretion repurchase shares on the open market or in private transactions in order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its common stock. The amount and timing of repurchases will be based upon the number of shares of common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During the second quarter of 2004 the Company purchased 158,900 shares of its common stock on the open market at an aggregate cost of $2.4 million.

6. Segment Reporting

The Company has three reportable segments: Insurance Brokerage, Specialized Benefits Services and Corporate. The Company’s reportable segments are separately managed strategic business units that offer different products and services to different target markets.

The Insurance Brokerage segment offers general and specialty property and casualty, employee benefit-related insurance and retirement services, such as 401(k) plan administration and defined benefit actuarial services. The Specialized Benefits Services segment offers benefits enrollment and communication, executive benefits and other related consulting services. The Corporate segment is responsible for managing the following: acquisition processes, marketing, human resources, legal, capital, financial and reporting.

Effective January 1, 2004, USI moved its core benefits operation and part of its executive and professional benefits operation from its Specialized Benefits Services segment into its Insurance Brokerage segment, reorganizing the management and reporting of the two business units. The change was made based on the determination that these business units’ focus is on a target market and an array of products similar to that of the Insurance Brokerage Segment. Prior year amounts have been reclassified to reflect the new business segment structure.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

The following tables show the income (loss) from continuing operations before income taxes by reporting segment for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in Thousands)
2004
Revenues	$97,337	$2,969	$46	$100,352
Expenses	69,701	3,426	7,105	80,232
Depreciation and amortization	7,376	457	422	8,255
Interest	340	129	1,526	1,995

Income (loss) from continuing operations before income tax expense	$19,920	$(1,043)	$(9,007)	$9,870

2003
Revenues	$84,090	$2,114	$43	$86,247
Expenses	59,216	3,652	5,082	67,950
Depreciation and amortization	7,153	433	418	8,004
Interest	543	202	2,367	3,112

Income (loss) from continuing operations before income tax expense	$17,178	$(2,173)	$(7,824)	$7,181

	Six Months Ended June 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in Thousands)
2004
Revenues	$188,039	$4,959	$179	$193,177
Expenses	135,144	6,901	12,614	154,659
Depreciation and amortization	14,007	911	872	15,790
Interest	578	254	3,125	3,957

Income (loss) from continuing operations before income tax expense	$38,310	$(3,107)	$(16,432)	$18,771

2003
Revenues	$160,660	$8,022	$124	$168,806
Expenses	115,778	8,274	10,121	134,173
Depreciation and amortization	13,651	910	1,174	15,735
Interest	1,140	417	4,643	6,200

Income (loss) from continuing operations before income tax expense	$30,091	$(1,579)	$(15,814)	$12,698

The following table shows the total assets by reporting segment at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	(Dollars in Thousands)
Segment Assets:
Insurance Brokerage	$625,530	$560,056
Specialized Benefits Services	44,457	45,730
Corporate	58,722	63,973

Total assets for use in continuing operations	728,709	669,759
Reconciling items:
Assets held for discontinued operations	—	288

Total Assets	$728,709	$670,047

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

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

Near North Insurance Litigation (“Near North”). In October 2002, a group of affiliated plaintiffs who are competitors of the Company in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers and employees who previously worked for one of the plaintiffs, various other third party individuals, and an insurance brokerage. Plaintiffs’ complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for, among other things, tortious interference with clients, violation of state trade secrets laws and civil conspiracy. The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against the Company and its officers and employees for failing to meet Illinois pleading requirements, and the court gave plaintiffs an additional opportunity to attempt to meet those requirements. In December 2003, plaintiffs filed a third amended complaint, and in February 2004, the Company filed another motion to dismiss all claims asserted against the Company and its officers and employees based on several grounds, including the grounds previously accepted by the court. A hearing on the Company’s motion to dismiss was held in July 2004 and the Company anticipates a ruling on the Company’s motion in October 2004.

The Company is vigorously defending the Near North action, as it believes the plaintiffs’ allegations against the Company have no merit.

In addition, the United States brought a criminal indictment against one of the plaintiff corporations, Near North, and its owner Michael Segal. The indictment alleged various criminal counts for mail fraud, tax violations and violations of the criminal Racketeer Influenced and Corrupt Organizations Act (“RICO”), among other things. In June 2004, a jury convicted Near North and Michael Segal on all counts. Sentencing in this matter is set for August 2004. Under the criminal RICO statute, the sentencing may include forfeiture of a majority stake in the ownership of Near North.

8. Efficiency Initiative and Other Accruals

In 2002 and 2001, the Company recorded charges related to future compensation costs for terminated employees, future producer compensation restructuring and future lease costs for terminated office leases. Additionally, for the six months ended June 30, 2004 and the year ended December 31, 2003, the Company recorded charges of $140,000 and $396,000, respectively, for severance costs related to its corporate office move from San Francisco to New York.

The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated employee severance liability	Producer compensation restructuring liability	Terminated office lease costs liability	Total
	(Dollars in Thousands)
December 31, 2003	$509	$273	$88	$870
Other charges	140	—	—	140
Used in year	(285)	(139)	(88)	(512)

June 30, 2004	$364	$134	$0	$498

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2004	2003
	(Amounts in Thousands, Except Per Share Data)
Numerator:
Income from continuing operations	$5,760	$7,646
Loss from discontinued operations, net	—	(98)

Numerator for basic earnings per share-income available to common stockholders	$5,760	$7,548

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	48,321	45,130
Dilutive effect of stock options and warrants using treasury stock method	1,196	314

Weighted-average shares outstanding used in calculation of diluted earnings per share	49,517	45,444

Earnings per share - basic:
Income from continuing operations	$0.12	$0.17
Loss from discontinued operations, net	—	—

Net Income	$0.12	$0.17

Earnings per share - diluted:
Income from continuing operations	$0.12	$0.17
Loss from discontinued operations, net	—	—

Net Income	$0.12	$0.17

	Six Months Ended June 30,
	2004	2003
	(Amounts in Thousands, Except Per Share Data)
Numerator:
Income from continuing operations	$10,887	$12,611
Loss from discontinued operations, net	—	(93)

Numerator for basic earnings per share-income available to common stockholders	$10,887	$12,518

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	47,554	44,900
Dilutive effect of stock options and warrants using treasury stock method	1,063	211

Weighted-average shares outstanding used in calculation of diluted earnings per share	48,617	45,111

Earnings per share - basic:
Income from continuing operations	$0.23	$0.28
Loss from discontinued operations, net	—	—

Net Income	$0.23	$0.28

Earnings per share - diluted:
Income from continuing operations	$0.22	$0.28
Loss from discontinued operations, net	—	—

Net Income	$0.22	$0.28

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

10. Subsequent Events

On July 1, 2004, USI acquired Future Planning Associates, Inc., an insurance brokerage operation. The aggregate preliminary purchase price of approximately $30,638,000 consisting of cash of $18,508,000, common stock of $3,064,000 and notes issued and net assumed liabilities of $9,066,000 will be allocated primarily to goodwill and other intangible assets. The Company drew down an additional $20,000,000 on its revolving credit facility to fund the cash portion of the purchase price, leaving $4,176,460 available in the revolving credit facility.

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

Commissions on P&C, health, group life and group disability insurance, are typically calculated as a percentage, ranging from approximately 3% to 20%, of the annual premium. These commissions generally recur at the same rate as long as the insurance is in force and are recorded on the later of the effective date of the policy or the billing date. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, most of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products such as critical illness insurance, is recognized in the first year the insurance is placed, with the commissions paid in renewal years being relatively insignificant. We also receive contingent commissions, which are incremental compensation for achieving specified premium volume and/or loss experience goals set by the insurance companies for the business we place with them. Contingent commissions are recorded on the earlier of receipt of cash or when we receive data from the insurance companies that allows us to reasonably determine the amount. Fee-based revenues related to employee benefits services are generally billed and recorded as services are rendered and may vary with factors such as the client’s headcount or assets under management.

According to published and industry sources, the Office of the Attorney General of the State of New York is conducting an investigation of certain compensation agreements (generally known as contingent commission or policy service agreements) between insurance brokers and insurance companies and has served subpoenas on a number of insurance brokerage companies and insurance companies. In addition, we are aware from published sources that the Connecticut and California Departments of Insurance have also launched similar investigations into these types of compensation agreements. Furthermore, we are also aware of the pendency of private litigation brought against other insurance brokerage companies which challenges their contingent commission arrangements. As of the date of this report, we have not received a subpoena or other inquiry from the Office of the Attorney General of the State of New York or either the Connecticut or California Departments of Insurance in connection with these investigations nor are we involved in any private litigation of the sort noted. While such agreements have been widely used and accepted in the industry in the past, if their use is restricted or adversely impacted by any such governmental inquiry or private litigation, there could be a material adverse effect on our results of operations.

We have two operating segments: Insurance Brokerage and Specialized Benefits Services, and a third administrative segment: Corporate. See discussion under “Results of Operations” below.

Market

Property & Casualty

Premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. From 1987 through 1999, the commercial P&C insurance industry was in a “soft market,” which is an insurance market characterized by a period of flat to declining premium rates, which negatively affected commissions earned by insurance brokers. Years of underwriting losses for insurance companies combined with the downward turn in the equity markets and interest rates caused insurers to increase premium rates starting in mid- to late 2000, creating what we call a

“hard market”. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in the largest insurance loss in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases, which negatively impacted our revenues. The hard market, for many lines of coverage, began to slow in the second half of 2002 and throughout 2003. In the second half of 2003 and into early 2004, premiums in most lines of coverage began to flatten and for some, even decrease. Through the first half of 2004, new and renewal premiums in most P&C lines of business are in decline, and some, such as property, by as much as 20%. We are not able to predict whether this trend of declining premiums will continue; however, if it does, our P&C brokerage revenues may be negatively impacted.

Health & Welfare

Premium rates in the health insurance industry have generally had a consistent upward trend due to increasing health care delivery costs. In recent years, however, the upward trend in health care insurance premiums has been somewhat offset by the impact of the economic downturn and its resulting negative impact on employment levels of our customers. Additionally, reduced discretionary spending by our corporate clients has led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Decreases in balances of assets invested within our clients’ retirement benefit plans and on new investments into those plans, on which we are paid commissions, has negatively impacted our retirement services business. Our Health & Welfare business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market increases both existing assets under management and new investments. In 2003 and into early 2004, we saw the signs of an improving economy, although we did not see the benefits of sustained growing labor ranks or increased spending on benefits as employers continued to mitigate medical cost increases. The economy in the first half 2004 was generally flat; however, some positive news in the employment numbers has begun to translate into growth for our Health & Welfare revenues. While we cannot predict whether the economy will continue to improve or if employment and spending on employee benefits will increase, if they do, then our Health & Welfare revenue may be positively impacted.

Primary Financial Measures

The financial measures that we use to evaluate our performance are:

•	Organic Revenue, which excludes the current period’s total revenues generated from acquisitions and the prior period’s total revenues from divested businesses during the twelve months following acquisition or divestiture;

•	EBITDA, which is income (loss) from continuing operations plus interest expense, income tax expense, depreciation and amortization of intangible assets;

•	EBITDA Margin, which we define as EBITDA as a percentage of total revenues; and

•	Cash earnings per share, which we define as income from continuing operations plus amortization of intangible assets on a diluted per share basis.

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

We strongly urge investors or potential investors in our stock to review the calculation of EBITDA, EBITDA Margin and Organic Revenue and the related reconciliation to GAAP financial measures in “Results of Operations” below.

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

Margin Improvement

Our EBITDA margins are currently among the lowest of our peers. We have publicly stated that we believe we can improve our margins by 100 – 200 basis points per year up to a consolidated margin, including corporate, of at least 28%. We currently benchmark all expense categories and work with operating company management to develop and implement remediation plans for business units performing below our standards. We are focused on increasing margins by restructuring the mix of incentive versus guaranteed compensation, consolidating office space, implementing best practices in operations, leveraging our purchasing power and lowering the cost of our information technology through the consolidation of data centers. Additionally, we continue to capitalize on opportunities to leverage our fixed costs across a greater revenue base by acquiring “fold-in” and other accretive businesses within our current geographic footprint.

Acquisitions

Each year, our goal is to acquire companies with revenues equal to at least 10% of our prior year’s consolidated total revenues.

In most acquisitions, we issue a combination of cash, seller notes and common stock. We also may structure our acquisition agreements to include contingent purchase price payments (contingent upon reaching specified financial targets), commonly referred to as “earn-outs,” which are paid in a combination of cash, seller notes and common stock and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain revenue targets. All acquisitions require approval of our Board of Directors and, if greater than $1.5 million in aggregate purchase price, also require notification to our bank lenders. Please read Note 3, “Acquisitions” in our condensed consolidated financial statements included in Part I – Item 1.

We centrally manage our acquisition pipeline from the point of initial contact through to integration within our operations. We only consider deals that are accretive to our earnings per share, and sellers must take a portion of their purchase price in our common stock. All acquisitions are subject to a due diligence process, including an introduction to our culture and business strategy, the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand within our current geographic footprint of operations to maximize efficiencies and continue to build-out a balanced revenue mix of P&C and Health & Welfare business.

On April 1, 2004, we acquired Bertholon-Rowland Corporation, an insurance brokerage operation. The aggregate preliminary purchase price of approximately $44,562,000 consisting of cash of $31,000,000, shares of the Company’s common stock valued at $9,337,000 and assumed liabilities of $4,225,000 was tentatively allocated primarily to goodwill and other intangible assets.

On May 1, 2004, we acquired Dodge, Warren & Peters Insurance Services, Inc., an insurance brokerage operation. The aggregate preliminary purchase price of approximately $38,600,000 consisting of cash of $16,555,000, shares of the Company’s common stock and restricted stock units valued at $15,307,000 and assumed liabilities of $6,738,000 was tentatively allocated primarily to goodwill and other intangible assets.

During the six month period ended June 30, 2004, we acquired one book of business. The aggregate preliminary purchase price of approximately $1,913,000 consisting of cash of $1,435,000 and shares of the Company’s common stock valued at $478,000 was tentatively allocated primarily to expiration rights.

We acquired an insurance brokerage operation on July 1, 2004 (Please read Note 10, “Subsequent Events” in our condensed consolidated financial statements included in Part I – Item 1).

Quarterly Fluctuations

Our quarterly revenues and EBITDA may be volatile. This is attributable to the following:

•	a significant percentage of commissions and fees in our Specialized Benefits Services segment is earned and recorded in the fourth quarter;

•	the timing of executive benefits and enrollment sales with significant first year commissions; and

•	the impact of variations or timing in recording contingent commissions in our Insurance Brokerage segment.

Quarterly fluctuations in revenues and EBITDA make our performance less predictable than our peers who have less Specialized Benefits Services revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits Services segment, makes comparisons of any period less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as negotiating alternative commission schedules with insurance companies on products that have historically paid most commissions in the first policy year and diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year. We continue to focus on strategies that will provide a more predictable revenue stream; however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability.

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of our accounting policies require management’s judgment to estimate values of assets, liabilities, revenues or expenses. In addition, it may require significant judgment to apply complex principles of accounting to certain transactions, such as acquisitions, to determine the most appropriate accounting treatment. We believe the following significant accounting estimates and policies are material to our financial condition and/or results of operations and are subject to a higher degree of subjectivity and/or complexity. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If actual performance should differ from historical experience or if our assumptions were to change, it may materially impact our financial condition and results of operations.

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

We record commissions on premiums billed and collected directly by insurance companies and contingent commissions when we receive data from the insurance companies that allows us to reasonably determine these amounts. We are able to reasonably determine contingent commission amounts when we receive notification of the amount due or the insurance policy detail from the insurance companies or when we receive the cash. We receive contingent commissions from insurance companies based on premium volume goals and/or the loss experience of the insurance placed with the insurance company.

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

We maintain an allowance for bad debts and estimated policy cancellations based on our premiums and commissions receivable. The policy cancellations component represents a reserve for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowance is determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowance and make adjustments as necessary. Future adjustments to the allowance may be necessary based on changes in the trend of write-offs or cancellations which could increase/decrease due to changes in economic conditions and/or our clients’ financial condition and which may have a negative/positive impact on our financial position or results of operations.

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

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. We do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported financial position and results of operations. We have accrued a liability in accordance with GAAP for our best estimate of the probable cost of the resolution of those claims where our liability is probable and can be reasonably estimated. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. The establishment of reserves for claims and litigation requires management’s judgment. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period.

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

Results of Operations

A reconciliation of EBITDA to Net Income in accordance with GAAP.

	Three Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Total Revenues	$100,352	$86,247
Compensation and Employee Benefits	56,861	49,373
Other Operating Expenses	23,371	18,577

EBITDA	20,120	18,297

Amortization of Intangible Assets	6,087	5,506
Depreciation	2,168	2,498
Interest	1,995	3,112

Income From Continuing Operations Before Income Tax Expense	9,870	7,181
Income Tax Expense (Benefit)	4,110	(465)

Income From Continuing Operations	5,760	7,646
Loss From Discontinued Operations, Net of Income Taxes	—	(98)

Net Income in accordance with GAAP	$5,760	$7,548

	Six Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Total Revenues	$193,177	$168,806
Compensation and Employee Benefits	112,258	98,110
Other Operating Expenses	42,401	36,063

EBITDA	38,518	34,633

Amortization of Intangible Assets	11,521	10,670
Depreciation	4,269	5,065
Interest	3,957	6,200

Income From Continuing Operations Before Income Tax Expense	18,771	12,698
Income Tax Expense	7,884	87

Income From Continuing Operations	10,887	12,611
Loss From Discontinued Operations, Net of Income Taxes	—	(93)

Net Income in accordance with GAAP	$10,887	$12,518

A reconciliation of Organic Revenues to Total Revenues in accordance with GAAP (Dollars in thousands):

	For the Three Months Ended June 30,
	Revenues		Change		Adjustment for Net Acquired Businesses	Organic Growth/Decline
	2004	2003	Amount	Percent
Consolidated
Commissions and Fees	$97,339	$80,080	$17,259	21.6%	$(14,438)	3.5%
Contingents and Overrides	2,313	5,040	(2,727)	(54.1)%	(204)	(58.2)%
Other Income	700	1,127	(427)	(37.9)%	(101)	(46.9)%

Total Revenues	$100,352	$86,247	$14,105	16.4%	$(14,743)	(0.7)%

Insurance Brokerage
Commissions and Fees	$94,373	$78,217	$16,156	20.7%	$(14,438)	2.2%
Contingents and Overrides	2,313	5,040	(2,727)	(54.1)%	(204)	(58.2)%
Other Income	651	833	(182)	(21.8)%	(101)	(34.0)%

Total Revenues	$97,337	$84,090	$13,247	15.8%	$(14,743)	(1.8)%

Specialized Benefits Services
Commissions and Fees	$2,966	$1,863	$1,103	59.2%	—	59.2%
Contingents and Overrides	—	—	—	—	—	—
Other Income	3	251	(248)	(98.8)%	—	(98.8)%

Total Revenues	$2,969	$2,114	$855	40.4%	—	40.4%

Corporate
Commissions and Fees	—	—	—	—	—	—
Contingents and Overrides	—	—	—	—	—	—
Other Income	$46	$43	$3	7.0%	—	7.0%

Total Revenues	$46	$43	$3	7.0%	—	7.0%

	For the Six Months Ended June 30,
	Revenues		Change		Adjustment for Net Acquired Businesses	Organic Growth/Decline
	2004	2003	Amount	Percent
Consolidated
Commissions and Fees	$175,110	$151,224	$23,886	15.8%	$(19,272)	3.1%
Contingents and Overrides	15,835	14,571	1,264	8.7%	(1,616)	(2.4)%
Other Income	2,232	3,011	(779)	(25.9)%	(778)	(51.7)%

Total Revenues	$193,177	$168,806	$24,371	14.4%	$(21,666)	1.6%

Insurance Brokerage
Commissions and Fees	$170,155	$144,457	$25,698	17.8%	$(19,272)	4.4%
Contingents and Overrides	15,835	14,571	1,264	8.7%	(1,616)	(2.4)%
Other Income	2,049	1,632	417	25.6%	(778)	(22.1)%

Total Revenues	$188,039	$160,660	$27,379	17.0%	$(21,666)	3.6%

Specialized Benefits Services
Commissions and Fees	$4,955	$6,767	$(1,812)	(26.8)%	—	(26.8)%
Contingents and Overrides	—	—	—	—	—	—
Other Income	4	1,255	(1,251)	(99.7)%	—	(99.7)%

Total Revenues	$4,959	$8,022	$(3,063)	(38.2)%	—	(38.2)%

Corporate
Commissions and Fees	—	—	—	—	—	—
Contingents and Overrides	—	—	—	—	—	—
Other Income	$179	$124	$55	44.4%	—	44.4%

Total Revenues	$179	$124	$55	44.4%	—	44.4%

We present EBITDA because we believe that it is a relevant and useful indicator of our operating profitability. We believe EBITDA is relevant due to our leveraged capital structure and resulting significant amount of interest expense and due to our acquisition strategy and resulting significant amount of amortization of intangible assets. We present EBITDA Margin because we believe it is a relevant and useful indicator in understanding how we view our operating efficiency. We present Organic Revenue and feel it is relevant because it allows us to discern year-over-year changes in revenues related to the success or failure of our ability to execute on our sales and client retention strategies.

We understand that analysts and investors regularly rely on non-GAAP financial measures, such as EBITDA and EBITDA Margin to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. Additionally, investors use Organic Revenue to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue to that of its peers. EBITDA and EBITDA Margin may be helpful in reflecting our operating performance in a manner that may not otherwise be apparent when relying solely on GAAP financial measures, because EBITDA and EBITDA Margin eliminate from earnings financial items that have less bearing on our operating performance. Organic Revenue may be helpful by eliminating the impact of acquired revenue from internally generated revenues.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Revenues. Revenues increased $14.1 million, or 16.4%, to $100.4 million for the three months ended June 30, 2004, from $86.3 million for the three months ended June 30, 2003. Organic revenue declined 0.7%. Of the $14.1 million in revenue growth, $14.7 million was due to acquisitions, net of disposed businesses, offset by a decline in organic revenue of $0.6 million. Included in the organic revenue decline is a $3.5 million decline in contingent commissions and other income, primarily due to a timing difference caused by the early receipt of some contingent commissions in the first quarter of 2004.

Compensation and Employee Benefits. Compensation and Employee Benefits increased $7.5 million, or 15.2%, to $56.9 million for the three months ended June 30, 2004, from $49.4 million for the three months ended June 30, 2003. The increase was primarily due to the effect of acquisitions. As a percentage of revenues, Compensation and Employee Benefits was 56.7% for the three months ended June 30, 2004, compared to 57.2% for the three months ended June 30, 2003. The decrease, as a percentage of revenues, was due primarily to lower incentive compensation expense.

Other Operating Expenses. Other Operating Expenses increased $4.8 million, or 25.8%, to $23.4 million for the three months ended June 30, 2004, from $18.6 million for three months ended June 30, 2003. For the three months ended June 30, 2004, we incurred a net increase of $0.9 million over the three months ended June 30, 2003 in costs related to the implementation of Sarbanes-Oxley Section 404 procedures and the corporate move. As a percentage of revenues, Other Operating Expenses were 23.3% for the three months ended June 30, 2004, compared to 21.5% for the three months ended June 30, 2003. In addition to the expense increase noted above, expenses were higher as a percentage of revenue due to a $2.7 million decrease in contingent commission revenues.

Income From Continuing Operations. Income From Continuing Operations decreased $1.8 million to $5.8 million for the three months ended June 30, 2004, from $7.6 million for the three months ended June 30, 2003. Comparisons of 2004 to 2003 are negatively affected by the fact that in 2004 we are recording a provision for income taxes at an approximate 42% effective rate, whereas in 2003, we were able to utilize the benefits of our net operating loss carry-forwards, resulting in a tax benefit in the second quarter last year. The increase in income tax expense in the second quarter of 2004 over the same period in 2003 was $4.6 million, which was offset by lower interest and depreciation expense and income from continuing operations generated by our higher revenue base in 2004.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenues. Revenues increased $24.4 million, or 14.4%, to $193.2 million for the six months ended June 30, 2004, from $168.8 million for the six months ended June 30, 2003. Organic revenue grew 1.6%. Of the $24.4 million in revenue growth, $21.7 million was due to acquisitions, net of disposed businesses, and $2.7 million was due to organic growth. Included in organic revenue growth is a decrease in contingent commissions and other income of $1.9 million. Organic revenue growth in the first six months of 2004 was negatively affected by the softening rate environment for P&C insurance products and a year-over-year decline in our Specialized Benefits Services segment, due primarily to two large life insurance transactions totaling $4.2 million in revenues in the first six months of 2003.

Compensation and Employee Benefits. Compensation and Employee Benefits increased $14.2 million, or 14.4%, to $112.3 million for the six months ended June 30, 2004, from $98.1 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, the increase was primarily due to the effect of acquisitions. As a percentage of revenues, Compensation and Employee Benefits was 58.1% for the six months ended June 30, 2004 and June 30, 2003, respectively.

Other Operating Expenses. Other Operating Expenses increased $6.3 million, or 17.6%, to $42.4 million for the six months ended June 30, 2004, from $36.1 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, we incurred a net increase of $1.7 million over the six months ended June 30, 2003 in costs related to the implementation of Sarbanes-Oxley Section 404 procedures and the corporate move. As a percentage of revenues, Other Operating Expenses were 21.9% for the six months ended June 30, 2004, compared to 21.4% for the six months ended June 30, 2003. The increase is due to the expenses noted above.

Income From Continuing Operations. Income From Continuing Operations decreased $1.7 million to $10.9 million for the six months ended June 30, 2004, from $12.6 million for the six months ended June 30, 2003. Comparisons of 2004 to 2003 are negatively affected by the fact that in 2004 we are recording a provision for income taxes at an approximate 42% effective rate, whereas in 2003, we were able to utilize the benefits of our net operating loss carry-forwards, resulting in income tax expense of $0.1 million in the first six months of last year. The increase in income tax expense for the first six months of 2004 over the same period in 2003 was $7.8 million, which was offset by lower interest and depreciation expense and income from continuing operations generated by our higher revenue base in 2004.

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

We evaluate segment performance based on Revenues, Organic Revenue, EBITDA and EBITDA Margin. Organic Revenue, EBITDA and EBITDA Margin are not substitutes for other financial measures determined in accordance with GAAP. Because not all companies calculate these non-GAAP measures in the same fashion, these measures as presented are not likely to be comparable to other similarly titled measures of other companies.

Insurance Brokerage

	Three months ended June 30,
	2004	2003
	(Dollars in Thousands, except for percentages)
Revenues:
Property & Casualty	$57,348	$52,162
Group Employee Benefits	39,989	31,928

Total Revenues	97,337	84,090
Compensation and Employee Benefits	52,316	44,994
Other Operating Expenses	17,385	14,222

EBITDA	$27,636	$24,874

EBITDA Margin	28.4%	29.6%
Income From Continuing Operations Before Income Taxes	$19,920	$17,178

Insurance Brokerage (Cont):

	Six months ended June 30,
	2004	2003
	(Dollars in Thousands, except for percentages)
Revenues:
Property & Casualty	$118,187	$100,444
Group Employee Benefits	69,852	60,216

Total Revenues	188,039	160,660
Compensation and Employee Benefits	102,820	88,140
Other Operating Expenses	32,324	27,638

EBITDA	$52,895	$44,882

EBITDA Margin	28.1%	27.9%
Income From Continuing Operations Before Income Taxes	$38,310	$30,091

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Revenues in the Insurance Brokerage segment increased $13.2 million, or 15.8%, to $97.3 million for the three months ended June 30, 2004, from $84.1 million for the three months ended June 30, 2003. Organic revenue declined 1.8% for the quarter. Of the $13.2 million in revenue growth, $14.7 million was due to acquisitions, net of disposed businesses, offset by a decline in organic revenue of $1.5 million. Contingent commissions and other income declined $2.9 million for the quarter, principally due to a timing difference caused by the early receipt of some contingent commissions in the first quarter of 2004. Property & Casualty revenues represented 57.1% and 60.5% of our consolidated revenues for the three months ended June 30, 2004 and 2003, respectively, and Group Employee Benefits revenues represented 39.8% and 37.0% of our consolidated revenues for the three months ended June 30, 2004 and 2003, respectively.

EBITDA in the Insurance Brokerage segment increased $2.7 million, or 11.1%, to $27.6 million for the three months ended June 30, 2004 from $24.9 million for the three months ended June 30, 2003. EBITDA Margin in the Insurance Brokerage segment was 28.4% and 29.6% for the three months ended June 30, 2004 and 2003, respectively. The increase in EBITDA for the three months ended June 30, 2004 is primarily due to acquisitions, partially offset by lower contingent commissions. The decrease in EBITDA Margin for the three months ended June 30, 2004 is due primarily to the negative impact of decreased contingent commissions.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $19.9 million and $17.2 million for the three months ended June 30, 2004 and 2003, respectively. The increase for the three months ended June 30, 2004 is due to the items discussed above.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenues in the Insurance Brokerage segment increased $27.3 million, or 17.0%, to $188.0 million for the six months ended June 30, 2004, from $160.7 million for the six months ended June 30, 2003. Organic revenue grew 3.6% for the six months. Of the $27.3 million in revenue growth, $21.7 million was due to acquisitions, net of disposed businesses, and $5.6 million was due to organic revenue growth. Included in the organic growth was a $0.7 million decline in contingent commissions and other income. Organic revenue growth for the six month period was due to positive net new business, which we define as new business less the impact of lost business and other prior year revenues that did not recur, and the positive impact of moderating rate increases and market conditions. Property & Casualty revenues represented 61.2% and 59.5% of our consolidated revenues for the six months ended June 30, 2004 and 2003, respectively, and Group Employee Benefits revenues represented 36.2% and 35.7% of our consolidated revenues for the six months ended June 30, 2004 and 2003, respectively.

EBITDA in the Insurance Brokerage segment increased $8.0 million or 17.9% to $52.9 million for the six months ended June 30, 2004 from $44.9 million for the six months ended June 30, 2003. EBITDA Margin in the Insurance Brokerage segment was 28.1% and 27.9% for the six months ended June 30, 2004 and 2003, respectively. The increase in EBITDA Margin for the six months ended June 30, 2004 is due primarily to the positive effects of certain expense reduction efforts, offset by the effect of flat contingent commissions.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $38.3 million and $30.0 million for the six months ended June 30, 2004 and 2003, respectively. The increase in the six months ended June 30, 2004, is due to the items discussed above.

Specialized Benefits Services

	Three months ended June 30,
	2004	2003
	(Dollars in Thousands, except for percentages)
Revenues	$2,969	$2,114
Compensation and Employee Benefits	2,119	2,375
Other Operating Expenses	1,307	1,277

EBITDA	$(457)	$(1,538)

EBITDA Margin	(15.4)%	(72.8)%
Loss From Continuing Operations Before Income Taxes	$(1,043)	$(2,173)

	Six months ended June 30,
	2004	2003
	(Dollars in Thousands, except for percentages)
Revenues	$4,959	$8,022
Compensation and Employee Benefits	4,329	5,800
Other Operating Expenses	2,572	2,474

EBITDA	$(1,942)	$(252)

EBITDA Margin	(39.2)%	(3.1)%
Loss From Continuing Operations Before Income Taxes	$(3,107)	$(1,579)

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Specialized Benefits Services revenues increased $0.9 million, or 40.4%, to $3.0 million for the three months ended June 30, 2004, from $2.1 million for the three months ended June 30, 2003, due to an increase in net new business. Specialized Benefits Services revenues represented 3.0% and 2.5% of our total revenues for the three months ended June 30, 2004 and 2003, respectively.

EBITDA in the Specialized Benefits Services segment increased $1.1 million to $(0.5) million for the three months ended June 30, 2004 from $(1.5) million for the three months ended June 30, 2003. EBITDA Margin in the Specialized Benefits Services segment was (15.4)% and (72.8)% for the three months ended June 30, 2004 and 2003, respectively. The increase in EBITDA Margin in the three months ended June 30, 2004 is due primarily to increased revenues.

Loss From Continuing Operations Before Income Taxes in the Specialized Benefits Services segment was $1.0 million and $2.2 million for the three months ended June 30, 2004 and 2003, respectively. The increase for the three months ended June 30, 2004 is due to the items discussed above.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Specialized Benefits Services revenues decreased $3.0 million, or 38.2%, to $5.0 million for the six months ended June 30, 2004, from $8.0 million for the six months ended June 30, 2003. As previously discussed, there were two significant life insurance transactions in the first quarter of 2003 totaling $4.2 million in revenues, which negatively affects the year-over-year comparison. Specialized Benefits Services revenues represented 2.6% and 4.8% of our total revenues for the six months ended June 30, 2004 and 2003, respectively.

EBITDA in the Specialized Benefits Services segment decreased $1.6 million to $(1.9) million for the six months ended June 30, 2004 from $(0.3) million for the six months ended June 30, 2003. EBITDA Margin in the Specialized Benefits Services segment was (39.2)% and (3.1)% for the six months ended June 30, 2004 and 2003, respectively. EBITDA and EBITDA Margin in the Specialized Benefits Services segment for the six months ended June 30, 2004 were negatively impacted by the items discussed above.

Loss From Continuing Operations Before Income Taxes in the Specialized Benefits Services Segment was $3.1 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively. The decrease for the six months ended June 30, 2004 is due to the items discussed above.

Corporate

	Three months ended June 30,
	2004	2003
	(Dollars in Thousands, except for percentages)
Revenues	$46	$43
Compensation and Employee Benefits	2,426	2,004
Other Operating Expenses	4,679	3,078

EBITDA	$(7,059)	$(5,039)

Percentage of Total Revenues	(7.0)%	(5.8)%
Loss From Continuing Operations Before Income Taxes	$(9,007)	$(7,824)

	Six months ended June 30,
	2004	2003
	(Dollars in Thousands, except for percentages)
Revenues	$179	$124
Compensation and Employee Benefits	5,109	4,170
Other Operating Expenses	7,505	5,951

EBITDA	$(12,435)	$(9,997)

Percentage of Total Revenues	(6.4)%	(5.9)%
Loss From Continuing Operations Before Income Taxes	$(16,432)	$(15,814)

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Revenues at the Corporate segment represent interest income.

Net Corporate expenses were $7.1 million and $5.0 million for the three months ended June 30, 2004 and 2003, respectively. As a percentage of total revenues, net Corporate expenses were 7.0% and 5.8% for the three months ended June 30, 2004 and 2003, respectively. Included in net Corporate expenses in the three months ended June 30, 2004 is a net increase of $0.5 million and $0.4 million in expenses related to the implementation of Sarbanes-Oxley Section 404 procedures and the move of the corporate office, respectively.

Loss From Continuing Operations Before Income Taxes in the Corporate segment was $9.0 million and $7.8 million for the three months ended June 30, 2004 and 2003, respectively. The increased loss in 2004 is primarily due to the expenses noted above, offset by a decrease in interest expense due to the restructuring of our credit facility at a lower interest rate.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net Corporate expenses were $12.4 million and $10.0 million for the six months ended June 30, 2004 and 2003, respectively. As a percentage of total revenues, net Corporate expenses were 6.4% and 5.9% for the six months ended June 30, 2004 and 2003, respectively. Included in net Corporate expenses for the six months ended June 30, 2004 is a net increase of $1.0 million and $0.9 million in expenses related to the implementation of Sarbanes-Oxley Section 404 procedures and the move of the corporate office, respectively.

Loss From Continuing Operations in the Corporate segment was $16.4 million and $15.8 million for the six months ended June 30, 2004 and 2003, respectively. The increase in expenses noted above was offset by a decrease in interest expense as a result of lower interest rates.

Liquidity and Capital Resources

Our debt consists of the following:

	As of June 30, 2004	As of December 31, 2003
	(Dollars in Thousands)
Senior Credit Facility:
Term loan	$124,063	$124,688
Revolving loan	4,000	—
Other Debt:
Notes issued in connection with acquisitions, due on various dates through 2009	24,516	24,911
Zurich term loan	3,000	3,000
Other long-term debt, primarily capital leases	5,949	7,422

Total debt	161,528	160,021
Current portion of long-term debt	(23,025)	(18,725)

Long-term debt	$138,503	$141,296

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

As amended, borrowings under the term loan bear interest, at our option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 3.67% at June 30, 2004.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s Investor Service credit rating services at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At June 30, 2004, availability under the revolving credit facility was $24.2 million.

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

On March 26, 2004, in order to proceed with our acquisition strategy, we requested and received a waiver that specifically excludes the Bertholon-Rowland and Dodge, Warren & Peters acquisitions from our credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness (see Note 4 “Long-Term Debt” and Note 3 “Acquisitions” in our six month financial statements). No other covenants were waived or amended.

Working capital decreased by $41.0 million to $29.6 million at June 30, 2004, compared to $70.6 million at December 31, 2003, primarily due to cash used for acquisitions and liabilities assumed from those acquired companies in the second quarter of 2004, offset by cash generated by operations.

On July 24, 2003, Standard & Poor’s raised the counterparty credit and bank loan rating on us to ‘BB-’ from ‘B+.’ On August 12, 2003 Moody’s Investors Service assigned a B1 rating to our new credit facility with a stable outlook.

As of June 30, 2004, we were in compliance with the covenants in our credit facility. The significant financial covenants of our credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	1.77	2.25 maximum
Fixed Charge Coverage Ratio(a)	2.77	1.50 minimum
Stockholders’ Equity(a) (in millions)	$300.9	$233.2 minimum

(a)	As defined in our credit facility.

We believe that our cash and cash equivalents on hand of $16.0 million and projected cash flows from operations, availability under our revolving credit facility of $24.2 million as of June 30, 2004, and expected net proceeds of $55.5 million to be received from the public sale of our shares sold via forward sale agreements in the April 2004 public offering, should be sufficient to fund our estimated $11.6 million in debt principal repayments, working capital needs, acquisitions and planned capital expenditures through at least December 31, 2004. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our revolving credit facility provides us with availability of $30.0 million, all of which is available for general corporate purposes, including acquisitions. As of June 30, 2004 availability under the revolving credit facility was $24.2 million. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control. See Note 10 – “Subsequent Events”, to our condensed consolidated financial statements included in Part I – Item 1.

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

Cash and cash equivalents decreased by $30.1 million and increased by $11.1 million for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by operating activities totaled $32.9 million and $21.0 million for the six months ended June 30, 2004 and 2003, respectively, and is principally dependent upon operating earnings, and to a lesser extent, changes in working capital.

Net cash used in investing activities totaled $57.7 million and $7.5 million for the six months ended June 30, 2004 and 2003, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $56.5 million and $6.1 million for the six months ended June 30, 2004 and 2003, respectively. The $56.5 million for the six months ended June 30, 2004 primarily reflects the payment of the cash portion of the Bertholon-Rowland and Dodge, Warren & Peters acquisitions, as well as additional purchase price and retention-based acquisition payments. The $6.1 million for the six months ended June 30, 2003, reflects the payment of the cash portion of the Guild Agency and Hastings-Tapley Insurance Agency acquisitions, as well as the payment of additional purchase price on retention-based acquisitions. Capital expenditures amounted to $3.4 million for the six months ended June 30, 2004 and 2003, respectively.

Net cash used in financing activities totaled $5.4 million and $2.5 million for the six months ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004, we made payments of $9.5 million for debt, $0.4 million for debt issuance costs and $2.4 million to reacquire our common stock under our share repurchase program. We also drew down $4.0 million on our revolving credit facility to fund the Dodge, Warren & Peters acquisition and raised $3.0 million in equity from the issuance of our common stock as a result of stock options and employee stock purchase plan transactions. In the six months ended June 30, 2003, we borrowed $14.9 million from our revolving credit facility for the Guild Agency and Hastings-Tapley Insurance Agency acquisitions, additional purchase price payments and for working capital. We also made payments of $16.9 million for debt and $1.8 million for an amendment fee related to our credit agreement.

Based on approximately 48.6 million and 45.1 million weighted-average shares outstanding as of June 30, 2004 and 2003, net income per share, on a diluted basis, was $0.22 and $0.28, respectively. In 2003 we recognized the benefits of our net operating loss carry-forwards, resulting in only $0.1 million in income tax provision for the six months ended June 30, 2003, as compared to $7.9 million for the same period in 2004. Income from continuing operations before income tax expense for the first six months of 2004 improved by $6.1 million, or 47.8%, over the same period in 2003. The increase is due primarily to profits generated from a greater revenue base and lower interest expense in 2004. Additionally, at June 30, 2004 as compared to June 30, 2003, our weighted-average shares outstanding increased due primarily to share issuances for acquisitions and the increase in our stock price.

In April 2004, we completed a follow-on public offering of 11,229,578 shares of our common stock at a public offering price of $14.72 per common share. Of those shares, 4,025,000 shares were sold by us via forward sale agreements and 7,204,578 shares were sold by various selling shareholders. We expect to receive net proceeds initially valued at $55.5 million upon settlement of the forward sale agreement, which will be within the twelve months following the closing of the public offering. We expect to use the net proceeds from the sale of common stock for working capital and general corporate purposes, including acquisitions.

On May 10, 2004, we announced that our Board of Directors authorized a stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of stock options and warrants, we may at our discretion repurchase shares on the open market or in private transactions in order to help offset dilution from our equity compensation plans and previously issued warrants to purchase our common stock. The amount and timing of repurchases will be based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During the second quarter of 2004 we purchased 158,900 shares of our common stock on the open market at an aggregate cost of $2.4 million.

Contractual Obligations

The table below summarizes our indebtedness and lease commitments as of June 30, 2004:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in Thousands)
Credit facility	$128,063	$5,250	$2,500	$120,313	$—
Other debt and capital lease obligations	33,465	17,775	11,051	4,433	206
Operating lease commitments	78,223	16,581	31,757	19,909	9,976

Total	$239,751	$39,606	$45,308	$144,655	$10,182

We have structured some of our acquisition agreements and book of business purchases to include contingent purchase price payments that are treated as adjustments to purchase price and capitalized when determined. At June 30, 2004, we estimate the future significant contingent purchase price payments to be approximately $10.9 million, which would be payable in a combination of cash and common stock. Because of the contingent nature of this liability, under GAAP this amount has not been recorded as a liability in our financial statements. We record the liability within 90 days of each applicable measurement date, or earlier if the liability is determinable. Approximately $2.6 million of the future contingent purchase price payments have measurement dates of December 31, 2004, with the remaining $8.3 million with measurement dates to July 31, 2009.

Some of our common stockholders have various put rights that are exercisable upon specific events.

Off-Balance Sheet Commitments

We have two letters of credit totalling $1.8 million established as collateral for our workers’ compensation insurance program. Letters of credit represent a reduction to the borrowing availability under our revolving credit facility and expire in 2005.

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. The letters of credit represent multiple year commitments but have annual, automatic renewing provisions and are classified by the latest commitment date.

New Accounting Pronouncements

There have not been any new accounting pronouncements affecting us for the six months ended June 30, 2004. Please read Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 for more information.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to interest rate risk in connection with its credit facility. The Company had approximately $128.1 million of floating rate bank debt outstanding at June 30, 2004. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $1.3 million annual decrease in income before income tax expense.

Except for the previously disclosed forward sale of the Company’s common stock and put rights on certain shares of the Company’s stock, we currently do not engage in any derivatives or hedging transactions.

Item 4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 1, 2004, the Company issued 659,913 shares of common stock at $14.15 per share in connection with the acquisition of the Bertholon-Rowland Corp. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On April 8, 2004, the Company issued 33,498 shares of common stock at $14.50 per share as additional purchase price adjustment in connection with the 1999 acquisition of the Custom Benefit Program, Inc. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On April 8, 2004, the Company issued 64,808 shares of common stock at $14.71 per share as additional purchase price adjustment in connection with the acquisition of the 1999 Queen City Insurance Agencies, Inc. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On April 30, 2004, the Company issued 31,041 shares of common stock at $15.40 per share in connection with the acquisition of O’Leary-Kientz of Columbus, LLC. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On April 30, 2004, the Company issued 956,073 shares of common stock at $14.96 per share in connection with the acquisition of Dodge, Warren & Peters Insurance Services, Inc. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Issuer Purchases of Equity Securities

Plan Category	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2004 through April 30, 2004	—	—	—

May 1, 2004 through May 31, 2004	110,000	$14.97	110,000	*

June 1, 2004 through June 30, 2004	48,900	$15.37	48,900	*

Total	158,900	$15.10	158,900	*

*The	Limited Stock Repurchase Plan was announced on May 10, 2004 under which the Company’s Board of Directors approved the use of proceeds, and tax related benefit amounts, from stock option and warrant exercises to repurchase common stock. The dollar amount approved for repurchases is based upon the number of shares of the Company’s common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 21, 2004 the following action was taken:

Election of Directors

Nominee	Votes For	Withheld
David L. Eslick	31,796,748	249,171
Ronald E. Frieden	31,924,305	121,614
Richard M. Haverland	31,686,048	359,871
Thomas A. Hayes	31,701,632	344,287
L. Ben Lytle	32,007,883	38,036
Robert A. Spass	32,020,861	25,058
Robert F. Wright	31,614,553	431,366

No other business was transacted at the Annual Meeting of Shareholders.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1	Certification of David L. Eslick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Robert S. Schneider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of David L. Eslick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Robert S. Schneider pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1)	Current Report on Form 8-K announcing the acquisition of the Bertholon-Rowland Corp., filed on April 2, 2004.

2)	Current Report on Form 8-K confirming previously announced financial performance measures, filed on April 6, 2004.

3)	Current Report on Form 8-K announcing the acquisition of Dodge, Warren & Peters Insurance Services, Inc., filed on April 15, 2004.

4)	Current Report on Form 8-K announcing the pricing of the public offering of the Company’s common stock, filed on April 16, 2004.

5)	Current Report on Form 8-K announcing the closing of the public offering of the Company’s common stock, filed on April 23, 2004.

6)	Current Report on Form 8-K regarding our financial results for the quarter ended March 31, 2004, filed on May 5, 2004.

7)	Current Report on Form 8-K regarding the reclassification of the Company’s reportable segments, filed on May 21, 2004.

8)	Current Report on Form 8-K regarding a visual presentation presented at the SunTrust Robinson Humphrey Institutional Conference on May 26, 2004, filed on May 26, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION
(Registrant)

DATE: August 6, 2004	BY:	/s/ ROBERT S. SCHNEIDER
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