Form 10-Q
period 2004-09-30
USI HOLDINGS CORP
filed 2004-11-09
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 48,961,058 shares.

U.S.I. HOLDINGS CORPORATION

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, contingencies and matters relating to our operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting us.

Forward-looking statements are not historical facts, but instead represent the Company’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning the Company and its business, including factors that potentially could materially affect the Company’s financial results, are contained in the Company’s filings with the Securities and Exchange Commission. Some factors include: the Company’s ability to grow revenues organically and expand its margins; successful acquisition consummation and integration; errors and omissions claims; resolution of regulatory issues and other legal claims, including those related to compensation arrangements with insurance companies, the actual cost of resolution of contingent liabilities and passage of new legislation subjecting the Company to regulation in jurisdictions where it operates; the Company’s ability to attract and retain key sales and management professionals; the Company’s level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; and general economic conditions around the country. The Company’s ability to grow has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 1. Financial Statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$10,271	$46,137
Fiduciary funds - restricted	85,293	77,023
Premiums and commissions receivable, net of allowance for bad debts and cancellations of $4,547 and $3,355, respectively	181,345	175,088
Other	17,641	15,059
Deferred tax asset	7,617	13,425
Current assets held for discontinued operations	—	288

Total current assets	302,167	327,020
Goodwill (Note 2)	312,671	225,237
Expiration rights (Note 2)	241,484	199,549
Other intangible assets (Note 2)	45,601	44,089
Accumulated amortization (Note 2)	(167,175)	(149,961)

Expiration rights and other intangible assets, net	119,910	93,677
Property and equipment, net	23,828	20,680
Other assets	4,125	3,433

Total Assets	$762,701	$670,047

Liabilities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$199,406	$186,413
Accrued expenses	41,407	43,751
Current portion of long-term debt (Note 4)	15,486	18,725
Other	16,955	7,568

Total current liabilities	273,254	256,457
Long-term debt (Note 4)	162,596	141,296
Deferred tax liability	10,999	8,248
Other liabilities	6,700	1,184

Total Liabilities	453,549	407,185

Commitments and contingencies (Note 7)
Stockholders’ equity (Note 5):
Preferred stock—voting—par $.01, 87,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—voting—par $.01, 300,000,000 shares authorized; 49,323,406 and 46,680,952 shares issued, respectively	493	467
Common stock—non-voting—par $.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	560,274	524,573
Accumulated deficit	(246,387)	(262,178)
Less treasury stock at cost, 227,300 and –0- shares, respectively	(3,297)	—
Less unearned compensation, restricted stock	(1,931)	—

Total Stockholders’ Equity	309,152	262,862

Total Liabilities and Stockholders’ Equity	$762,701	$670,047

See notes to condensed consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Revenues:
Commissions and fees	$104,634	$86,205	$297,164	$253,898
Investment income	314	770	961	1,883

Total Revenues	104,948	86,975	298,125	255,781

Expenses:
Compensation and employee benefits	60,793	49,470	173,051	147,580
Other operating expenses	24,811	18,767	67,212	54,830
Amortization of intangible assets (Note 2)	6,687	5,461	18,208	16,131
Depreciation	2,253	2,200	6,522	7,265
Interest	2,360	1,957	6,317	8,157
Early extinguishment of debt (Note 4)	—	4,049	—	4,049

Total Expenses	96,904	81,904	271,310	238,012

Income from continuing operations before income tax expense	8,044	5,071	26,815	17,769
Income tax expense	3,140	507	11,024	594

Income from Continuing Operations	4,904	4,564	15,791	17,175
Income from discontinued operations, net	—	421	—	328

Net Income	$4,904	$4,985	$15,791	$17,503

Per Share Data – Basic and Diluted (Note: 9):

Basic:
Income from continuing operations	$0.10	$0.10	$0.33	$0.38
Income from discontinued operations, net	—	0.01	—	0.01

Net Income Per Common Share	$0.10	$0.11	$0.33	$0.39

Diluted:
Income from continuing operations	$0.10	$0.10	$0.32	$0.37
Income from discontinued operations, net	—	0.01	—	0.01

Net Income Per Common Share	$0.10	$0.11	$0.32	$0.38

See notes to condensed consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Operating Activities
Income from continuing operations	$15,791	$17,175
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	18,208	16,131
Depreciation	6,522	7,265
Deferred income taxes	4,735	(1,183)
(Gain) loss on disposal of assets	(543)	34
Bad debt provision	496	847
Other non-cash items	325	2,348
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds-restricted	11,408	7,372
Premiums and commissions receivable	12,256	16,863
Receivable from sale of discontinued operations	—	1,713
Other assets	2,842	2,189
Premiums payable to insurance companies	(24,767)	(22,191)
Accrued expenses and other liabilities	(6,662)	(15,520)

Net Cash Provided by Operating Activities	40,611	33,043

Investing Activities
Purchases of property and equipment	(8,192)	(5,415)
Proceeds from sale of assets	551	13
Cash paid for businesses acquired and related costs	(75,533)	(6,423)
Cash obtained from businesses acquired	2,489	2,164

Net cash used in investing activities by continuing operations	(80,685)	(9,661)
Net effect of discontinued operations	—	324

Net Cash Used in Investing Activities	(80,685)	(9,337)

Financing Activities
Proceeds from issuance of long-term debt	24,993	142,241
Payments of long-term debt issuance costs	(450)	(5,551)
Payments on long-term debt	(21,125)	(124,347)
Gross proceeds from issuance of common stock	4,087	1,099
Payments for common stock repurchase	(3,297)	—

Net Cash Provided by Financing Activities	4,208	13,442

(Decrease) increase in cash and cash equivalents	(35,866)	37,148
Cash and cash equivalents at beginning of period	46,137	21,374

Cash and Cash Equivalents at End of Period	$10,271	$58,522

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,642	$7,652
Cash paid for taxes	$6,834	$2,481
Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisitions, primarily intangibles	$27,979	$10,392
Long-term debt issued or assumed for acquisitions, primarily intangibles	$13,627	$4,680
Common stock issued for reduction in liabilities	$1,000	$1,882

See notes to condensed consolidated financial statements.

U.S.I. HOLDINGS CORPORATION SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share data)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

U.S.I. Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company), is a distributor of insurance and financial products and services to small and mid-sized businesses.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements include the accounts of U.S.I. Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

As part of the Company’s review of internal controls in compliance with Sarbanes-Oxley Section 404, it determined the need to enhance field office and corporate controls over its receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or “direct bill” receivables. As a result of the changes in internal control, management identified immaterial errors in its direct bill receivable and related producer compensation accrual that affected purchase accounting in prior periods, predominantly affecting goodwill, accounts receivable and accrued liabilities. Accordingly, certain balance sheet adjustments were made in the third quarter of 2004 between goodwill, accounts receivable and accrued liabilities. Management believes that these adjustments were not material to the condensed consolidated balance sheet at September 30, 2004. Additionally, management identified immaterial errors in direct bill revenue and the related producer compensation expense, some of which related to prior periods. Accordingly, certain adjustments were made in the third quarter of 2004 to commissions and fee revenue and compensation expense. Management believes that these adjustments were not material to the Company’s condensed consolidated results of operations for the three or nine months ended September 30, 2004, or to any prior period.

Refer to the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional details of the Company’s financial position, as well as a description of the Company’s significant accounting policies which have been continued without material change except as otherwise disclosed herein. The details included in the notes have not significantly changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

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

Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (collectively SFAS No. 148), establishes accounting and disclosure requirements using the fair-value based method of accounting for employee stock-based compensation. SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25. Under the intrinsic value method, compensation cost on stock options is recognized only to the extent the fair market value of the stock at grant date is in excess of the amount that the employee must pay to acquire the stock. To date, no compensation expense has been recorded for stock options since the market price at the date of grant equaled the amount the employee must pay. Additionally, in accordance with APB No. 25, compensation expense related to restricted stock is recorded ratably over the vesting period based on the fair market value on the date of grant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income as reported	$4,904	$4,985	$15,791	$17,503
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	80	—	161	—
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(661)	(73)	(1,510)	(958)

Pro forma net income	$4,323	$4,912	$14,442	$16,545

Earnings per share – basic:
As reported	$0.10	$0.11	$0.33	$0.39

Pro forma	$0.09	$0.11	$0.30	$0.37

Earnings per share – diluted:
As reported	$0.10	$0.11	$0.32	$0.38

Pro forma	$0.09	$0.11	$0.29	$0.36

In the second quarter of 2004, the Company granted 152,748 shares of restricted stock to various corporate and operating company management. The shares vest 25% per year over four years. The fair value of the shares on the grant date was $2,209. The restricted stock grant was recorded as unearned compensation in stockholders’ equity and is being charged to compensation expense on a straight-line basis over the vesting period. The Company recognized compensation expense related to the grant of $139 and $278 in the three and nine month periods ended September 30, 2004, respectively.

Segment Reporting

Effective January 1, 2004, the Company moved its core benefits operation and part of its executive and professional benefits operation from its Specialized Benefits Services segment into its Insurance Brokerage segment in an effort to gain operating efficiency and further promote cross-sales of their products with other brokerage products. Accordingly, the Company’s 2004 Insurance Brokerage segment data includes the combined results of operations and prior year segment results have been reclassified to reflect the change in organizational structure (See Note 6 - “Segment Reporting”).

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segments are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in thousands)
December 31, 2003	$152,100	$32,629	$40,508	$225,237
Goodwill transferred	17,332	(17,332)	—	—
Goodwill acquisitions/adjustments	62,934	20,675	3,825	87,434

September 30, 2004	$232,366	$35,972	$44,333	$312,671

In the first quarter of 2004, the Company transferred $17,332 in goodwill from its Specialized Benefits Services segment to its Insurance Brokerage segment (see above and Note 6 “Segment Reporting”). Goodwill adjustments arise primarily from reclassifications with other intangible assets upon completion of acquisition valuations, divestitures and recording of additional or contingent purchase consideration.

The Company’s amortizable intangible assets by asset class are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period
	(Dollars in thousands)
September 30, 2004
Expiration rights	$241,484	$(129,355)	$112,129	10 years
Covenants not-to-compete	42,363	(37,820)	4,543	7 years
Other	3,238	—	3,238	5 years

Total	$287,085	$(167,175)	$119,910

December 31, 2003
Expiration rights	$199,549	$(113,339)	$86,210	10 years
Covenants not-to-compete	40,646	(36,622)	4,024	7 years
Other	3,443	—	3,443	5 years

Total	$243,638	$(149,961)	$93,677

Amortization expense for amortizable intangible assets was $6,687 and $5,461 for the three months ended September 30, 2004 and 2003, respectively, and $18,208 and $16,131 for the nine months ended September 30, 2004 and 2003, respectively. Amortization expense for existing amortizable intangible assets for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $24,386, $22,730, $19,613, $16,165 and $13,260, respectively.

Other intangible assets primarily consist of deferred financing costs, which are amortized to interest expense.

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

In accordance with GAAP, the Company routinely assesses impairment and recoverability indicators, such as lower than expected financial performance, on its goodwill and other long-lived assets. As a result of these routine assessments, management concluded that no such assets were impaired during the three and nine month periods ended September 30, 2004. The Company will complete its annual goodwill impairment test in the fourth quarter of 2004.

3. Acquisitions

On July 1, 2004, the Company acquired Future Planning Associates, Inc., an insurance brokerage operation. The aggregate preliminary purchase price of approximately $30,638 consisting of cash of $18,508, shares of the Company’s common stock of $3,064 and notes issued and net assumed liabilities of $9,066 was allocated primarily to goodwill and other intangible assets. This acquisition is included in the Specialized Benefits Services segment.

On May 1, 2004, the Company acquired Dodge, Warren & Peters Insurance Services, Inc., an insurance brokerage operation. The aggregate preliminary purchase price of approximately $38,600 consisting of cash of $16,555, shares of the Company’s common stock.

and restricted stock units valued at $15,307 and assumed liabilities of $6,738 was allocated primarily to goodwill and other intangible assets. This acquisition is included in the Insurance Brokerage segment.

On April 1, 2004, the Company acquired Bertholon-Rowland Corporation, an insurance brokerage operation. The aggregate preliminary purchase price of approximately $44,562 consisting of cash of $31,000, shares of the Company’s common stock valued at $9,337 and assumed liabilities of $4,225 was allocated primarily to goodwill and other intangible assets. This acquisition is included in the Insurance Brokerage segment.

During the nine month period ended September 30, 2004, the Company acquired one book of business. The aggregate purchase price of approximately $1,913 consisting of cash of $1,435 and shares of the Company’s common stock valued at $478 was allocated primarily to expiration rights. This acquisition is included in the Insurance Brokerage segment.

The preliminary purchase price allocations have not yet been finalized pending final valuations of acquired assets and liabilities; however, the Company does not expect the valuations will materially modify the preliminary purchase price allocations. Upon finalization of the purchase price allocation, it is possible that amounts could be reclassified out of or in to goodwill, a non-amortizable asset, resulting in an adjustment to expense.

The net assets and results of operations for each acquired company are included in the Company’s condensed consolidated financial statements from their respective acquisition dates forward. The following is a summary of the unaudited pro forma historical results, as if these companies had been acquired on January 1:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Total Revenues	$104,948	$100,771	$318,639	$302,141
Income from continuing operations before income tax expense	$8,044	$6,077	$29,957	$23,303
Net income	$4,904	$5,568	$17,614	$20,713
Net income per share:
Basic	$0.10	$0.12	$0.36	$0.44
Diluted	$0.10	$0.12	$0.35	$0.44
Weighted average shares outstanding:
Basic	48,841	47,793	48,803	47,140
Diluted	49,735	48,317	49,811	47,379

These unaudited pro forma results are presented for comparative purposes only and are not necessarily indicative of the actual results of operations had these companies been acquired on January 1st of each year.

In the first nine months of 2003, the Company acquired two insurance brokerage operations. The aggregate purchase price of $20,032 included cash of $3,560, notes payable to sellers of $4,680 and shares of the Company’s common stock and restricted stock units valued at $11,792. The purchase price was allocated primarily to expiration rights, covenants not-to-compete and goodwill. The Company’s condensed consolidated financial statements for the three and nine-month periods ended September 30, 2003 include the results of both operations since the closing date of the acquisition. These acquisitions were not considered material to the Company’s financial position or results of operations.

The acquisitions were all accounted for using the purchase method, and their related net assets and results of operations are included in the Company’s condensed consolidated financial statements from their respective acquisition dates forward. The Company’s acquisitions frequently have provisions for a reduction in consideration if the acquired company does not meet future financial results. Additionally, the acquisitions frequently have provisions for contingent additional consideration if the acquired company achieves future financial targets. Additional or reduced consideration related to acquisition contingency provisions is recorded as an adjustment to goodwill when the contingency is resolved. In the first nine months of 2004 and 2003, an aggregate of $1,498 and $1,339, respectively, was recorded as additional consideration for acquisitions completed in prior years. As of September 30, 2004, the estimated unrecorded future contingent payments related to acquisitions total $8,996.

On September 8, 2004, the Company announced that it had reached an agreement in principle to acquire Dallas, TX headquartered Summit Global Partners (“SGP”). Established in 1996, SGP is, according to published sources, the 14th largest privately held insurance brokerage firm in the United States. SGP specializes in risk management and employee benefits for middle market companies throughout the country. SGP is expected to contribute approximately $68 million in annualized revenues to the Company. The consummation of the transaction, which is expected to occur in the fourth quarter of 2004, is subject to final negotiation of a definitive purchase agreement and customary closing conditions.

4. Long-Term Debt

In August 2003, the Company entered into a $155,000 senior secured credit facility with several lending institutions. The credit facility is structured as follows: a $30,000 revolving credit facility expiring in August 2007, and a $125,000 term loan, payable in quarterly installments that commenced on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan. In the third quarter of 2003, as a result of repaying the previously existing credit facility, the Company recorded an expense of $4,049 as early extinguishment of debt consisting of a prepayment penalty and the write-off of remaining deferred financing costs.

On March 26, 2004, the Company executed a first amendment to the credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004 and paid an amendment fee to Banc of America Securities LLC and J.P. Morgan Securities Inc., the joint lead arrangers.

As amended, borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 4.18% at September 30, 2004.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. There is also a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At September 30, 2004, availability under the revolving credit facility was $8,176, having been reduced $20,000 for borrowings to fund the Future Planning Associates, Inc. acquisition and $1,824 for outstanding letters of credit. See Note 3 – “Acquisitions”.

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

At September 30, 2004, the Company is in compliance with all such covenants.

5. Common Stock

Upon consummation of the Company’s initial public offering in October 2002, all redeemable preferred stock, for which the holders still had put rights, was converted to common stock. After the conversion, the holders of the redeemable preferred stock retained the right to put their common stock to the Company upon the occurrence of certain events as described below.

The individuals who hold the put rights may, in the event of death, disability or involuntary termination, put to the Company the number of shares owned by them having a fair market value equal to their original investment in those shares. The put rights generally continue as long as the original holders own the stock and remain employed by the Company. The put rights are not transferable, therefore, if these original holders sell any of the stock, the put rights with respect to the shares sold are extinguished. The estimated fair value of the put rights is recorded in liabilities at September 30, 2004 and December 31, 2003.

On May 10, 2004, the Company announced that its Board of Directors authorized a stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of stock options and warrants, the Company may at its discretion repurchase shares on the open market or in private transactions in order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its common stock. The amount and timing of repurchases will be based upon the number of shares of common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During the three and nine month periods ended September 30, 2004, the Company purchased 68,400 and 227,300 shares of its common stock on the open market, respectively. The cost of these shares was $892 and $3,297 during the three and nine month period, respectively.

In the third quarter of 2004, the Company’s largest shareholder, Capital Z Partners, exercised warrants to purchase 1,810,000 shares of the Company’s stock at a strike price of $15.00 per share. The average of the high and low stock price over the ten trading days prior to exercise, or $15.66 per share, was used to calculate a net share issuance of 76,283 shares. The remaining warrants to purchase 689,997 shares of the Company’s stock at $15.00 per share held by parties other than Capital Z Partners expired unexercised in the third quarter of 2004.

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

Income (loss) from continuing operations before income tax expense by reporting segment for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in thousands)
2004
Revenues	$97,210	$7,676	$62	$104,948
Expenses	73,838	6,103	5,663	85,604
Depreciation and amortization	7,682	886	372	8,940
Interest	297	205	1,858	2,360

Income (loss) from continuing operations before income tax expense	$15,393	$482	$(7,831)	$8,044

2003
Revenues	$82,086	$4,681	$208	$86,975
Expenses	58,805	4,831	4,601	68,237
Depreciation and amortization	6,797	441	423	7,661
Interest	356	167	1,434	1,957
Early extinguishment of debt	—	—	4,049	4,049

Income (loss) from continuing operations before income tax expense	$16,128	$(758)	$(10,299)	$5,071

	Nine Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in thousands)
2004
Revenues	$285,249	$12,635	$241	$298,125
Expenses	208,982	13,004	18,277	240,263
Depreciation and amortization	21,689	1,797	1,244	24,730
Interest	875	459	4,983	6,317

Income (loss) from continuing operations before income tax expense	$53,703	$(2,625)	$(24,263)	$26,815

2003
Revenues	$242,746	$12,703	$332	$255,781
Expenses	174,583	13,105	14,722	202,410
Depreciation and amortization	20,448	1,351	1,597	23,396
Interest	1,496	584	6,077	8,157
Early extinguishment of debt	—	—	4,049	4,049

Income (loss) from continuing operations before income tax expense	$46,219	$(2,337)	$(26,113)	$17,769

Total assets by reporting segment at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Segment Assets:
Insurance Brokerage	$621,465	$560,056
Specialized Benefits Services	81,751	45,730
Corporate	59,485	63,973

Total assets for use in continuing operations	762,701	669,759
Reconciling items:
Assets held for discontinued operations	—	288

Total Assets	$762,701	$670,047

7. Contingencies

The Company is subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance. On the basis of present information, anticipated insurance coverage and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, to the extent additional information arises or our strategies change, it is possible that the outcome of these claims, lawsuits or proceedings could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period.

Opticare Health Systems Litigation. The Company has been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al (Civil Action No. CV 06954 (DC). The amended complaint alleges breaches of fiduciary duties to insureds by virtue of the payment of contingent commissions by insurers to insurance brokers who sell their insurance and what the amended complaint alleges constituted “bid rigging” in the setting of insurance premium levels. It is alleged that such practice gave rise to the violation of numerous Federal and state laws including the Federal Racketeer Influenced and Corrupt Organizations (RICO) and restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes, breach of fiduciary duty and unjust enrichment. The amended complaint seeks class certification for the named plaintiff, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. The Company intends to defend vigorously the allegations made against us.

Insurance Industry Investigations. The Company has received a subpoena from the Offices of both Attorneys General of the States of New York and Connecticut requesting documents and seeking information as part of an industry-wide investigation relating to pricing and placement of insurance. The Company has also been advised by a representative of the Florida Attorney General’s Office that the Company will receive a request for information in connection with a similar investigation in the State of Florida. The Company plans to cooperate fully with these requests. While these investigations are in their preliminary stages and the ultimate outcome can not be predicted, the investigations center upon, among other items, allegations of bid-rigging, tying arrangements and other fraudulent or unlawful business practices. A further discussion of industry developments can be found in Item 2 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Near North Insurance Litigation (“Near North”). In October 2002, a group of affiliated plaintiffs who are competitors of the Company in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers and employees who previously worked for one of the plaintiffs, various other third-party individuals, and an insurance brokerage. Plaintiffs’ complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for, among other things, tortious interference with clients, violation of state trade secrets laws and civil conspiracy. The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against the Company and its officers and employees for failing to meet Illinois pleading requirements, and the court gave plaintiffs an additional opportunity to attempt to meet those requirements. In December 2003, plaintiffs filed a third amended complaint, and in February 2004, the Company filed another motion to dismiss all claims asserted against the Company and its officers and employees based on several grounds, including the grounds previously accepted by the court. On October 1, 2004, the Illinois court again dismissed all of the claims asserted against the Company and its officers and employees. A hearing was held before the Illinois court on October 15, 2004 at which the judge ruled that the plaintiffs could not seek to replead certain claims against the Company. However, as to certain remaining claims, the judge granted leave to file a fourth amended pleading against the Company and its officers and employees.

The Company is vigorously defending the Near North action, as it believes the plaintiffs’ allegations against the Company have no merit.

In addition, the United States brought a criminal indictment against one of the plaintiff corporations, Near North, and its owner Michael Segal. The indictment alleged various criminal counts for mail fraud, tax violations and violations of the criminal RICO statute, among other things. In June 2004, a jury convicted Near North and Michael Segal on all counts. Sentencing in this matter was originally set for August 2004, but has been continued due to motions filed by Near North and Michael Segal. Under the criminal RICO statute, the sentencing may include forfeiture of a majority stake in the ownership of Near North. The federal court has appointed a trustee over the operations of Near North pending further order of the court. The Company believes that the trustee, if authorized, may determine that it is appropriate to no longer pursue any of the claims by Near North against the Company or its officers and employees.

Minnesota Life Insurance Company (“MLI”), Pursuant to a Marketing and Distribution Agreement dated November 7, 2002 (the “Agreement”) between the Company and MLI, the parties agreed to perform specific services in connection with the Company’s creation of a nationwide wealth management distribution system. Among other things, the Company is required to hire and train sales professionals, build-out the back-office of its broker dealer subsidiary to support wealth management and life insurance sales and service, and create a website. MLI, for its part, is to provide the Company with access to competitive products, product education and development fees to fund the creation of the wealth management distribution system. MLI has advised the Company that it believes that the Company has not met a deadline established by the Agreement for the delivery of some of the services specified in the Agreement. MLI and the Company have engaged in preliminary discussions concerning revising the key terms and deliverables of the Agreement. While the Company expects that the parties will reach a final agreement concerning the revised key terms and deliverables, there can be no assurance that the parties will reach a definitive agreement. If the Company and MLI are unable to reach such an agreement, the Company could be required to pay liquidated damages called for in the Agreement of up to $2.8 million.

8. Efficiency Initiative and Other Accruals

In 2002 and 2001, the Company recorded charges related to future compensation costs for terminated employees, future producer compensation restructuring and future lease costs for terminated office leases. Additionally, for the nine months ended September 30, 2004 and the year ended December 31, 2003, the Company recorded charges of $229 and $396, respectively, for severance costs related to its corporate office move from San Francisco to New York.

The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated employee severance liability	Producer compensation restructuring liability	Terminated office lease costs liability	Total
	(Dollars in thousands)
December 31, 2003	$509	$273	$88	$870
Other charges	229	—	—	229
Used in year	(379)	(203)	(88)	(670)

September 30, 2004	$359	$70	$0	$429

The employee termination benefits and the future producer compensation restructuring charges reflected above are included in compensation and employee benefits in the accompanying condensed consolidated statements of operations. The terminated office lease charges are included in other operating expenses in the accompanying condensed consolidated statements of operations.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2004	2003
	(Amounts in thousands, except per share data)
Numerator:
Income from continuing operations	$4,904	$4,564
Income from discontinued operations, net	—	421

Numerator for basic earnings-per-share, income available to common stockholders	$4,904	$4,985

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	48,841	45,885
Dilutive effect of stock options and warrants using treasury stock method	894	524

Weighted-average shares outstanding used in calculation of diluted earnings per share	49,735	46,409

Earnings per share - basic:
Income from continuing operations	$0.10	$0.10
Income from discontinued operations, net	—	0.01

Net Income	$0.10	$0.11

Earnings per share - diluted:
Income from continuing operations	$0.10	$0.10
Income from discontinued operations, net	—	0.01

Net Income	$0.10	$0.11

	Nine Months Ended September 30,
	2004	2003
	(Amounts in thousands, except per share data)
Numerator:
Income from continuing operations	$15,791	$17,175
Income from discontinued operations, net	—	328

Numerator for basic earnings-per-share, income available to common stockholders	$15,791	$17,503

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	47,987	45,232
Dilutive effect of stock options and warrants using treasury stock method	1,008	239

Weighted-average shares outstanding used in calculation of diluted earnings per share	48,995	45,471

Earnings per share - basic:
Income from continuing operations	$0.33	$0.38
Income from discontinued operations, net	—	0.01

Net Income	$0.33	$0.39

Earnings per share - diluted:
Income from continuing operations	$0.32	$0.37
Income from discontinued operations, net	—	0.01

Net Income	$0.32	$0.38

10. Subsequent Events

As further discussed in Footnote 7 - “Contingencies”, the Company announced on November 1, 2004 that the Office of the Attorney General of the State of New York has subpoenaed it, requesting documents and seeking information in connection with its continuing investigation of the insurance industry. Additionally, on October 27, 2004, the Company announced that the Office of the Attorney General of the State of Connecticut has subpoenaed the company, requesting documents and seeking information as part of an industry-wide investigation relating to pricing and placement of insurance. The Company has also been advised by a representative of the Florida Attorney General’s Office that the Company will receive a request for information in connection with a similar investigation in the State of Florida. The Company plans to cooperate fully with these requests.

As further discussed in Footnote 7 – “Contingencies”, the Company announced on October 21, 2004 that it has been named in a class action suit filed in New York on behalf a client of a Marsh & McLennan subsidiary against more than 30 U.S. insurance company and insurance brokerage defendants relating to the pricing and placement of insurance. The Company intends to defend vigorously the allegations made against it.

In October 2004, Minnesota Life Insurance Company advised management that it believes that the Company has not met a deadline established pursuant to a Marketing and Distribution Agreement dated November 7, 2002 between the companies. See Footnote 7 – “Contingencies” for further discussion.

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

Commissions on P&C, health, group life and group disability insurance, are typically calculated as a percentage, ranging from approximately 3% to 20%, of the annual premium. These commissions generally recur at the same rate as long as the insurance is in force and are recorded on the later of the effective date of the policy or the billing date. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, most of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products such as critical illness insurance, is recognized in the first year the insurance is placed, with the commissions paid in renewal years being relatively insignificant. We also receive contingent commissions, which are incremental compensation for achieving specified premium volume and/or loss experience goals set by the insurance companies for the business we place with them. Contingent commissions are recorded on the earlier of receipt of cash or when we receive data from the insurance companies that allows us to reasonably determine the amount (Please refer to further discussion below under “Contingent Commission Arrangements and Insurance Industry Developments”). Fee-based revenues related to employee benefits services are generally billed and recorded as services are rendered and may vary with factors such as the client’s headcount or assets under management.

We have two operating segments: Insurance Brokerage and Specialized Benefits Services, and a third administrative segment: Corporate. See discussion under “Results of Operations” below.

Contingent Commission Arrangements and Insurance Industry Developments

On October 21, 2004, we announced that we had been named in a class action suit filed in New York on behalf of a client of a Marsh & McLennan subsidiary against the 10 largest U.S. insurance brokers and the four largest commercial insurers relating to the pricing and placement of insurance. Thereafter, we also received subpoenas from the Office of the Attorney General of the State of Connecticut (the Connecticut AG) and the Office of the Attorney General of New York (the New York AG) requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. Through our representatives, we have been in contact with both the Connecticut AG’s office and the New York AG’s office to initiate discussions relative to the investigation and our express intent to cooperate fully with the Connecticut AG and New York AG’s request. We have also been advised by a representative of the Florida Attorney General’s Office that we will receive a request for information in connection with a similar investigation in the State of Florida.

Following the allegations of bid rigging and price fixing which recently came to light in a lawsuit filed on October 14, 2004 by the Office of the New York AG against Marsh and McLennan companies, Inc. and its subsidiary, Marsh Inc. (collectively, Marsh), which is described in greater detail below, we retained independent counsel to render legal advice in connection with an internal review of our operations. While the review is at an early stage, we have no knowledge or reason to believe that the Company or any of its employees have engaged in any unlawful or otherwise fraudulent practices. Please refer to Footnote 7 “Contingencies” and Footnote 10 “Subsequent Events” in Item 1 – Financial Statements, in this Report.

The insurance industry has recently come under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to contingent compensation arrangements. The New York AG has issued subpoenas to various insurance brokerages and insurers beginning in April 2004. The investigation by the

New York AG has, among other things, led to its filing a complaint on October 14, 2004 against Marsh stating claims for, among other things, fraud and violations of New York State antitrust and securities laws. In light of these allegations, Marsh announced on October 15, 2004 that it was suspending its use of contingent commission agreements. Within the week following that announcement, two other large insurance brokerage companies, Willis Group and Aon Corporation, each announced that it would discontinue contingent commission agreements and unwind such arrangements by the end of this year. Three large insurers have announced that they would stop the use of such agreements as well. The New York AG’s investigation is continuing, and various press accounts have indicated that the New York AG has served additional subpoenas to certain of the parties initially served, as well as to other insurance industry participants. Although the New York AG’s October 14, 2004 complaint against Marsh focused primarily upon arrangements with property and casualty insurers, subpoenas have been served on a number of group life and disability and traditional health insurers, as well as the insurance brokerage companies who assist in the placement of such types of insurance. At the press conference announcing its complaint against Marsh, the New York AG indicated that this investigation would look across various lines of insurance. As of the date of this report, we have not been named in any proceedings filed by the New York AG.

Because the New York AG and Connecticut AG investigations are currently ongoing, the full scope of their investigations and their ultimate effect on the insurance and insurance brokerage industries, or on us, cannot be completely determined at this time.

In addition to the State Attorney General investigations, a number of state departments of insurance have begun to take active steps to investigate and monitor contingent commissions and other business practices of brokers, agents and insurers. In addition, the departments of insurance for two states have proposed new regulations, and other state insurance departments have stated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. The California Department of Insurance has also publicly stated it is readying civil lawsuits against certain industry participants.

On October 28, 2004, we announced that recent developments in the insurance industry have caused us to conclude that contingent commission arrangements, as presently known within the industry, will ultimately not continue in their present form and that we intend to conduct our future affairs with that assumption in mind. While we are not able to predict precisely when the present contingent commission arrangements will cease or be substantively restructured, we do expect to receive contingent commissions payable in 2005 under our contingent commission arrangements in place in 2004. Our revenues from contingent commissions were $17.0 million and $16.1 million for the nine months ended September 30, 2004 and 2003, respectively. Contingent commissions contributed approximately $17.0 million and $16.1 million to our income from continuing operations before income taxes for the nine months ended September 30, 2004 and 2003, respectively.

Market

Property & Casualty

Premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. From 1987 through 1999, the commercial P&C insurance industry was in a “soft market,” or an insurance market characterized by a period of flat to declining premium rates, which negatively affected commissions earned by insurance brokers. Years of underwriting losses for insurance companies combined with the downward turn in the equity markets and interest rates caused insurers to increase premium rates starting in mid- to late 2000, creating what we call a “hard market”. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in the largest insurance loss in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases, which negatively impacted our revenues. The hard market for many lines of coverage began to slow in the second half of 2002. In the second half of 2003 and into 2004, premiums in most lines of coverage began to flatten or decline. By the third quarter of 2004, new and renewal premiums in most P&C lines of business were in decline, with some, such as property, by as much as 20%. This competitive pricing dynamic is consistent throughout all account sizes. We are not able to predict whether this trend of declining premiums will continue; however, if it does, our P&C brokerage revenues may be negatively impacted.

Health & Welfare

Premium rates in the health insurance industry have generally had a consistent upward trend due to increasing health care delivery costs. In recent years, however, the upward trend in health care insurance premiums has been somewhat offset by the impact of the economic downturn and its resulting negative impact on employment levels of our customers. Additionally, reduced spending and budget cut-backs by our corporate clients have led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Decreases in balances of assets invested within our clients’ retirement benefit plans and on new investments into those plans, on which we are paid commissions, has negatively impacted our retirement services business. Our Health & Welfare business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market increases both existing assets under management and new investments. In 2003 and into early 2004, we saw the signs of an improving economy, although we did not see the benefits of sustained growing labor ranks or increased spending on benefits as employers continued to mitigate medical cost increases. The economy in 2004 has been generally flat, so employers are still struggling with double digit medical inflation, resulting in continued benefit reductions and cost-shifting to employees. This unfavorable dynamic for the benefits brokerage business has led to greater opportunity, however, in our core benefit enrollment business. The enrollment business, aided by the trend to defined contribution health-care where employees direct their benefit dollars to purchase voluntary benefits a la carte, is poised to enroll a record number of employees in 2004. While we cannot predict whether the economy will improve or if employment and spending on employee benefits will increase, if they do, then our Health & Welfare revenue may be positively impacted.

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

You should not consider these financial measures as alternatives to other financial measures determined in accordance with GAAP or as alternatives to cash flows from operating activities, investing activities or financing activities, or as a measure of liquidity. In addition, please note that because not all companies calculate these financial measures similarly, the presentation of these measures in this report is not necessarily comparable to those of other companies.

We strongly urge investors or potential investors in our stock to review the calculation of EBITDA, EBITDA Margin and Organic Revenue and the related reconciliation to GAAP financial measures in “Results of Operations” below.

Management’s Strategic Objectives

Our business strategy is to achieve at least 15% growth in cash earnings per share each year. We focus on generating organic growth in revenues, creating efficiencies in our operations and making disciplined and accretive acquisitions.

Organic Revenue Growth

We believe that internally generated growth is more valuable than acquired growth. Our strategy for achieving organic growth includes:

•	Client stewardship and retention best practices;

•	Consistent and aggressive sales management, including recruitment of new sales professionals;

•	Cross-selling across all of our major product categories within our business segments; and

•	Maintaining a balanced mix of P&C and Health & Welfare revenues to mitigate the impact of fluctuations in market cycles.

We monitor and manage to a number of different operating statistics including, but not limited to, sales pipeline by producer, cross-selling within our 400 largest accounts, client retention rates, and revenue mix by operating company. All of these metrics are tracked and reported monthly and form the basis of our agenda, among other items, for our monthly operations meetings with each of our business unit executive management teams.

Margin Improvement

Our EBITDA margins are currently among the lowest of our peers. We currently benchmark all expense categories and work with operating company management to develop and implement remediation plans for business units performing below our standards. We are focused on increasing margins by restructuring the mix of incentive versus guaranteed compensation, consolidating office space and back-office processes, implementing best practices in operations, leveraging our purchasing power and lowering the cost of our information technology through the consolidation of data centers. Additionally, we continue to capitalize on opportunities to leverage our fixed costs across a greater revenue base by acquiring “fold-in” and other accretive businesses within our current geographic footprint.

Acquisitions

In most acquisitions, we issue a combination of cash, seller notes and common stock. We also may structure our acquisition agreements to include contingent purchase price payments (contingent upon reaching specified financial targets), commonly referred to as “earn-outs,” which are paid in a combination of cash, seller notes and common stock and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain revenue targets. All acquisitions greater than $5 million in aggregate purchase price require approval of our Board of Directors and, if greater than $1.5 million in aggregate purchase price, also require notification to our bank lenders. Please read Note 3, “Acquisitions” in our condensed consolidated financial statements included in Part I – Item 1.

We centrally manage our acquisition pipeline from the point of initial contact through to integration within our operations. We only consider deals that are accretive to our earnings per share and sellers must take a portion of their purchase price in our common stock. All acquisitions are subject to a due diligence process, including an introduction to our culture and business strategy, the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand within our current geographic footprint of operations to maximize efficiencies and continue to build-out a balanced revenue mix of P&C and Health & Welfare business.

On April 1, 2004, we acquired Bertholon-Rowland Corporation, an insurance brokerage operation. The aggregate preliminary purchase price of approximately $44.6 million consisting of cash of $31.0 million, shares of our common stock valued at $9.3 million and assumed liabilities of $4.2 million was allocated primarily to goodwill and other intangible assets. This acquisition is included in our Insurance Brokerage segment.

On May 1, 2004, we acquired Dodge, Warren & Peters Insurance Services, Inc., an insurance brokerage operation. The aggregate preliminary purchase price of approximately $38.6 million consisting of cash of $16.6 million, shares of our common stock and restricted stock units valued at $15.3 million and assumed liabilities of $6.7 million was allocated primarily to goodwill and other intangible assets. This acquisition is included in our Insurance Brokerage segment.

On July 1, 2004, we acquired Future Planning Associates, Inc., an insurance brokerage operation. The aggregate preliminary purchase price of approximately $30.6 million consisting of cash of $18.5 million, shares of our common stock of $3.1 million and notes issued and net assumed liabilities of $9.0 million was allocated primarily to goodwill and other intangible assets. We drew down an additional $20.0 million on our revolving credit facility to fund the cash portion of the purchase price. This acquisition is included in our Specialized Benefits Services segment.

On September 8, 2004, we announced that we had reached an agreement in principle to acquire Summit Global Partners, an insurance brokerage operation (“SGP”). Terms of the transaction have not been disclosed. The consummation of the transaction, which is expected to occur in the fourth quarter of 2004, is subject to final negotiation of a definitive purchase agreement and customary closing conditions.

During the nine month period ended September 30, 2004, we acquired one book of business. The aggregate preliminary purchase price of approximately $1.9 million consisting of cash of $1.4 million and shares of our common stock valued at $0.5 million was tentatively allocated primarily to expiration rights.

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

Revenue Recognition

We record premiums and commissions receivable from clients, premiums payable to insurance companies and the related commission income, on the later of the effective date of the policy or the billing date. We record installment premiums and related commissions periodically as billed. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, most of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products, such as critical illness insurance, is recorded in the first year the insurance is placed, with the commissions recorded in renewal years being relatively insignificant.

We record contingent commissions when we receive notification of the amount due or when we receive the cash. We receive contingent commissions from insurance companies based on premium volume goals and/or the loss experience of the insurance placed with the insurance company. Please refer to “Contingent Commission Arrangements and Insurance Industry Developments,” above.

As part of our review of internal controls in compliance with Sarbanes-Oxley Section 404, we determined the need to enhance field office and corporate controls over our receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or “direct bill” receivables. As a result of the changes in internal control we identified immaterial errors in our direct bill receivable and related producer compensation accrual that affected purchase accounting in prior periods, predominantly affecting goodwill, accounts receivable and accrued liabilities. Accordingly, certain balance sheet adjustments were made in the third quarter of 2004 between goodwill, accounts receivable and accrued liabilities. We believe that these adjustments were not material to the condensed consolidated balance sheet at September 30, 2004. Additionally, we identified immaterial errors in direct bill revenue and the related producer compensation expense, some of which related to prior periods. Accordingly, certain adjustments were made in the third quarter of 2004 to commissions and fee revenue and compensation expense. We believe that these adjustments were not material to the Company’s condensed consolidated results of operations for the three or nine months ended September 30, 2004, or to any prior period.

We record fees for consulting and administrative services over the period in which services are rendered.

We record fees and/or commissions related to core benefit enrollment services when earned. We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment, we record an estimate of first year fee and/or commission income less an estimate of policy cancellations.

We maintain an allowance for bad debts and estimated policy cancellations based on our premiums and commissions receivable. The policy cancellations component represents a reserve for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowance is determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, on a specific identification method. We periodically review the adequacy of the allowance and make adjustments as necessary. Future adjustments to the allowance may be necessary based on changes in the trend of write-offs or cancellations which could increase/decrease due to changes in economic conditions and/or our clients’ financial condition and which may have a negative/positive impact on our financial position or results of operations.

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

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. We do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported financial position and results of operations. We have accrued a liability in accordance with GAAP for our best estimate of the probable cost of the resolution of those claims where our liability is probable and can be reasonably estimated. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. The establishment of reserves for claims and litigation requires management’s judgment. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period. Please read footnote 7, “Contingencies,” in Item 1 “Financial Statements” in this Report and “Contingent Commission Arrangements and Insurance Industry Developments” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations

A reconciliation of EBITDA to Net Income in accordance with GAAP.

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Total Revenues	$104,948	$86,975
Compensation and Employee Benefits	60,793	49,470
Other Operating Expenses	24,811	18,767

EBITDA	19,344	18,738

Amortization of Intangible Assets	6,687	5,461
Depreciation	2,253	2,200
Interest	2,360	1,957
Early Extinguishment of Debt	—	4,049

Income From Continuing Operations, Before Income Tax Expense	8,044	5,071
Income Tax Expense	3,140	507

Income From Continuing Operations	4,904	4,564
Income from Discontinued Operations, Net of Income Taxes	—	421

Net Income in accordance with GAAP	$4,904	$4,985

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Total Revenues	$298,125	$255,781
Compensation and Employee Benefits	173,051	147,580
Other Operating Expenses	67,212	54,830

EBITDA	57,862	53,371

Amortization of Intangible Assets	18,208	16,131
Depreciation	6,522	7,265
Interest	6,317	8,157
Early Extinguishment of Debt	—	4,049

Income From Continuing Operations, Before Income Tax Expense	26,815	17,769
Income Tax Expense	11,024	594

Income From Continuing Operations	15,791	17,175
Income from Discontinued Operations, Net of Income Taxes	—	328

Net Income in accordance with GAAP	$15,791	$17,503

A reconciliation of Organic Revenue to Total Revenues in accordance with GAAP (Dollars in thousands):

	For the Three Months Ended September 30,
	Revenues		Change		Adjustment for Net Acquired Businesses	Organic Growth/Decline
	2004	2003	Amount	Percent
Consolidated
Commissions and Fees	$102,703	$84,345	$18,358	21.8%	$(14,718)	4.3%
Contingents and Overrides	1,209	1,480	(271)	(18.3%)	(19)	(19.6%)
Other Income	1,036	1,150	(114)	(9.9%)	(121)	(20.4%)

Total Revenues	$104,948	$86,975	$17,973	20.7%	$(14,858)	3.6%

Insurance Brokerage
Commissions and Fees	$95,028	$79,664	$15,364	19.3%	$(12,424)	3.7%
Contingents and Overrides	1,209	1,480	(271)	(18.3%)	(19)	(19.6%)
Other Income	973	942	31	3.3%	(121)	(9.6%)

Total Revenues	$97,210	$82,086	$15,124	18.4%	$(12,564)	3.1%

Specialized Benefits Services
Commissions and Fees	$7,675	$4,681	$2,994	64.0%	$(2,294)	15.0%
Contingents and Overrides	—	—	—	—	—	—
Other Income	1	—	1	—	—	—

Total Revenues	$7,676	$4,681	$2,995	64.0%	$(2,294)	15.0%

Corporate
Commissions and Fees	—	—	—	—	—	—
Contingents and Overrides	—	—	—	—	—	—
Other Income	$62	$208	$(146)	(70.2%)	—	(70.2%)

Total Revenues	$62	$208	$(146)	(70.2%)	—	(70.2%)

	For the Nine Months Ended September 30,
	Revenues		Change		Adjustment for Net Acquired Businesses	Organic Growth/Decline
	2004	2003	Amount	Percent
Consolidated
Commissions and Fees	$277,813	$235,569	$42,244	17.9%	$(33,990)	3.5%
Contingents and Overrides	17,044	16,051	993	6.2%	(1,635)	(4.0%)
Other Income	3,268	4,161	(893)	(21.5%)	(899)	(43.1%)

Total Revenues	$298,125	$255,781	$42,344	16.6%	$(36,524)	2.3%

Insurance Brokerage
Commissions and Fees	$265,183	$224,121	$41,062	18.3%	$(31,696)	4.2%
Contingents and Overrides	17,044	16,051	993	6.2%	(1,635)	(4.0%)
Other Income	3,022	2,574	448	17.4%	(899)	(17.5%)

Total Revenues	$285,249	$242,746	$42,503	17.5%	$(34,230)	3.4%

Specialized Benefits Services
Commissions and Fees	$12,630	$11,448	$1,182	10.3%	$(2,294)	(9.7%)
Contingents and Overrides	—	—	—	—	—	—
Other Income	5	1,255	(1,250)	(99.6%)	—	(99.6%)

Total Revenues	$12,635	$12,703	$(68)	(0.5%)	$(2,294)	(18.6%)

Corporate
Commissions and Fees	—	—	—	—	—	—
Contingents and Overrides	—	—	—	—	—	—
Other Income	$241	$332	$(91)	(27.4%)	—	(27.4%)

Total Revenues	$241	$332	$(91)	(27.4%)	—	(27.4%)

We present EBITDA because we believe that it is a relevant and useful indicator of our operating profitability. We believe EBITDA is relevant due to our leveraged capital structure and resulting interest expense and due to our acquisition strategy and resulting significant amortization of intangible assets. We present EBITDA Margin because we believe it is a relevant and useful indicator in understanding how we view our operating efficiency. We present Organic Revenue and feel it is relevant because it allows us to discern year-over-year changes in revenues related to the success or failure of our ability to execute on our sales and client retention strategies.

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

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Revenues. Revenues increased $18.0 million, or 20.7%, to $105.0 million for the three months ended September 30, 2004, from $87.0 million for the three months ended September 30, 2003. Of the $18.0 million in revenue growth, $14.9 million was due to acquisitions, net of disposed businesses, with the balance due to organic revenue growth of $3.1 million, or 3.6%, due to growth in operating segment commissions and fees. Contingent commissions were $1.2 million for the three months ended September 30, 2004, compared to $1.5 million for the three months ended September 30, 2003.

Compensation and Employee Benefits. Compensation and Employee Benefits increased $11.3 million, or 22.9%, to $60.8 million for the three months ended September 30, 2004, from $49.5 million for the three months ended September 30, 2003. The increase was primarily due to the effect of acquisitions, partially offset by a favorable variance in bonus expense based on forecasted results for the year. As a percentage of revenues, Compensation and Employee Benefits was 57.9% for the three months ended September 30, 2004, compared to 56.9% for the three months ended September 30, 2003.

Other Operating Expenses. Other Operating Expenses increased $6.0 million, or 32.2%, to $24.8 million for the three months ended September 30, 2004, from $18.8 million for the three months ended September 30, 2003. The increase was primarily due to the effect of acquisitions. As a percentage of revenues, Other Operating Expenses were 23.6% for the three months ended September 30, 2004, compared to 21.6% for the three months ended September 30, 2003. In the quarter, we incurred a charge of $1.0 million for the termination of a contract.

Income From Continuing Operations. Income From Continuing Operations increased $0.3 million to $4.9 million for the three months ended September 30, 2004, from $4.6 million for the three months ended September 30, 2003. Comparisons of 2004 to 2003 are negatively affected by the fact that in 2004 we are recording a provision for income taxes at an approximate 42% effective rate; whereas in 2003, we were recording a provision for state taxes only due to the impact of the valuation allowance and the benefits from the utilization of net operating loss carry-forwards, resulting in a lower tax expense in the third quarter last year. The increase in income tax expense in the third quarter of 2004 over the same period in 2003 was $2.6 million. Additionally, higher interest, depreciation and amortization expense, principally a result of our acquisitions, and lower contingent commissions were offset by income from continuing operations generated by our higher revenue base, principally from acquisitions, in 2004. Contingent commissions contributed approximately $0.7 million and $0.9 million to income from continuing operations for the three months ended September 30, 2004 and September 30, 2003, respectively.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues. Revenues increased $42.3 million, or 16.6%, to $298.1 million for the nine months ended September 30, 2004, from $255.8 million for the nine months ended September 30, 2003. Of the $42.3 million in revenue growth, $36.5 million was due to acquisitions, net of disposed businesses, and $5.8 million, or 2.3%, was due to organic growth. Included in organic revenue growth is a decrease in contingent commissions, net of acquired businesses. Organic revenue growth in the first nine months of 2004 was negatively affected by the softening rate environment for P&C insurance products, the decline in contingents net of acquired businesses and a year-over-year decline in our Specialized Benefits Services segment, due primarily to two large life insurance transactions totaling $4.2 million in revenues in the first nine months of 2003. Contingent commissions were $17.0 million for the nine months ended September 30, 2004, compared to $16.1 million for the nine months ended September 30, 2003.

Compensation and Employee Benefits. Compensation and Employee Benefits increased $25.5 million, or 17.3%, to $173.1 million for the nine months ended September 30, 2004, from $147.6 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the increase was primarily due to the effect of acquisitions, partially offset by a favorable variance in bonus expense based on forecasted results for the year. As a percentage of revenues, Compensation and Employee Benefits was 58.0% and 57.7% for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Other Operating Expenses. Other Operating Expenses increased $12.4 million, or 22.6%, to $67.2 million for the nine months ended September 30, 2004, from $54.8 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the increase was primarily due to the effect of acquisitions. Additionally, for the nine months ended September 30, 2004, we incurred a net increase of $1.8 million in costs related to the implementation of Sarbanes-Oxley Section 404 procedures and $0.3 million in costs related to the corporate move over the comparable period in 2003. As a percentage of revenues, Other Operating Expenses were 22.5% for the nine months ended September 30, 2004, compared to 21.4% for the nine months ended September 30, 2003.

Income From Continuing Operations. Income From Continuing Operations decreased $1.4 million to $15.8 million for the nine months ended September 30, 2004, from $17.2 million for the nine months ended September 30, 2003. Comparisons of 2004 to 2003 are negatively affected by the fact that in 2004 we are recording a provision for income taxes at an approximate 42% effective rate; whereas in 2003, we were recording a provision for state taxes only due to the impact of the valuation allowance and the benefits from the utilization of net operating loss carry-forwards, resulting in income tax expense of $0.6 million in the first nine months of last year. The increase in income tax expense for the first nine months of 2004 over the same period in 2003 was $10.4 million, which was offset by lower interest and depreciation expense, higher contingent commissions and income from continuing operations generated by our higher revenue base in 2004. Contingent commissions contributed approximately $9.9 million and $9.3 million to income from continuing operations for the nine months ended September 30, 2004 and September 30, 2003, respectively.

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

Effective January 1, 2004, we integrated our core benefits operation and part of our executive and professional benefits operation with our Northeast insurance brokerage operation in an effort to gain operating efficiency and further promote cross-sales of their products with other brokerage products. Accordingly, we moved a part of our executive and professional benefits and all of our core benefits operations from the Specialized Benefits Services segment into the Insurance Brokerage segment. Prior period segment information was reclassified to reflect the change in the organizational structure.

We evaluate segment performance based on Revenues, Organic Revenue, EBITDA and EBITDA Margin. Organic Revenue, EBITDA and EBITDA Margin are not substitutes for other financial measures determined in accordance with GAAP. Because not all companies calculate these non-GAAP measures in the same fashion, these measures, as presented, are not likely to be comparable to other similarly titled measures of other companies.

Insurance Brokerage

	Three months ended September 30,
	2004	2003
	(Dollars in thousands)
Revenues:
Property & Casualty	$60,843	$51,332
Group Employee Benefits	36,367	30,754

Total Revenues	97,210	82,086
Compensation and Employee Benefits	55,169	45,024
Other Operating Expenses	18,669	13,781

EBITDA	$23,372	$23,281

EBITDA Margin	24.0%	28.4%
Income From Continuing Operations Before Income Taxes	$15,393	$16,128

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Revenues:
Property & Casualty	$179,030	$151,777
Group Employee Benefits	106,219	90,969

Total Revenues	285,249	242,746
Compensation and Employee Benefits	157,989	133,164
Other Operating Expenses	50,993	41,419

EBITDA	$76,267	$68,163

EBITDA Margin	26.7%	28.1%
Income From Continuing Operations Before Income Taxes	$53,703	$46,219

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Revenues in the Insurance Brokerage segment increased $15.1 million, or 18.4%, to $97.2 million for the three months ended September 30, 2004, from $82.1 million for the three months ended September 30, 2003. Of the $15.1 million in revenue growth, $12.6 million was due to acquisitions, net of disposed businesses, and organic revenue grew $2.5 million, or 3.1%. An organic decrease in contingent commissions and other income in the quarter was offset by organic growth of insurance brokerage commissions and fees of $2.9 million, or 3.7%. Property & Casualty revenues represented 58.0% and 59.0% of our consolidated revenues for the three months ended September 30, 2004 and 2003, respectively, and Group Employee Benefits revenues represented 34.7% and 35.4% of our consolidated revenues for the three months ended September 30, 2004 and 2003, respectively.

EBITDA in the Insurance Brokerage segment increased $0.1 million, or 0.4%, to $23.4 million for the three months ended September 30, 2004 from $23.3 million for the three months ended September 30, 2003. EBITDA Margin in the Insurance Brokerage segment was 24.0% and 28.4% for the three months ended September 30, 2004 and 2003, respectively. The increase in EBITDA for the three months ended September 30, 2004 is primarily due to the positive impact of acquisitions and the favorable variance in bonus expense, partially offset by a charge related to a contract termination. The decrease in EBITDA Margin for the three months ended September 30, 2004 is due primarily to the negative impact of the charge and quarterly seasonality in our two largest acquisitions, offset by the favorable variance in bonus expense.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $15.4 million and $16.1 million for the three months ended September 30, 2004 and 2003, respectively. The decrease for the three months ended September 30, 2004 is due to the items discussed above.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues in the Insurance Brokerage segment increased $42.5 million, or 17.5%, to $285.2 million for the nine months ended September 30, 2004, from $242.7 million for the nine months ended September 30, 2003. Of the $42.5 million in revenue growth, $34.2 million was due to acquisitions, net of disposed businesses, and $8.3 million, or 3.4%, was due to organic revenue growth. Included in the organic growth was a decline in contingent commissions and other income, net of acquired businesses. Organic revenue growth of Insurance Brokerage commissions and fees was 4.2%, or $9.4 million, for the nine month period. Property & Casualty revenues represented 60.1% and 59.3% of our consolidated revenues for the nine months ended September 30, 2004 and 2003, respectively, and Group Employee Benefits revenues represented 35.6% of our consolidated revenues for both the nine months ended September 30, 2004 and 2003, respectively.

EBITDA in the Insurance Brokerage segment increased $8.1 million or 11.9% to $76.3 million for the nine months ended September 30, 2004 from $68.2 million for the nine months ended September 30, 2003. EBITDA Margin in the Insurance Brokerage segment was 26.7% and 28.1% for the nine months ended September 30, 2004 and 2003, respectively. The increase in EBITDA for the nine months ended September 30, 2004 is primarily due to the positive impact of acquisitions, offset by the charge related to the contract termination. The decrease in EBITDA Margin for the nine months ended September 30, 2004 is due primarily to the charge and the effect of flat contingent commissions.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $53.7 million and $46.2 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in the nine months ended September 30, 2004, is due to the items discussed above.

Specialized Benefits Services

	Three months ended September 30,
	2004	2003
	(Dollars in thousands)
Revenues	$7,676	$4,681
Compensation and Employee Benefits	3,583	2,419
Other Operating Expenses	2,520	2,412

EBITDA	$1,573	$(150)

EBITDA Margin	20.5%	(3.2)%
Income (loss) From Continuing Operations Before Income Taxes	$482	$(758)

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Revenues	$12,635	$12,703
Compensation and Employee Benefits	7,912	8,219
Other Operating Expenses	5,092	4,886

EBITDA	$(369)	$(402)

EBITDA Margin	(2.9)%	(3.2)%
Loss From Continuing Operations Before Income Taxes	$(2,625)	$(2,337)

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Specialized Benefits Services revenues increased $3.0 million, or 64.0%, to $7.7 million for the three months ended September 30, 2004, from $4.7 million for the three months ended September 30, 2003, due primarily to the impact of an acquisition, which added $2.3 million in revenue, and to growth in the core benefit enrollment business. These positive effects were partially offset by a decline in the executive benefits business in the quarter. Specialized Benefits Services revenues represented 7.3% and 5.4% of our total revenues for the three months ended September 30, 2004 and 2003, respectively.

EBITDA in the Specialized Benefits Services segment increased $1.7 million to $1.6 million for the three months ended September 30, 2004 from $(0.1) million for the three months ended September 30, 2003. EBITDA Margin in the Specialized Benefits Services segment was 20.5% and (3.2)% for the three months ended September 30, 2004 and 2003, respectively. The increase in EBITDA Margin in the three months ended September 30, 2004 is due primarily to increased revenues and the accretive impact of the acquisition.

Income (loss) From Continuing Operations Before Income Taxes in the Specialized Benefits Services segment was $0.5 million and $(0.8) million for the three months ended September 30, 2004 and 2003, respectively. The increase for the three months ended September 30, 2004 is due to the items discussed above.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Specialized Benefits Services revenues decreased $0.1 million, or 0.5%, to $12.6 million for the nine months ended September 30, 2004, from $12.7 million for the nine months ended September 30, 2003. As previously discussed, there were two significant life insurance transactions in the first quarter of 2003 totaling $4.2 million in revenues, which negatively affect the year-over-year comparison. Offsetting the comparative impact of the life insurance transactions was the positive impact of the acquisition and the increase in core benefit enrollment revenues. Specialized Benefits Services revenues represented 4.2% and 5.0% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively.

EBITDA in the Specialized Benefits Services segment was $(0.4) million for both the nine months ended September 30, 2004 and 2003, respectively. EBITDA Margin in the Specialized Benefits Services segment was (2.9)% and (3.2)% for the nine months ended September 30, 2004 and 2003, respectively. EBITDA and EBITDA Margin in the Specialized Benefits Services segment for the nine months ended September 30, 2004 were negatively impacted by the items discussed above.

Loss From Continuing Operations Before Income Taxes in the Specialized Benefits Services Segment was $2.6 million and $2.3 million for the nine months ended September 30, 2004 and 2003, respectively. The life insurance transactions contributed $3.0 million in income from continuing operations before income taxes in the nine months ended September 30, 2003. This was entirely offset by the positive impact of the acquisition and the growth in the core benefit enrollment business.

Corporate

	Three months ended September 30,
	2004	2003
	(Dollars in thousands)
Revenues	$62	$208
Compensation and Employee Benefits	2,041	2,027
Other Operating Expenses	3,622	2,574

EBITDA	$(5,601)	$(4,393)

Percentage of Total Revenues	(5.3)%	(5.1)%
Loss From Continuing Operations Before Income Taxes	$(7,831)	$(10,299)

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Revenues	$241	$332
Compensation and Employee Benefits	7,150	6,197
Other Operating Expenses	11,127	8,525

EBITDA	$(18,036)	$(14,390)

Percentage of Total Revenues	(6.0)%	(5.6)%
Loss From Continuing Operations Before Income Taxes	$(24,263)	$(26,113)

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Revenues at the Corporate segment represent interest income.

Net Corporate expenses were $5.6 million and $4.4 million for the three months ended September, 2004 and 2003, respectively. As a percentage of total revenues, net Corporate expenses were 5.3% and 5.1% for the three months ended September 30, 2004 and 2003, respectively. Included in net Corporate expenses in the three months ended September 30, 2004 is an increase of $0.8 million in expenses related to the implementation of Sarbanes-Oxley Section 404 procedures, an increase of $0.2 million in stock-based compensation expense for restricted stock grants and a decrease of $0.6 million related to the move of the corporate office.

Loss From Continuing Operations Before Income Taxes in the Corporate segment was $7.8 million and $10.3 million for the three months ended September 30, 2004 and 2003, respectively. The lower loss in 2004 is primarily due to the charge of $4.0 million in the third quarter of 2003 related to the early extinguishment of debt, and lower interest expense due to the restructuring of our credit facility, offset by the expenses noted above.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net Corporate expenses were $18.0 million and $14.4 million for the nine months ended September 30, 2004 and 2003, respectively. As a percentage of total revenues, net Corporate expenses were 6.0% and 5.6% for the nine months ended September 30, 2004 and 2003, respectively. Included in net Corporate expenses for the nine months ended September 30, 2004 is a net increase of $1.8 million and $0.3 million in expenses related to the implementation of Sarbanes-Oxley Section 404 procedures and the move of the corporate office, respectively.

Loss From Continuing Operations Before Income Taxes in the Corporate segment was $24.3 million and $26.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in expenses noted above was offset by a decrease in interest expense as a result of lower interest rates.

Liquidity and Capital Resources

Our debt consists of the following:

	As of September 30, 2004	As of December 31, 2003
	(Dollars in thousands)
Senior Credit Facility:
Term loan	$123,750	$124,688
Revolving loan	20,000	—
Other Debt:
Notes issued in connection with acquisitions, due on various dates through 2009	28,813	24,911
Zurich term loan	—	3,000
Other long-term debt, primarily capital leases	5,519	7,422

Total debt	178,082	160,021
Current portion of long-term debt	(15,486)	(18,725)

Long-term debt	$162,596	$141,296

In August 2003, we entered into a $155.0 million senior secured credit facility with several lending institutions. The credit facility is structured as follows: a $30.0 million revolving credit facility expiring in August 2007, and a $125.0 million term loan, payable in quarterly installments that commenced on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to (i) repay all amounts under the previously existing credit facility, (ii) repay a portion of certain notes issued for acquisitions, (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility and (iv) for general corporate purposes. In third quarter 2003, as a result of repaying the previously existing credit facility, we recorded an expense of $4.0 million as early extinguishment of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs.

On March 26, 2004, we executed a first amendment to the credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004 and paid an amendment fee to Banc of America Securities LLC and J.P. Morgan Securities Inc., the joint lead arrangers.

As amended, borrowings under the term loan bear interest, at our option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the prime rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 4.18% at September 30, 2004.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At September 30, 2004, availability under the revolving credit facility was $8.2 million.

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

On March 26, 2004, in order to proceed with our acquisition strategy, we requested and received a waiver that specifically excludes the Bertholon-Rowland and Dodge, Warren & Peters acquisitions from our credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness (see Note 4 “Long-Term Debt” and Note 3 “Acquisitions” in our nine month financial statements). No other covenants were waived or amended.

Working capital decreased by $41.7 million to $28.9 million at September 30, 2004, compared to $70.6 million at December 31, 2003, primarily due to cash used for acquisitions and liabilities assumed from acquired companies in 2004, offset by cash generated by operations.

On July 24, 2003, Standard & Poor’s (S&P) raised the counterparty credit and bank loan rating on us to ‘BB-’ from ‘B+.’ On August 12, 2003 Moody’s Investors Service assigned a B1 rating to our new credit facility with a stable outlook. On November 1, 2004, S&P added our counterparty credit and bank loan rating to CreditWatch with negative implications.

As of September 30, 2004, we were in compliance with the covenants in our credit facility. The significant financial covenants of our credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	1.96	2.25 maximum
Fixed Charge Coverage Ratio(a)	2.79	1.50 minimum
Stockholders’ Equity(a) (in millions)	$309.2	$239.0 minimum

(a)	As defined in our credit facility.

We believe that our cash and cash equivalents on hand of $10.3 million and projected cash flows from operations, availability under our revolving credit facility of $8.2 million as of September 30, 2004, and expected net proceeds of $55.5 million to be received from the public sale of our shares sold via forward sale agreements in the April 2004 public offering, should be sufficient to fund our estimated $4.5 million in debt principal repayments, working capital needs, typical acquisitions and planned capital expenditures through at least December 31, 2005. Additionally, we plan to refinance certain seller-financed debt anticipated to be issued upon closing the Summit Global Partners transaction, which is subject to final negotiation of definitive agreements, among other things. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our revolving credit facility provides us with availability of $30.0 million, all of which we may use for general corporate purposes, including acquisitions. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

As further discussed under “Contingent Commission Arrangement and Insurance Industry Developments”, should there be a material reduction in continent commissions which is not otherwise replaced, our operating cash will decline and our ability to complete acquisitions may be negatively affected. However, we do not believe, absent other adverse changes, that we will violate the covenants in our credit facility.

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

Cash and cash equivalents decreased by $35.9 million and increased by $37.1 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by operating activities totaled $40.6 million and $33.0 million for the nine months ended September 30, 2004 and 2003, respectively, and is principally dependent upon operating earnings and, to a lesser extent, changes in working capital.

Net cash used in investing activities totaled $80.7 million and $9.3 million for the nine months ended September 30, 2004 and 2003, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $75.5 million and $6.4 million for the nine months ended September 30, 2004 and 2003, respectively. The $75.5 million for the nine months ended September 30, 2004 primarily reflects the payment of the cash portion of the Bertholon-Rowland, Dodge, Warren & Peters and Future Planning Associates, Inc. acquisitions, as well as additional purchase price and retention-based acquisition payments. The $6.4 million for the nine months ended September 30, 2003, reflects the payment of the cash portion of the Guild Agency and Hastings-Tapley Insurance Agency acquisitions, as well as the payment of additional purchase price on retention-based acquisitions. Capital expenditures amounted to $8.2 million and $5.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Net cash provided by financing activities totaled $4.2 million and $13.4 million for the nine months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004, we made payments of $21.1 million for debt, $0.5 million for debt issuance costs and $3.3 million to reacquire our common stock under our share repurchase program. We also drew down a net of $20.0 million on our revolving credit facility to fund the Future Planning Associates, Inc. acquisition and raised $4.1 million in equity from the issuance of our common stock as a result of stock options and employee stock purchase plan transactions. In the nine months ended September 30, 2003, we refinanced our credit facility and used the $125.0 million in proceeds to repay the previous facility, other obligations and fees and we drew down $14.9 million on our revolving credit facility to fund acquisitions. We also continued to make debt payments and paid $3.7 million for debt issuance costs and $1.8 million for an amendment fee related to our credit agreement.

Based on approximately 49.0 million and 45.5 million weighted-average shares outstanding as of September 30, 2004 and 2003, net income per share, on a diluted basis, was $0.32 and $0.38, respectively. In 2003 we recognized the benefits of our net operating loss carry-forwards, resulting in only $0.6 million in income tax provision for the nine months ended September 30, 2003, as compared to $11.0 million for the same period in 2004. Income from continuing operations before income tax expense for the first nine months of 2004 improved by $9.0 million, or 50.9%, over the same period in 2003. The increase is due primarily to profits generated from a greater revenue base and lower interest expense in 2004. Additionally, at September 30, 2004 as compared to September 30, 2003, our weighted-average shares outstanding increased due primarily to share issuances for acquisitions and the increase in our stock price.

In April 2004, we completed a follow-on public offering of 11,229,578 shares of our common stock at a public offering price of $14.72 per common share. Of those shares, 4,025,000 shares were sold by us via forward sale agreements and 7,204,578 shares were sold by various selling shareholders. We expect to receive net proceeds initially valued at $55.5 million upon settlement of the forward.

sale agreement, which will be within the twelve months following the closing of the public offering. We expect to use the net proceeds from the sale of common stock for working capital and general corporate purposes, including acquisitions.

On May 10, 2004, we announced that our Board of Directors authorized a stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of stock options and warrants, we may, at our discretion, repurchase shares on the open market or in private transactions in order to help offset dilution from our equity compensation plans and previously issued warrants to purchase our common stock. The amount and timing of repurchases will be based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During the second and third quarters of 2004 we purchased 227,300 shares of our common stock on the open market at an aggregate cost of $3.3 million.

In the third quarter of 2004, our largest shareholder, Capital Z Partners, exercised warrants to purchase 1,810,000 shares of its stock at a strike price of $15.00 per share. The average of the high and low stock price over the ten trading days prior to exercise, or $15.66 per share, was used to calculate a net share issuance of 76,283 shares. The remaining warrants to purchase 689,997 shares of our stock at $15.00 per share expired unexercised in the third quarter of 2004.

Contractual Obligations

The table below summarizes our indebtedness and lease commitments as of September 30, 2004:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Credit facility	$143,750	$1,250	$22,500	$120,000	$—
Other debt and capital lease obligations	34,332	14,236	13,075	6,822	199
Operating lease commitments	78,034	17,882	30,058	19,597	10,497
Other	2,475	900	1,575	—	—

Total	$258,591	$34,268	$67,208	$146,419	$10,696

We have structured some of our acquisition agreements and book of business purchases to include contingent purchase price payments that are treated as adjustments to purchase price and capitalized when determined. At September 30, 2004, we estimate the future significant contingent purchase price payments to be approximately $9.0 million, which would be payable in a combination of cash and common stock. Because of the contingent nature of this liability, under GAAP this amount has not been recorded as a liability in our financial statements. We record the liability within 90 days of each applicable measurement date, or earlier if the liability is determinable. Approximately $1.0 million of the future contingent purchase price payments have measurement dates of December 31, 2004, with the remaining $8.0 million with measurement dates to May 31, 2009.

Pursuant to a Marketing and Distribution Agreement dated November 7, 2002 (the “Agreement”) between ourselves and Minnesota Life Insurance Company (MLI), the parties agreed to perform specific services in connection with our creation of a nationwide wealth management distribution system. Among other things, we are required to hire and train sales professionals, build-out the back-office of our broker dealer subsidiary to support wealth management and life insurance sales and service, and create a website. MLI, for its part, is to provide us with access to competitive products, product education and development fees to fund the creation of the wealth management distribution system. MLI has advised us that MLI believes that we have not met a deadline established by the Agreement for the delivery of some of the services specified in the Agreement. We have engaged MLI in preliminary discussions concerning revising the key terms and deliverables of the Agreement. While we expect that the parties will reach a final agreement concerning the revised key terms and deliverables, there can be no assurance that the parties will reach a definitive agreement. If we and MLI are unable to reach such an agreement, we could be required to pay liquidated damages called for in the Agreement of up to $2.8 million.

Some of our common stockholders have various put rights that are exercisable upon specific events.

Off-Balance Sheet Commitments

We have two letters of credit totaling $1.8 million established as collateral for our workers’ compensation insurance program. Letters of credit represent a reduction to the borrowing availability under our revolving credit facility and expire in 2005.

Since commitments may expire unused, the amounts presented above do not necessarily reflect our actual future cash funding requirements. The letters of credit represent multiple-year commitments but have annual, automatic renewing provisions and are classified by the latest commitment date.

New Accounting Pronouncements

There have not been any new accounting pronouncements affecting us for the nine months ended September 30, 2004. Please read Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 for more information.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to interest rate risk in connection with its credit facility. The Company had approximately $143.8 million of floating rate bank debt outstanding at September 30, 2004. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $1.4 million annual decrease in income before income tax expense.

Except for the previously disclosed forward sale of the Company’s common stock and put rights on certain shares of the Company’s stock, we currently do not engage in any derivatives or hedging transactions.

Item 4. Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective as described above.

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as described below.

As part of the Company’s review of internal controls in compliance with Sarbanes-Oxley Section 404, it determined the need to enhance field office and corporate controls over its receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or “direct bill” receivables. The Company records commissions on direct bill, and the related compensation expenses, on a modified cash-basis, with a corresponding asset and liability recorded on the balance sheet to reflect a reasonable estimate of accrual basis accounting. Quarterly adjustments to these estimates were historically calculated using a method in each field office and were not applied consistently across our operating companies. Beginning in the third quarter of 2004, the Company implemented a new system called Captiva, which will, when it is fully populated with all direct bill policy details by September 30, 2005, directly calculate and set up the receivable and revenue and the related compensation payable and expense for each direct bill policy at the time it is effective. As an interim step, the Company consolidated control over the estimation methodology for each office and adopted a consistent method that is applied across all offices.

PART II. OTHER INFORMATION

U.S.I. HOLDINGS CORPORATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 “Contingencies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. The disclosure set forth in Note 7 “Contingencies” is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2004, the Company issued 194,481 shares of common stock at $15.75 per share in connection with the acquisition of the Future Planning Associates, Inc. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On July 27, 2004, the Company issued 76,283 shares of common stock at $15.66 per share in connection with the cashless exercise of warrants. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.

Issuer Purchases of Equity Securities

Plan Category	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 through July 31, 2004	—	—	—
August 1, 2004 through August 31, 2004	68,400	$13.00	68,400	*
September 1, 2004 through September 30, 2004	—	—	—	*
Total	68,400	$13.00	68,400	*

*	The Limited Stock Repurchase Plan was announced on May 10, 2004 under which the Company’s Board of Directors approved the use of proceeds, and tax related benefit amounts, from stock option and warrant exercises to repurchase common stock. The dollar amount approved for repurchases is based upon the number of shares of the Company’s common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.

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

U.S.I. HOLDINGS CORPORATION (Registrant)

DATE:	November 8, 2004	BY:	/s/ ROBERT S. SCHNEIDER
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