Form 10-K
period 2004-12-31
USI HOLDINGS CORP
filed 2005-03-25
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2004, was approximately $585,326,307.

As of March 23, 2005, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 56,055,329 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

U.S.I. HOLDINGS CORPORATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission (the “SEC”), press releases, or otherwise (use of “we,” “us” and “USI” and variations thereof refers to U.S.I. Holdings Corporation and consolidated subsidiaries). Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, contingencies and matters relating to our operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting us.

Forward-looking statements are not historical facts, but instead represent management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning us, including factors that potentially could materially affect our financial results, are contained in our filings with the SEC. Some factors include: our ability to meet our objective of growing cash earnings per share at least 15% per year; our ability to meet our objective of growing revenues organically and expand our margins; successful acquisition consummation and integration; errors and omissions claims; resolution of regulatory issues and other legal claims, including those related to compensation arrangements with insurance companies, the actual cost of resolution of contingent liabilities and passage of new legislation subjecting us to regulation in jurisdictions where we operate; our ability to attract and retain key sales and management professionals; our level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; future expenses for integration and margin improvement efforts; and general economic conditions around the country. Our ability to grow has been largely attributable to acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

PART I

Item 1.    Business

We are a distributor of insurance and financial products and services primarily to small and mid-sized business clients. Founded in 1994, we have grown organically and through acquisitions to become the ninth largest insurance broker (as measured by annual revenue) in the United States and a provider of property and casualty products, employee health and welfare products and related consulting and administration services. We have two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. Information regarding our historical financial results is set forth in our consolidated financial statements included in Part II, Item 8 of this report. The products and services we distribute and offer through our two operating and administrative segments can be categorized as:

Insurance Brokerage Segment

•	general and specialty property and casualty insurance, which we refer to as P&C insurance;

•	individual and group health, life and disability insurance, which we refer to as Employee Benefits insurance;

•	core benefits (retirement services); and

•	association endorsed marketing of individual insurance products.

Specialized Benefits Services Segment

•	sales of workplace benefits insurance products and services; and

•	enrollment and communication services related to employee benefits.

Corporate Segment

•	corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Approximately 93.6% of our revenues for the year ended December 31, 2004 were derived from our Insurance Brokerage segment. Within this segment, approximately 61.4% relates to P&C insurance and 38.6% to Employee Benefits insurance. Approximately 6.3% of our revenues in 2004 were derived from our Specialized Benefits Services segment. Within this segment, all of our revenues relate to benefits enrollment and communication services and sales of workplace benefits insurance. Please read Note 14—“Segment Reporting” to our Consolidated Financial Statements included in Part II, Item 8 of this report. Our Corporate segment had less than 0.1% of our revenues.

We have approximately 433 sales professionals and product specialists based in 65 offices in 18 states.

Our History

Since our inception in 1994, we have built a national distribution system through the acquisition, consolidation and integration of over 100 insurance brokers and related businesses. Approximately 90 of these acquisitions were completed before December 31, 1999. Our early acquisition growth strategy was financed primarily by equity investments by private investment firms and large insurance and financial services companies, or their respective affiliates.

From 2000 to 2002, we shifted our focus toward integrating these operations. We committed significant resources to establishing operating and financial reporting standards and conforming the technology platforms utilized by our various business units. In 2003, we expanded our focus and efforts toward implementing a disciplined operating and acquisition strategy.

In 1999, we raised equity capital from Capital Z Financial Services Fund II, L.P. and its affiliates (“Capital Z”), along with other investors, the proceeds of which were used towards managing our capital structure and funding the growth of our business. Capital Z is currently our largest investor. Capital Z is a leading private equity investment firm focused on the financial services sector, with significant experience in the insurance area. Robert A. Spass, a Capital Z partner, is a member of our Board of Directors. Capital Z, together with Mr. Spass, owns 19.2% of our common stock as of December 31, 2004.

On October 25, 2002, we completed an initial public offering (“IPO”) of 9,000,000 shares of our common stock at a price of $10.00 per share. The proceeds from our IPO, net of the underwriting discount and expenses, of approximately $78.4 million were used to repay indebtedness under our credit facility.

In February 2004, we filed a $300.0 million universal shelf registration statement on Form S-3 which was declared effective by the SEC in March 2004. The universal registration statement covers offerings of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, stock purchase contracts, stock purchase units or any combination of such securities. The timing, structure and nature of any funds raised under this shelf registration statement, as well as the use of such funds, are at the discretion of our management and Board of Directors.

In April 2004, we completed a follow-on public offering under the universal shelf registration statement of 11,229,578 shares of our common stock at a public offering price of $14.72 per common share. Of those shares, 4,025,000 shares were sold by us via forward sale agreements and 7,204,578 shares were sold by various selling shareholders. On December 29, 2004, we settled a portion of our forward sale agreement by issuing 1,781,000 shares of our common stock in exchange for proceeds of approximately $25.0 million. We used $20.0 million of the proceeds to repay borrowings under our revolving credit facility. On January 30, 2005, we settled the remaining portion of our forward sale agreement by issuing 2,244,000 shares in exchange for proceeds of approximately $31.5 million. Please read Note 20—“Subsequent Events,” to our Consolidated Financial Statements in Part II, Item 8 of this report.

Operations

We are currently organized into seven geographic regions and three alternative distribution units that cross geographic lines. Each of these businesses is managed by a chief executive officer, a sales manager and a chief financial officer. Through this organizational structure, we seek to maintain day-to-day management responsibility and controls at the regional unit level, enabling employees at that level to be responsive to our clients’, product manufacturers’ and employees’ needs. At the same time, however, our senior management is able to effectively monitor our nationwide operations through the use of policies and procedures, an effective system of internal control and monthly organized video and/or tele-conferences.

Sales

Our sales strategy is to be a single distribution point to middle-market businesses, serving their insurance and financial products and services needs. Of our approximately 433 sales professionals, 418 (255 P&C, 163 Employee Benefits) are in the Insurance Brokerage segment and 15 are in the Specialized Benefits Services segment. We evaluate our sales professionals by measuring the revenues they generate from new business and cross-selling and the revenues they are able to retain from existing clients. We utilize sales force automation, or SFA, software to manage and track the progression and status of sales prospects.

We originate sales opportunities through a number of channels. We focus primarily on selling products and services to new and existing clients on a direct basis. In addition, we sell through approximately 1,050 professional associations and affinity groups. We have also found that forming practice groups focused on specific industries, such as environment, entertainment and construction, generates sales opportunities by virtue of the expertise we develop in those industries.

Please also refer to “Quarterly Fluctuations,” included in Part II, Item 7 for more information.

Products and Services

Our Insurance Brokerage segment includes the placement of general and specialty P&C insurance, Employee Benefits insurance and related core benefits services (retirement services). Through our Specialized Benefits Services segment, we offer workplace benefits products and services and enrollment and communication services related to employee benefits. A description of how we are compensated for these services can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part II, Item 7.

The chart below lists a selection of the principal lines of insurance and financial products and services that we distribute and offer.

Insurance Brokerage Segment

Property and Casualty Insurance	Core Benefits	Employee Benefits Insurance
• General Commercial Liability	• Defined Contribution	• Health • Life • Disability • Dental • Wealth Management Products
• Commercial Property	• Defined Benefit/Actuarial
• Fidelity and Surety Bonds	• Related Legal/Compliance
• Professional Liability • Personal Lines (Auto, Home, etc.)	• Employee Benefits Outsourcing

Affinity Marketing
• Trade, Professional & Alumni Associations • Life, Disability & Medical Insurance
• Professional P&C Insurance

Specialized Benefits Services Segment

Workplace Benefits and Enrollment and Communication Services

•      Voluntary Workplace Benefits

•      Benefit Enrollment and Communications

•      Section 125 Plan Communications

•      Flexible Spending Account Enrollments

•      Total Compensation Communications

•      Electronic Surveys

•      Print Communications

Property and Casualty Insurance.    We place P&C insurance, including commercial property and general commercial liability, workers’ compensation, fidelity and surety bonds, professional liability products and personal lines. Revenues generated from the sales of these products and services accounted for approximately 57.5% of our revenues for the year ended December 31, 2004.

Core Benefits.    Core Benefits covers a broad spectrum of benefit and retirement plan related consulting and administration services. Employee benefits services include plan design and related outsourcing services and related legal and compliance consulting. Retirement plan services include plan design, communication and administration (both defined contribution and defined benefit). Revenues generated from the sales of these products and services accounted for approximately 6.3% of our revenues for the year ended December 31, 2004.

Employee Benefits Insurance.    We place individual and group health, life, disability and dental insurance through direct sales channels. We also have a wealth management practice focused on individual and corporate life insurance products and executive disability and other related product sales. These policies are underwritten by life and health insurance carriers and health maintenance organizations, or HMOs. Revenues generated from the sales of these products and services accounted for approximately 29.9% of our revenues for the year ended December 31, 2004.

Affinity Marketing.    We place life, disability, medical and professional P&C insurance products through various affinity marketing channels. Our relationships are with trade, professional and alumni associations, who offer various insurance products to their members. We administer these affinity programs. Revenues generated from the sale of P&C and Employee Benefits insurance through affinity marketing channels accounted for approximately 10.1% of our revenues, included above in P&C and Employee Benefits insurance for the year ended December 31, 2004.

Specialized Benefits Services.    We administer the annual employee benefits open enrollment function for some of our business clients. In conjunction with the administrative services we provide, our enrollment counselors sell voluntary supplementary insurance products such as life or disability insurance to our clients’ employees. Revenues generated from the sales of these products and services accounted for approximately 6.3% of our revenues for the year ended December 31, 2004.

Insurance Carriers

We maintain relationships with hundreds of insurance carriers in the United States and no single insurance carrier’s products represented a material portion of our total commissions and fees for the year ended December 31, 2004.

Customers

We serve primarily small and mid-sized business clients. Revenues generated by our ten largest clients accounted for 6.8% of our commissions and fees for the year ended December 31, 2004, while no single client in this group represented more than 2.4% of our commissions and fees in 2004.

Competition

The insurance brokerage industry is highly competitive and fragmented, consisting of approximately 30,000 independent insurance brokerage firms. We face competition from those brokers, banks and other financial services companies. Additionally, new sources of competition have emerged as commercial banks diversified their financial services to include insurance brokerage services (often through the acquisition of established insurance brokerages) for greater flexibility to create and market insurance products.

We compete for clients on the basis of reputation, client service, program and product offerings and the ability to tailor our products and risk management services to the specific needs of a client. We believe that most of our insurance brokerage competition is from numerous local and regional insurance brokerage firms and, to a lesser extent, from national insurance brokerage firms that pursue a similar strategy, which include Arthur J. Gallagher & Co., Brown & Brown, Inc., Hilb Rogal & Hobbs Company, Hub International Limited and Lockton Companies, Inc.

Our Specialized Benefits Services segment competes with consulting firms, brokers, third-party administrators, payroll companies and insurance companies. A number of our competitors offer attractive alternative programs. We believe that most of our competition is from smaller local and regional brokers.

Regulation

Our activities in connection with insurance brokering and related administrative and other services are subject to regulation and supervision predominantly by state authorities. Although the scope of regulation and form of supervision may vary from jurisdiction to jurisdiction, insurance laws are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance products and related employee benefits services in the jurisdictions in which we currently operate is dependent upon our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.

As discussed further in “Insurance Industry Investigations and Related Developments,” included in Part II, Item 7 in this report, the insurance industry has recently come under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. It is possible that as a result of these investigations our industry may become subject to new and expanded regulatory requirements at the state and/or federal level. While we cannot predict the outcome of these investigations, the industry is likely to become subject to an increased regulatory environment and we may be required to spend more on compliance activities or exit certain lines of business and/or jurisdictions, which could materially impact our financial position and results of operations.

USI Securities, Inc., our subsidiary, is a broker/dealer for mutual funds, variable insurance contracts and securities regulated by the National Association of Securities Dealers, Inc., and the SEC. USI Securities, Inc. is also a Registered Investment Adviser regulated by the SEC. Under SEC regulations, USI Securities, Inc. must maintain minimum net capital reserves.

Employees

At December 31, 2004, we had approximately 2,400 employees, of which 433 are sales professionals. We are not involved in any material disputes with our employees and believe that relations with our employees are good.

The ten top revenue producing sales professionals during 2004 represented 5.4% of our commissions and fees for the year. No single salesperson was responsible for more than 1.2% of our commissions and fees in 2004.

Risks Related to Our Business

•	We may be unsuccessful in growing our cash earnings per share by 15% or more per annum and our failure to do so may negatively impact the price of our common stock.

•	We may be unsuccessful in growing revenues organically, and our failure to do so may negatively affect our financial results.

•	We may be unsuccessful in expanding our margins and, if this were to occur, the market price of our common stock could decrease, perhaps significantly.

•	Our continued growth is partly based on our ability to acquire and integrate operations successfully, and our failure to do so may negatively affect our financial results and internal control over financial reporting.

•	Recent litigation challenging, and state regulatory inquiries concerning, the appropriateness of contingent commission arrangements could result in a decrease in these types of commissions which, if significant, could negatively affect our financial results. Additionally, our business, financial condition and/or results of operations may be negatively affected by the cost and other exposures associated with continuing regulatory investigations and related claims concerning our compensation and other practices and procedures.

•	Contingent commissions are more profitable, but less predictable, than our other revenues, which makes it difficult to forecast revenues, and decreases in these commissions may negatively impact our financial results.

•	The cyclical nature of P&C premium rates may make our financial results volatile and unpredictable.

•	We act as brokers for state insurance funds such as those in California which could choose to reduce brokerage commissions and/or contingent commissions we receive, which could negatively affect our financial results.

•	Government regulation and resulting market dynamics relating to the group and individual health plans we sell could negatively affect our financial results.

•	We are dependent on key sales and management professionals who could end their employment with us, which could negatively affect our financial results.

•	The loss of the services of David L. Eslick, our chairman, president and chief executive officer, could adversely affect our ability to carry out our business plan.

•	Further expenses related to margin improvement efforts and integration charges could adversely affect our financial results and negatively impact the price of our common stock.

•	Our business, financial condition and/or results may be negatively affected by errors and omissions claims.

•	Competition in our industry is intense and, if we are unable to compete effectively, we may lose clients and our financial results may be negatively affected.

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

Item 2.    Properties

The Company leases its principal corporate office in Briarcliff Manor, New York, and its operating unit offices in various states. Information regarding lease commitments is set forth in Note 11—“Lease Commitments” to our Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 11—“Lease Commitments” is incorporated herein by reference.

Item 3.    Legal Proceedings

Information regarding legal proceedings is set forth in Note 15—“Contingencies” to our Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosures set forth in Note 15—“Contingencies” is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “USIH.” The following table sets forth the intra-day high and low sales prices for the common stock for the periods indicated below:

2004	High	Low
Fourth Quarter	$14.00	$9.52
Third Quarter	$16.14	$12.44
Second Quarter	$16.70	$14.14
First Quarter	$15.05	$12.51

2003
Fourth Quarter	$13.70	$11.52
Third Quarter	$13.42	$11.25
Second Quarter	$12.61	$9.75
First Quarter	$11.90	$9.68

2002
Fourth Quarter October 22, 2002 (Initial Public Offering) to December 31, 2002	$11.75	$9.60

As of March 23, 2005, there were 56,055,329 shares of the Company’s common stock outstanding, held by approximately 150 stockholders of record. The closing price of the Company’s stock on March 23, 2005 was $11.45 per share.

We have never declared or paid cash dividends on our common stock and presently have no plans to pay any cash dividends on our common stock. Under our credit facility, we are currently limited in the amount of dividends we can pay and the shares of our capital stock that can be repurchased. The terms of our credit facility limit any cash dividends to the aggregate amount of: (i) cash received during a fiscal year from the exercise of options to purchase common stock; and (ii) the sum of a designated percentage (0% for 2003; 10% for 2004; 12.5% for 2005; 15% for 2006; 20% for 2007; and 25% for 2008) multiplied by our consolidated net income plus amortization for the preceding fiscal year and $5.0 million.

Issuer Purchases of Equity Securities

On May 10, 2004, we announced that our Board of Directors authorized a limited stock repurchase plan. Using only proceeds and any related tax benefit amounts from the exercise of stock options and warrants, we may, at management’s discretion, repurchase shares in the open market or in private transactions in order to help offset dilution from our equity compensation plans and previously issued warrants to purchase our common stock. The amount and timing of repurchases will be based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During the second, third and fourth quarters of 2004 we purchased 282,548 shares of our common stock on the open market at an aggregate cost of $3.9 million.

On December 20, 2004, we announced that our Board of Directors authorized an expanded stock repurchase program that permits us to purchase shares of our common stock up to certain limits set forth within our credit facility. We had the capacity under our credit facility to purchase up to approximately $11.0 million in 2004. We have the capacity under our credit facility to purchase up to $9.7 million of our common stock during 2005.

Repurchases of our common stock made during the fourth quarter of 2004 are disclosed in the table below. Repurchases of our common stock made during the second and third quarters of 2004 are disclosed in our Form 10-Q for such quarters.

Plan Category	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs*	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2004 through October 31, 2004	—	$—	—	*

November 1, 2004 through November 30, 2004	55,248	$11.66	55,248	*

December 1, 2004 through December 31, 2004	—	$—	—	$11.0	*

Total

*	See the description of our limited stock repurchase plan preceding this table.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,797,356	$10.66	2,901,659
Equity compensation plans not approved by security holders	—	—	—

Total	6,797,356	$10.66	2,901,659

Recent Sales of Unregistered Securities

On November 19, 2004, we issued 49,520 shares of our common stock at $11.36 per share in connection with the acquisition of Benefit Partners of America. The per share price at acquisition date was calculated as the average of our closing stock price on the twenty prior trading days. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On February 1, 2005, we issued 177,399 shares of our common stock at $11.27 per share in connection with the acquisition of Patterson//Smith Associates (“Patterson//Smith”). The per share price at acquisition date was calculated as the average of our closing stock price on the twenty prior trading days. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On February 3, 2005, we issued 2,368,143 shares of our common stock at $11.21 per share in connection with the acquisition of Summit Global Partners, Inc. (“Summit”). The per share price at acquisition date was calculated as the average of our closing stock price on the twenty prior trading days. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.    Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Financial Statements and Supplementary Data” and accompanying notes in Part II, Item 8 of this report. We derived the financial information as of December 31, 2004 and 2003 and for each of the years ended December 31, 2004, 2003 and 2002 from our audited financial statements and the related notes included in Part II, Item 8 of this report. Financial information as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 was derived from audited financial statements and related notes that are not included in this filing. In 2004, 2003 and 2000 we acquired the assets or stock of 4, 6 and 2 businesses, respectively. As a result, the financial data for each of the five years set forth below are not directly comparable. There is no single acquisition that materially affects the comparability of the financial information presented.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Income Statement Data:
Revenues(a)
Commissions and Fees	$405,820	$343,043	$318,785	$301,230	$283,756
Investment Income	1,378	2,488	2,641	3,229	4,072

Total Revenues	407,198	345,531	321,426	304,459	287,828
Expenses(a)
Compensation and Employee Benefits	237,267	195,894	197,370	197,356	170,528
Other Operating Expenses	100,112	76,505	67,256	75,349	62,056
Amortization of Intangible Assets	23,663	21,321	20,758	32,052	32,545
Depreciation	8,654	9,541	10,989	12,744	10,194
Interest	8,531	9,775	17,347	23,556	25,533
Equity Based Compensation	417	—	1,042	—	—
Early Extinguishment of Debt	—	4,049	2,610	—	—
Change in Value of Stock Appreciation Rights	—	—	(2,995)	3,092	250
Change in Value of Redeemable Common Stock Warrants	—	—	(4,070)	1,406	—
Value of Stock Options Exchanged for Stock Appreciation Rights	—	—	1,269	—	—

Total Expenses	378,644	317,085	311,576	345,555	301,106

Income (Loss) From Continuing Operations Before Income Tax Expense (Benefit)	28,554	28,446	9,850	(41,096)	(13,278)
Income Tax Expense (Benefit)	12,473	(5,148)	(518)	(6,940)	(2,923)

Income (Loss) From Continuing Operations	16,081	33,594	10,368	(34,156)	(10,355)
(Loss) Income From Discontinued Operations, Net of Income Taxes(b)	(7,780)	1,935	(13,183)	(62,327)	(7,851)

Net Income (Loss) in accordance with GAAP	$8,301	$35,529	$(2,815)	$(96,483)	$(18,206)

Reconciliation of Net Income (Loss) to Net Income (Loss) Available to Common Stockholders:
Net Income (Loss)	$8,301	$35,529	$(2,815)	$(96,483)	$(18,206)
Change in Aggregate Liquidation Preference of Preferred Stock	—	—	(18,708)	(21,099)	(21,475)
Change in Redemption Value of Series N Put Rights	—	—	138	(138)	—

Net Income (Loss) Available to Common Stockholders	$8,301	$35,529	$(21,385)	$(117,720)	$(39,681)

(Table continued on following page)

(Continued from previous page)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except for per share data)
Per Share Data—Basic:(c)
Income (Loss) From Continuing Operations	$0.33	$0.74	$(0.93)	$(73.47)	$(42.21)
(Loss) Income From Discontinued Operations, Net of Income Taxes	(0.16)	0.04	(1.50)	(82.66)	(10.42)

Net Income (Loss) Per Common Share	$0.17	$0.78	$(2.43)	$(156.13)	$(52.63)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except for per share data)
Per Share Data—Diluted:(c)
Income (Loss) From Continuing Operations	$0.33	$0.73	$(0.93)	$(73.47)	$(42.21)
(Loss) Income From Discontinued Operations, Net of Income Taxes	(0.16)	0.04	(1.50)	(82.66)	(10.42)

Net Income (Loss) Per Common Share	$0.17	$0.77	$(2.43)	$(156.13)	$(52.63)

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Goodwill	$312,992	$217,864	$182,036	$171,793	$187,875
Expiration Rights and Other Intangible Assets, Net	115,750	89,324	87,103	100,626	122,251
Total Assets of Continuing Operations	789,586	650,904	561,200	569,475	550,235
Total Debt of Continuing Operations(c)	156,324	156,486	131,769	243,761	229,898
Total Stockholders’ Equity(c)	327,565	262,862	182,799	92,370	159,862
Redeemable Common Stock(d)	—	—	21,302	—	—
Redeemable Preferred Stock(d)	—	—	—	27,801	28,590
Redeemable Common Stock Warrants(d)	—	—	—	4,300	2,894

(a)	All prior years’ amounts have been reclassified to conform to the current year’s presentation.

(b)	In the fourth quarter of 2004 we announced that our Board of Directors had approved plans to sell three operations in our Insurance Brokerage and Specialized Benefits Services segments that either exhibit significant earnings volatility or do not fit with our core business strategy. As a result of these actions, we recorded a $9.5 million impairment charge on the goodwill and expiration rights of one of these operations. The historical results of operations for these entities have been reflected in our financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). We sold USIA in April 2002. In accordance with SFAS No. 144, we reflect USIA in our financial statements as a discontinued operation. In the fourth quarter of 2001, following the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” we reduced the carrying value of USIA’s intangible assets to their estimated fair value. This resulted in an impairment charge of $46.9 million against USIA-related goodwill and expiration rights. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, the (loss) income from discontinued operations is reported net of income tax (benefit) expense of $(5.0) million, $1.4 million, zero, $(2.2) million and $0.6, respectively. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” included in Part II, Item 7 of this report.

(c)	On October 25, 2002, we completed our IPO of 9.0 million common shares at a price of $10 per share. Upon the consummation of the IPO, all outstanding shares of preferred stock were split adjusted (two-for-five reverse stock split) and converted into approximately 23.1 million shares of our common stock. The accretion dividends, with respect to the preferred stock, were converted to approximately 9.1 million shares of our common stock at the IPO price of $10 per share. At December 31, 2004, 2003, 2002, 2001 and 2000 we had approximately 51.5 million, 46.7 million, 42.4 million, 0.8 million and 0.8 million shares of common stock outstanding, respectively. The IPO proceeds, net of the underwriting discount and expenses, of approximately $78.4 million were used to repay indebtedness under our credit facility.

(d)	At December 31, 2002, we had approximately 2.2 million shares of common stock outstanding on which the owners had put rights. These shares, and the related put obligation, were reclassified to equity and liabilities, respectively, upon the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” in 2003. For a description of put rights relating to our common stock and preferred stock and our common stock warrants please read Note 7—“Redeemable Securities” to our Consolidated Financial Statements included in Part II, Item 8 of this report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in Part II-Item 8 of this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. See “Forward Looking Statements” included in this report. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed above and elsewhere herein.

Management Overview

Business

We are a distributor of insurance and financial products and services primarily to small and mid-sized business clients.

We generate revenues primarily from:

•	commissions paid by insurance companies on the placement of property & casualty (P&C) and Employee Benefits insurance;

•	fees paid directly by clients and other third-parties for employee benefit-related services (which we refer to as Health & Welfare when combined with Employee Benefits); and

•	investment income.

Commissions on P&C, health, group life and group disability insurance are typically calculated as a percentage, ranging from approximately 3% to 20%, of the annual premium. These commissions generally recur at the same rate as long as the insurance is in force. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, most of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products, is recognized in the first year the insurance is placed, with the commissions paid in renewal years being relatively insignificant.

We also receive contingent commissions, which are incremental compensation for achieving specified loss experience and/or account retention and premium volume goals set by the insurance companies for the business we place with them. Contingent commissions are recorded on the earlier of receipt of cash or when we receive data from the insurance companies that allows us to reasonably determine the amount. Please refer to further discussion below under “Insurance Industry Investigations and Related Developments.” Fee-based revenues related to employee benefits services are generally billed and recorded as services are rendered and may vary with factors such as the client’s headcount or assets under management.

We have two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. In 2004, approximately 93.6% of our revenues were derived from our Insurance Brokerage segment. Within this segment, approximately 61.4% related to P&C insurance and 38.6% to Health and Welfare. Approximately 6.3% of our revenues in 2004 were derived from our Specialized Benefits Services segment from benefits enrollment and communication services and workplace marketing. All of Specialized Benefits Services revenue is considered Health & Welfare. Our Corporate segment accounted for less than 0.1% of our revenues in 2004.

The majority of our operating expenses relate to compensation and employee benefits, which amounted to approximately 58.3% of consolidated revenues in 2004. We refer to the balance of our operating expenses as other operating expenses, which includes selling-related expenses, rent, communication expenses and other items. Other operating expenses were approximately 24.6% of consolidated revenues in 2004.

Insurance Industry Investigations and Related Developments

Since October, 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. We have received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. We have also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information. While these investigations are continuing and the ultimate outcome cannot be predicted, the investigations center upon, among other items, allegations of bid rigging, tying arrangements and other fraudulent or unlawful business practices. We have cooperated fully with these requests and will continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests. For example, in recent weeks, requests from the Office of the Attorney General of the State of New York have sought information regarding our New York benefits business, and our outside counsel is working with personnel in that business unit to respond to the requests.

In addition to the state Attorney General investigations described above, a number of state departments of insurance have begun inquiries into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. We have received and responded, or are in the process of responding, to inquiries from insurance regulators in several states. Since these investigations and inquiries are ongoing, we cannot predict the effect that any investigation of any regulatory authority related to alleged anti-competitive practices in the insurance industry or to compensation arrangements, including contingent commissions between insurers and brokers, generally will have on the industry or our business.

On October 14, 2004, the New York Attorney General announced that its investigation into brokers’ compensation practices had led to its filing a complaint against Marsh and McLennan Companies, Inc. and its subsidiary, Marsh, Inc. (collectively, “Marsh”), stating claims for, among other things, fraud and violations of New York State antitrust and securities laws. Marsh announced on October 15, 2004 that it was suspending its use of contingent commission agreements. Since then, three other large insurance brokerage companies, Willis Group, Aon Corporation and Arthur J. Gallagher & Co., each announced that they would discontinue contingent commission agreements and unwind such arrangements by the end of 2004. Three large insurers have announced that they would stop the use of such agreements as well. On January 30, 2005, Marsh entered into an agreement with the New York Attorney General and the New York Insurance Department in which Marsh agreed to pay $850 million into a fund to compensate Marsh’s policyholder clients. In addition, Marsh announced that it had agreed to implement, among others, the following changes in its U.S. brokerage business: (1) Marsh has discontinued the practice of receiving contingent commissions; (2) Marsh will provide clients with a comprehensive disclosure of all forms of compensation received from insurers; (3) Marsh will adopt and implement written standards of conduct for the placement of insurance; (4) Marsh will provide to its clients all quotes and terms as received from insurers; and (5) Marsh will establish a compliance committee of the board of directors and appoint a chief compliance officer.

On March 4, 2005, Aon Corporation announced that it had reached a comprehensive agreement with five agencies in three states to settle investigations relating to contingent commissions and other business practices. Parties involved in the settlement included the Attorneys General of New York, Illinois and Connecticut as well as the insurance departments of New York and Illinois. Elements of the agreement included: (1) creation of a $190 million restitutionary fund for eligible Aon clients; (2) commitment to new business practices that include heightened disclosure of compensation and elimination of certain questionable practices; and (3) establishment of a compliance committee of the board of directors.

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of New York against Marsh, we retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP

(“Akin Gump”), to render legal advice in connection with an internal review of our operations. Since that time, Akin Gump has assisted us in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of our employees, including corporate management, and is continuing its review of documents. We are continuing to review our business and expect that our review will not only address the area that the regulators are examining, but will also help us evaluate where we can make additional operational or business practice changes or improvements.

On October 28, 2004, we announced that recent developments in the insurance industry had caused management to conclude that contingent commission arrangements, as presently known within the industry, may ultimately not continue in their present form and that we intend to conduct our future affairs with that assumption in mind. Since our October 2004 announcement, we have received, and are continuing to receive, contingent commissions under our arrangements in place for 2004. Additionally, our carriers with whom we have historically had contingent arrangements have tendered, or based upon present information intend to tender, their 2005 contingent commission agreements in a form and structure generally consistent with our prior agreements. While we are not able to predict whether regulatory, market or other external forces will ultimately cause contingent commission arrangements to cease or be substantively restructured, we expect to receive contingent commissions for arrangements established in 2005. Our revenues and income from continuing operations before income taxes from contingent commissions were $19.0 million, $17.7 million and $14.7 million for 2004, 2003 and 2002, respectively.

Opticare Health Systems Litigation.    We have been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged “bid rigging” in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (RICO) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes, breach of fiduciary duty and unjust enrichment. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. We are also a defendant in two recently-filed “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing by us. In February 2005, the Judicial Panel on Multidistrict Litigation of the Federal Courts transferred these actions to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. We have been informed that the Company has also been named as a defendant in another “copy cat” class action lawsuit, captioned Palm Tree Computers Systems, Inc et ano v. Ace, USA et al and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, Class Representation, No. 05-CA-373-16-W, that this action has been removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS, and that a request has been made that it also be transferred to United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. We have not yet been served in this action. We intend to defend ourselves vigorously against the claims made in these actions.

For more discussion on our business please refer to Part I, Item 1, “Business,” in this report.

Market

Property & Casualty

Approximately 57.5% of our consolidated revenues in 2004 related to P&C business.

Insurance premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. From 1987 through 1999, the commercial P&C insurance industry was generally in a “soft market,” which is an insurance market characterized by a period of declining premium rates, which negatively affected commissions earned by insurance brokers. Years of underwriting losses for insurance companies, combined with the downward turn in the equity markets and interest rates, caused insurers to increase premium rates starting in mid- to late 2000, creating what we call a “hard market.” A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in the largest insurance loss in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These trends negatively impacted our revenues. The hard market, for many lines of insurance, began to slow in the second half of 2002. In the second half of 2003, premiums in most P&C lines of insurance began to flatten or decrease, with some, such as property, by as much as 20%. In 2004, the soft market persisted, negatively affecting brokers’ revenue. The competitive pricing dynamic is consistent throughout all account sizes and most geographic regions. We are not able to predict whether the soft market will continue; however, if it does, our P&C insurance brokerage revenues may continue to be negatively impacted.

Health & Welfare

Approximately 42.4% of our consolidated revenues in 2004 related to Health & Welfare business.

Premium rates in the health insurance industry have generally realized a consistent upward trend due to increasing health care delivery costs. From 2000 to 2003, however, the upward trend in health care insurance premiums was somewhat offset by the impact of the economic downturn and its resulting negative impact on business and employment levels at our customers. Additionally, reduced discretionary spending by our corporate clients has led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Decreases in balances of assets invested within our clients’ retirement benefit plans and on new investments into those plans, on which we are paid commissions, have negatively impacted our retirement services business. Our Health & Welfare business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market increases both existing assets under management and new investments. In 2003, we saw the signs of an improving economy, although we did not see the benefits of sustained growing labor ranks or increased spending on benefits as employers continued to mitigate medical cost increases. The economy in 2004 was generally flat with the exception of positive growth in employment, which, in the second half of 2004, drove strong growth in our Health & Welfare revenues. Employers, however, are still struggling with double digit medical inflation, resulting in continued benefit reductions and cost-shifting to employees. This unfavorable dynamic for the benefits brokerage business has led to greater opportunity, however, in our workplace marketing business, which is aided by the trend to defined contribution health-care where employees direct their benefit dollars to purchase voluntary benefits a la carte. While we cannot predict whether the economy will improve or if employment and spending on employee benefits will increase, if they do, then our Health & Welfare revenue may be positively impacted.

Primary Financial Measures

The financial measures that we use to evaluate our performance are:

•	Organic Revenue, which excludes the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses during the twelve months following acquisition or divestiture;

•	EBITDA, which is income (loss) from continuing operations plus interest expense, income tax expense, depreciation and amortization of intangibles;

•	EBITDA Margin, which we define as EBITDA as a percentage of total revenues; and

•	Cash earnings per share, which we define as income from continuing operations adjusted for expenses related to integration efforts, the margin improvement plan and other charges, plus amortization of intangible assets on a diluted per share basis.

You should not consider these financial measures as alternatives to other financial measures determined in accordance with accounting principles generally accepted in the United States of America, which we refer to as GAAP, or as alternatives to cash flows from operating activities, investing activities or financing activities, or as a measure of liquidity. In addition, please note that because not all companies calculate these financial measures similarly, the presentation of these measures in this report is not necessarily comparable to those of other companies.

We strongly urge investors or potential investors in our stock to review the calculation of EBITDA and EBITDA Margin and Organic Revenue and the related reconciliation to GAAP financial measures in “Results of Operations” below.

Management’s Strategic Objectives

Our business strategy is to achieve at least 15% growth in cash earnings per share each year. As a means to accomplish this goal, we focus on generating organic growth in revenues, creating efficiencies in our operations and making disciplined and accretive acquisitions.

Organic Revenue Growth

We believe that internally generated growth is more valuable than acquired growth. Our strategy for achieving organic growth includes:

•	client stewardship and retention best practices;

•	consistent and aggressive sales management, including recruitment of new sales professionals;

•	cross-selling across all of our major product categories within our business segments;

•	new client origination; and

•	maintaining a balanced mix of P&C and Health & Welfare revenues to mitigate the impact of fluctuations in market cycles.

We monitor and manage to a number of different operating statistics including, but not limited to, sales pipeline by producer, cross-selling within our 400 largest accounts, client retention rates and revenue mix by operating company. All of these metrics are tracked and reported monthly and form the basis of our agenda, among other items, for our monthly operations meetings with each of our business unit executive management teams.

Margin Improvement

Our EBITDA margins are currently the lowest of our peers. We currently benchmark all expense categories and work with operating company management to develop and implement remediation plans for business units performing below our standards. We are focused on increasing margins by restructuring the mix of incentive versus guaranteed compensation, consolidating office space and back-office processes, standardizing our sales professionals’ compensation formula, implementing best practices in operations, leveraging our purchasing power and lowering the cost of our information technology through the consolidation of data centers. Additionally, we continue to capitalize on opportunities to leverage our corporate and other fixed costs across a greater revenue base by acquiring “fold-in” and other accretive businesses within our current geographic footprint.

In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, we recorded expense of $12.4 million related to employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million.

Acquisition Strategy

In most acquisitions, we issue a combination of cash, seller notes and common stock. We also frequently structure our acquisition agreements to include purchase price payments contingent upon reaching specified financial targets, commonly referred to as “earn-outs,” which are paid in a combination of cash, seller notes and common stock and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain financial targets. All acquisitions greater than $5 million in aggregate purchase price require approval of our Board of Directors and, if greater than $1.5 million in aggregate purchase price, also require that we give notice to our bank lenders. Please read Note 2—“Acquisitions” to our Consolidated Financial Statements included in Part II, Item 8 of this report for more information on acquisitions.

We centrally manage our acquisition pipeline from the point of initial contact through the process of integration within our operations. We only consider transactions that are accretive to our cash earnings per share, and sellers generally must take a portion of their purchase price in our common stock. All acquisitions are subject to a due diligence process, including an introduction to our culture and business strategy, the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand only within our current geographic footprint of operations to maximize efficiencies and continue to build-out the balanced revenue mix of P&C and Health & Welfare business.

In 2004, we completed two acquisitions of retail insurance brokers in our Insurance Brokerage segment and two acquisitions of workplace benefits companies in our Specialized Benefits Services segment. In the first full year of ownership, these acquisitions are expected to add in excess of $70.5 million in revenues, $20.6 million in EBITDA and $4.5 million in net income in accordance with GAAP.

On April 1, 2004, we acquired Bertholon-Rowland Corporation, an Insurance Brokerage operation. The aggregate preliminary purchase price of approximately $44.6 million, consisting of cash of $31.0 million, shares of our common stock valued at $9.4 million and assumed liabilities of $4.2 million, was allocated primarily to goodwill and other intangible assets.

On May 1, 2004, we acquired Dodge, Warren & Peters Insurance Services, Inc., an Insurance Brokerage operation. The aggregate preliminary purchase price of approximately $38.6 million, consisting of cash of $16.6 million, shares of our common stock and restricted stock units valued at $15.3 million and assumed liabilities of $6.7 million, was allocated primarily to goodwill and other intangible assets.

On July 1, 2004, we acquired Future Planning Associates, Inc., a Specialized Benefits Services operation. The aggregate preliminary purchase price of approximately $30.6 million, consisting of cash of $19.7 million, shares of our common stock valued at $3.1 million and notes issued and net assumed liabilities of $7.8 million, was allocated primarily to goodwill and other intangible assets. We drew down an additional $20.0 million on our revolving credit facility to fund the cash portion of the purchase price.

On November 19, 2004, we acquired Benefit Partners of America, a Specialized Benefits Services operation. The aggregate preliminary purchase price of approximately $11.4 million, consisting of $10.4 million of cash, shares of common stock valued at $0.6 million and notes issued of $0.4 million, was allocated primarily to goodwill and other current assets.

In the first quarter of 2005, we acquired two insurance brokerage operations. Please read Note 20—“Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this report for more information.

Quarterly Fluctuations

Our quarterly revenues and EBITDA may be volatile. This is attributable to the following:

•	a significant percentage of commissions and fees in our Specialized Benefits Services segment is typically earned and recorded in the fourth quarter;

•	the timing of certain life insurance, core benefits and enrollment sales with significant first year commissions; and

•	the impact of variations or timing in recording contingent commissions in our Insurance Brokerage segment, primarily in the first and second quarters.

Quarterly fluctuations in revenues and EBITDA make our performance less predictable than our peers who have less life insurance, core benefits and specialized benefits services revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits Services segment, makes comparisons of any period of less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as negotiating alternative commission schedules with insurance companies on products that have historically paid most commissions in the first policy year, diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year and divesting significantly volatile non-core business. We continue to focus on strategies that will provide a more predictable revenue stream; however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability.

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of our accounting policies require management’s judgment to estimate values of assets, liabilities, revenues or expenses. In addition, it may require significant judgment to apply complex principles of accounting to certain transactions, such as acquisitions, to determine the most appropriate accounting treatment. We believe the following significant accounting estimates and policies are material to our financial condition or results of operations and/or are subject to a higher degree of subjectivity and/or complexity. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If actual performance should differ from historical experience or if our assumptions were to change, it may materially impact our financial condition and results of operations.

Please read Note 1—“Nature of Operations and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8 of this report for a description of other significant accounting policies.

Revenue Recognition

Our revenues are derived from commissions, fees and investment income.

We record premiums and commissions receivable from clients, net of sub-broker commissions, premiums payable to insurance companies and the related commission income, on the later of the effective date of the policy or the billing date, net of an allowance for estimated policy cancellations. We record installment premiums and related commission income periodically as billed. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, the majority of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products, is recorded in the first year the insurance is placed, with the commission income recorded in renewal years being relatively insignificant.

We record commission income on premiums billed and collected directly by insurance companies (“direct bill”) and contingent commissions when we receive data from the insurance companies that allow us to reasonably determine these amounts. We are able to reasonably determine these amounts when we receive payment, notification of the amount due from the insurance companies or the insurance policy detail from the insurance companies. We receive contingent commissions from insurance companies for achieving specified loss experience and/or account retention and premium volume goals set by the insurance companies for the business we place with them. Please refer to “Insurance Industry Investigations and Related Developments,” above. We received revenues from contingent commissions of $19.0 million, $17.7 million and $14.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

We record fees for consulting and administrative services as billed over the period in which services are rendered.

We record fees and/or commissions related to benefit enrollment services when earned. We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment we record an estimate of first year fee and/or commission income less an estimate of policy cancellations. The allowance for policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $2.3 million and $1.4 million at December 31, 2004 and 2003, respectively.

We maintain allowances for bad debts and estimated policy cancellations on our Insurance Brokerage business based on our premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve recorded in current liabilities for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowances and make adjustments as necessary. The allowance for bad debts on Insurance Brokerage business was $2.5 million and $2.0 million at December 31, 2004 and 2003, respectively. The balance of the allowance for estimated policy cancellations recorded in current liabilities on insurance brokerage business was $869 and zero at December 31, 2004 and 2003, respectively. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition.

Goodwill, Other Intangible Assets and Other Long-Lived Assets Impairment

We assess the recoverability of our goodwill and other long-lived assets at least once a year or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the assets may not be recoverable. The carrying value of goodwill is evaluated at the segment level using an analysis to determine the fair value of the segment using both market valuation data, such as recent transaction multiples of revenue or EBITDA, and present value techniques. Reviews for triggering events are performed at the operating company level, one level below the segments, and require the use of management’s judgment. Other long-lived assets are evaluated at the operating company level, one level below our segments, which is our determination of the lowest level of meaningful cash flows. Reviews for triggering events require the use of management’s judgment. Upon identification of a triggering event, we perform further analysis using discounted cash flows or other market valuation data to determine if the carrying value of an asset is impaired. Both methods require substantial judgment. If, as a result of an impairment review, we find that the carrying value of an asset is in excess of the fair value, we would be required to take a charge against current earnings.

In December 2004, we announced that our Board of Directors had approved plans to sell three operations in our Insurance Brokerage and Specialized Benefits Services segments that either exhibit significant earnings volatility or do not fit with our core business strategy. As a result of this action, we recorded a $9.5 million pre-tax impairment charge on the goodwill and other intangible assets of one of these operations.

Future events could cause management to conclude that impairment of our goodwill or other intangible assets exists, which may have a material adverse effect on our financial position or results of operations.

Business Acquisitions and Purchase Price Allocations

All of our acquisitions have been accounted for using the purchase method, and the net assets and results of operations of the acquired companies were included in our financial statements on their respective acquisition dates. Frequently, acquisitions have provisions for a reduction in consideration if the acquired company does not meet targeted financial results. Additionally, the acquisitions frequently have provisions for contingent additional consideration if the acquired company achieves financial targets. Additional or reduced consideration related to acquisition contingency provisions is reflected as an adjustment to goodwill when the contingency is resolved.

We follow a consistent methodology based on an estimate of discounted future cash flows derived from acquired clients’ lists and attrition rates to estimate the fair value of the expiration rights and other intangible assets at the date of acquisition. For acquisitions in excess of $5.0 million in purchase price, we obtain an independent appraisal of the fair value of intangible assets acquired. Expiration rights are amortized on a straight-line basis over their estimated lives of five to ten years (with ten years used in most cases), based on historical attrition that has generally been consistent year over year. Non-compete agreements and restrictive covenants are typically valued at their stated contractual amount and are amortized on a straight-line basis over the terms of the agreements, which range from four to seven years. Both the allocation of purchase price and estimation of useful lives require management’s judgment. If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, we may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material impact on our financial position or results of operations. Goodwill is not subject to amortization.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carry-forwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our accrued liabilities are smaller than their book bases. Similarly, we have a DTL because the book basis of our goodwill exceeds its tax basis. Carry-forwards primarily include items such as net operating losses (“NOLs”), which can be carried forward subject to certain limitations. A summary of the significant DTAs and DTLs relating to our temporary differences and carry-forwards is included in Note 10—“Income Taxes” to our Consolidated Financial Statements included in Part II, Item 8 of this report.

At December 31, 2004, our current DTAs total $10.3 million, and our non-current DTLs total $15.8 million. We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for-dollar basis in the year in which any such recognition was to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management’s judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

Prior to the fourth quarter of 2003, we carried a valuation allowance for our net DTA based on our history of net losses and the resulting uncertainty as to whether we would generate enough taxable income in the future to utilize our DTA. In the fourth quarter of 2003, based on five consecutive quarters of profitability, our improved financial condition following our IPO, restructuring our credit facility and on forecasted future results, management determined that it is more likely than not that our DTA will be realized in future periods, with the exception of DTA related to state NOL and tax credit carry-forwards, so we reversed the valuation allowance resulting in a deferred income tax benefit of $8.1 million in 2003. In the event of adverse developments in our projections of taxable income, or if our estimates and assumptions were to change, management might be required to reach a different conclusion about the realization of our DTA and re-establish a valuation allowance through a charge to earnings.

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. We do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported financial position and results of operations. We have accrued a liability in accordance with GAAP for our best estimate of the probable cost of the resolution of those claims where our liability is probable and can be reasonably estimated. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. The establishment of reserves for claims and litigation requires management’s judgment. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period. Please read Note 15—“Contingencies” to our Consolidated Financial Statements included in Part II, Item 8 of this report and Management Overview—“Insurance Industry Investigations and Related Developments” above.

Debt Covenants

Our credit facility requires us to maintain financial covenants, which we set with our lenders, based on our estimates of future operating results at that time. Future operating results and continued compliance with our debt covenants cannot be assured and our lenders’ actions are not controllable by us. Currently, based on our projections of future operating results, we do not expect to violate any such covenants. If our projections of future operating results are not achieved, resulting in a violation of our financial covenants for which our lenders do not provide a waiver or amendment, we could experience a material adverse effect on our reported financial position and results of operations for any particular quarterly or annual period.

New Accounting Pronouncements

Please read Note 1—“Nature of Operations and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8 of this report for a discussion on the impact of the adoption of new accounting pronouncements.

Results of Operations

Certain amounts have been reclassified and presented in all periods as discontinued operations to reflect the decision announced in the fourth quarter of 2004 to sell three operations that either exhibit significant earnings volatility or that do not fit with our core business strategy.

A reconciliation of EBITDA to net income (loss) in accordance with GAAP.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Total Revenues	$407,198	$345,531	$321,426
Compensation and Employee Benefits Expenses	237,267	195,894	197,370
Other Operating Expenses	100,112	76,505	67,256
Equity Based Compensation	417	—	1,042
Change in Value of Stock Appreciation Rights	—	—	(2,995)
Change in Value of Redeemable Common Stock Warrants	—	—	(4,070)
Value of Stock Options Exchanged for Stock Appreciation Rights	—	—	1,269

EBITDA	69,402	73,132	61,554

Amortization of Intangible Assets	23,663	21,321	20,758
Depreciation	8,654	9,541	10,989
Interest	8,531	9,775	17,347
Early Extinguishment of Debt (interest adjustment)	—	4,049	2,610

Income From Continuing Operations Before Income Tax Expense (Benefit)	28,554	28,446	9,850
Income Tax Expense (Benefit)	12,473	(5,148)	(518)

Income From Continuing Operations	16,081	33,594	10,368
(Loss) Income From Discontinued Operations, Net of Income Taxes	(7,780)	1,935	(13,183)

Net Income (Loss) in accordance with GAAP	$8,301	$35,529	$(2,815)

A reconciliation of organic revenue to total revenues in accordance with GAAP.

	For the Three Months Ended December 31,
	Revenues		Change		Adjustment for net acquired businesses	Organic growth/decline
	2004	2003	Amount	Percent
	(in thousands)
Consolidated
Commissions and Fees	$109,381	$92,407	$16,974	18.4%	$(16,310)	0.7%
Contingents and Overrides	2,006	1,677	329	19.6	(75)	15.1
Other Income	1,449	2,478	(1,029)	(41.5)	(197)	(49.5)

Total Revenues	$112,836	$96,562	$16,274	16.9%	$(16,582)	(0.3)%

Insurance Brokerage
Commissions and Fees	$94,757	$82,638	$12,119	14.7%	$(13,173)	(1.3)%
Contingents and Overrides	2,006	1,677	329	19.6	(75)	15.1
Other Income	1,426	1,677	(251)	(15.0)	(197)	(26.7)

Total Revenues	$98,189	$85,992	$12,197	14.2%	$(13,445)	(1.5)%

Specialized Benefits Services
Commissions and Fees	$14,624	$9,769	$4,855	49.7%	$(3,137)	17.6%
Contingents and Overrides	—	—	—	—	—	—
Other Income	1	600	(599)	—	—	—

Total Revenues	$14,625	$10,369	$4,256	41.0%	$(3,137)	10.8%

Corporate
Commissions and Fees	$—	$—	$—	—%	$—	—%
Contingents and Overrides	—	—	—	—	—	—
Other Income	22	201	(179)	(89.1)	—	(89.1)

Total Revenues	$22	$201	$(179)	(89.1)%	$—	(89.1)%

	For the Twelve Months Ended December 31,
	Revenues		Change		Adjustment for net acquired businesses	Organic growth/decline
	2004	2003	Amount	Percent
	(in thousands)
Consolidated
Commissions and Fees	$383,507	$321,455	$62,052	19.3%	$(50,348)	3.6%
Contingents and Overrides	18,979	17,695	1,284	7.3	(1,710)	(2.4)
Other Income	4,712	6,381	(1,669)	(26.2)	(1,096)	(43.3)

Total Revenues	$407,198	$345,531	$61,667	17.8%	$(53,154)	2.5%

Insurance Brokerage
Commissions and Fees	$357,800	$304,843	$52,957	17.4%	$(44,917)	2.6%
Contingents and Overrides	18,979	17,695	1,284	7.3	(1,710)	(2.4)
Other Income	4,443	4,242	201	4.7	(1,096)	(21.1)

Total Revenues	$381,222	$326,780	$54,442	16.7%	$(47,723)	2.1%

Specialized Benefits Services
Commissions and Fees	$25,707	$16,612	$9,095	54.7%	$(5,431)	22.1%
Contingents and Overrides	—	—	—	—	—	—
Other Income	6	1,606	(1,600)	(99.6)	—	(99.6)

Total Revenues	$25,713	$18,218	$7,495	41.1%	$(5,431)	11.3%

Corporate
Commissions and Fees	$—	$—	$—	—%	$—	—%
Contingents and Overrides	—	—	—	—	—	—
Other Income	263	533	(270)	(50.7)	—	(50.7)

Total Revenues	$263	$533	$(270)	(50.7)%	$—	(50.7)%

We define EBITDA as income from continuing operations plus interest expense, income tax expense, depreciation expense and amortization expense. We present EBITDA because we believe that it is a relevant and useful indicator of operating profitability. Management believes that EBITDA is relevant owing to our leveraged approach to our capital structure and resulting significant amount of interest expense, and our accounting for all acquisitions using the purchase method of accounting and resulting significant amount of amortization of intangible assets. EBITDA margin (EBITDA as a percentage of revenues) is presented because management believes that it is a relevant and useful indicator of operating efficiency. We use EBITDA and EBITDA margin in budgeting, evaluating operating company performance and in operating company incentive plans. We define Organic Revenue as the period-to-period change in revenues, excluding the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses, during the twelve months following acquisition or divesture. We present Organic Revenue and believe it is relevant because it allows us to discern year-over-year growth in revenues related to the success or failure of our ability to execute on our sales and client retention strategies. These financial measures should not be considered as an alternative to other financial measures determined in accordance with GAAP.

We understand that analysts and investors regularly rely on non-GAAP financial measures, such as EBITDA and EBITDA Margin, to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. Additionally, investors use Organic Revenue to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue to that of its peers. EBITDA and EBITDA Margin may be helpful in reflecting our operating performance in a manner that may not otherwise be apparent when relying solely on GAAP financial measures, because EBITDA and EBITDA Margin eliminate from earnings financial items that have less bearing on our operating performance. Organic Revenue may be helpful by eliminating the impact of acquired revenue from internally generated revenues. These financial measures should not be considered as an alternative to other financial measures determined in accordance with GAAP.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues.    Revenues increased $61.7 million, or 17.8%, to $407.2 million for 2004, from $345.5 million for 2003. Of the $61.7 million in revenue growth, $53.2 million was due to acquisitions, net of disposed businesses, and $8.5 million, or 2.5%, was due to organic growth. Organic revenue growth in 2004 was negatively affected by the softening rate environment for P&C insurance products and a decline in contingent and other income net of acquired business. Contingent commissions were $19.0 million ($17.3 million excluding the impact of acquisitions) for 2004, compared to $17.7 million for 2003.

Compensation and Employee Benefits.    Compensation and Employee Benefits increased $41.4 million, or 21.1%, to $237.3 million in 2004, from $195.9 million in 2003. For 2004, the increase was primarily due to the effect of acquisitions and $6.6 million of expenses related to the fourth quarter 2004 margin improvement plan and integration efforts, partially offset by a favorable variance in bonus expense based on unfavorable operating results for the year. As a percentage of revenues, Compensation and Employee Benefits was 58.3% and 56.7% for 2004 and 2003, respectively.

Other Operating Expenses.    Other Operating Expenses increased $23.6 million, or 30.9%, to $100.1 million for 2004, from $76.5 million for 2003. For 2004, the increase was primarily due to the effect of acquisitions and the impact of expenses related to the fourth quarter 2004 margin improvement plan of $6.1 million. Additionally, for 2004, we incurred a net increase of $2.6 million in costs related to the implementation of Sarbanes-Oxley Section 404 procedures and a net increase of $0.7 million related to legal fees and costs related to various insurance industry investigations over the comparable period in 2003. As a percentage of revenues, Other Operating Expenses were 24.6% for 2004, compared to 22.1% for 2003.

Income From Continuing Operations.    Income from Continuing Operations decreased $17.5 million or 52.1% to $16.1 million for 2004, from $33.6 million for 2003. Comparisons of 2004 to 2003 are negatively affected by the fact that in 2004 we recorded a provision for income taxes at an approximate 43.7% effective rate; whereas in 2003, the reversal of a valuation allowance in the deferred tax assets resulted in an income tax benefit of $5.1 million. The increase in income tax expense for 2004 over the same period in 2003 was $17.6 million, which was somewhat offset by lower interest and depreciation expense, an expense of $4.0 million for the early extinguishment of debt in 2003 and income from continuing operations generated by our higher revenue base in 2004. Contingent commissions contributed approximately $19.0 million and $17.7 million to income from continuing operations for 2004 and 2003, respectively.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenues.    Revenues increased $24.1 million, or 7.5%, to $345.5 million in 2003 from $321.4 million in 2002. In 2003, Organic Revenue Growth was 4.1%, comprised of new business written, the positive impact of higher premium rates on renewal commissions and increased contingent commissions of $3.0 million in our Insurance Brokerage segment, partially offset by the impact of lost and non-recurring business. The impact of acquisitions contributed approximately $11.0 million and zero to revenues in 2003 and 2002, respectively.

Compensation and Employee Benefits Expenses.    Compensation and Employee Benefits Expenses decreased $1.5 million, or 0.7%, to $195.9 million in 2003 from $197.4 million in 2002. In 2003, we had integration efforts and other charges of $0.4 million compared to $8.1 million in 2002. Also in 2003, we had $6.1 million of Compensation and Employee Benefits Expenses attributable to the impact of acquisitions, compared to zero in 2002. As a percentage of revenues, Compensation and Employee Benefits Expenses were 56.7% in 2003 compared to 61.4% in 2002. The decrease in 2003, as a percentage of revenues, is primarily due to the $8.1 million integration efforts and other charges in 2002, the positive affects of our integration efforts and improvements in performance in our Insurance Brokerage segment. To reduce compensation expense, in the first quarter of 2002 we terminated 32 employees and renegotiated compensations arrangements for four sales professionals.

Other Operating Expenses.    Other Operating Expenses increased $9.2 million, or 13.8%, to $76.5 million in 2003 from $67.3 million in 2002. The increase is primarily attributable to (i) $2.9 million in expenses related to the move of our corporate offices from San Francisco to New York and for consulting fees related to Sarbanes-Oxley Section 404 compliance preparation, (ii) the increase in costs generally associated with being a public company and (iii) $1.6 million of other operating expense attributable to the impact of businesses acquired in 2003, partially offset by (iv) integration efforts and other charges of $1.6 million in 2002, compared to zero in 2003. As a percentage of revenues, Other Operating Expenses were 22.1% in 2003 compared to 20.9% in 2002.

Income From Continuing Operations.    Income from Continuing Operations increased $23.2 million, or 224.0%, to $33.6 million in 2003 from $10.4 million in 2002, due to (i) a reduction in Compensation and Employee Benefits Expenses principally due to the expenses attributable to our integration efforts and other charges in 2002, (ii) continued improvement in performance in our Insurance Brokerage segment, (iii) the reduction in interest expense principally due to the restructuring of our credit facility and lower borrowings in 2003, (iv) the net increase in income tax benefit due to the reversal of the valuation allowance on our net deferred tax asset in 2003, and (v) the positive impact of acquisitions, partially offset by (vi) a $7.7 million gain recorded in the third quarter of 2002 related to our pre-IPO capital structure. The effective tax rate from continuing operations in 2003 was (18.1)% compared to (5.2)% in 2002. The decrease in the effective tax rate and corresponding increased benefit in 2003 resulted from the reversal of the deferred tax asset valuation allowance, offset by the impact of state income taxes.

Our Segments

We have three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate.

The Insurance Brokerage segment offers:

•	general and specialty property and casualty insurance, which we refer to as P&C insurance;

•	individual and group health, life and disability insurance, which we refer to as Employee Benefits insurance; and

•	core benefits (retirement services).

The Specialized Benefits Services segment offers:

•	sales of workplace benefits insurance products and services; and

•	enrollment and communication services related to employee benefits.

The Corporate segment offers:

•	corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

For the year ended December 31, 2004, no segment had any material dependence on a single client or group of similar clients.

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

Certain amounts have been reclassified and presented in all periods as discontinued operations to reflect the decision announced in the fourth quarter of 2004 to sell three operations that either exhibit significant earnings volatility or that do not fit with our core business strategy.

Insurance Brokerage

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for percentages)
Revenue:
Property & Casualty	$234,130	$203,505	$179,848
Employee Benefits	147,092	123,275	123,126

Total Revenues	381,222	326,780	302,974
Compensation and Employee Benefits Expenses	217,821	179,702	176,266
Other Operating Expenses	70,532	56,131	53,103

EBITDA	$92,869	$90,947	$73,605

EBITDA Margin	24.4%	27.8%	24.3%
Income From Continuing Operations Before Income Taxes	$63,030	$61,774	$42,413

Comparisons for Years Ended December 31, 2004, 2003 and 2002

The Insurance Brokerage segment results reflect the following margin improvement plan, integration efforts and other charges: $9.1 million, zero and $4.6 million in 2004, 2003 and 2002, respectively.

Revenues in the Insurance Brokerage segment increased $54.4 million, or 16.7%, to $381.2 million in 2004 from $326.8 million in 2003, and increased $23.8 million, or 7.9%, to $326.8 million in 2003 from $303.0 million in 2002. In 2004 and 2003, revenues were positively impacted by approximately $47.7 million and $11.0 million, respectively, due to acquisitions. There were no businesses acquired in 2002. Organic Revenue Growth in 2004 and 2003 was 2.1% and 4.2%, respectively, comprised of new business written and the positive impact of market conditions, partially offset by the impact of lost and non-recurring business. Market conditions include the effect on our commission revenues due to the impact of premium rate changes and changes in our clients’ underlying exposure base. Contingent commissions were $1.3 million and $3.0 million greater in 2004 and 2003, respectively, than in the prior year. P&C revenues represented 57.5%, 58.9% and 56.0% of our total consolidated revenues in 2004, 2003 and 2002, respectively, and Employee Benefits revenues represented 36.1%, 35.7% and 38.3% of our total consolidated revenues in 2004, 2003 and 2002, respectively.

EBITDA in the Insurance Brokerage segment increased $2.0 million or 2.1% to $92.9 million in 2004 from $90.9 million in 2003, and increased $17.3 million or 23.6% to $90.9 million in 2003 from $73.6 million in 2002. EBITDA Margin in the Insurance Brokerage segment was 24.4%, 27.8% and 24.3% in 2004, 2003 and 2002, respectively. The increase in EBITDA in 2004 is primarily attributable to acquisitions, offset by $9.1 million in expenses related to our margin improvement plan and integration efforts and declining profitability due to an adverse premium rate environment. The increase in EBITDA in 2003 is attributable to: (i) a decrease in Compensation and Employee Benefits Expenses as a percent of revenues, due to an improvement in performance in our operations and positive effects of our integration efforts; (ii) the positive impact of increased contingent commissions; (iii) the accretive impact of acquisitions; and (iv) the integration efforts and other charges of $4.6 million taken in 2002.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $63.0 million, $61.8 million and $42.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increases in 2004 and 2003 were due to the reasons noted above along with the reduction in interest expense due to lower debt balances in 2003.

Specialized Benefits Services

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for percentages)
Total Revenues	$25,713	$18,218	$17,833
Compensation and Employee Benefits Expenses	9,801	8,009	10,458
Other Operating Expenses	9,904	8,888	4,528

EBITDA	$6,008	$1,321	$2,847

EBITDA Margin	23.4%	7.3%	16.0%
Income (Loss) From Continuing Operations Before Income Taxes	$3,624	$(345)	$1,624

Comparisons for Years Ended December 31, 2004, 2003 and 2002

The Specialized Benefits Services segment results reflect the following margin improvement plan, integration efforts and other charges: zero, zero and $1.1 million in 2004, 2003 and 2002, respectively.

Specialized Benefits Services revenues increased $7.5 million, or 41.1%, to $25.7 million in 2004 from $18.2 million in 2003, and increased $0.4 million, or 2.2%, to $18.2 million in 2003 from $17.8 million in 2002. The increase in revenues in 2004 is attributable to acquisitions and organic revenue growth of $5.4 million and $2.1 million, respectively. The increase in revenues in 2003 was due to organic revenue growth. Organic revenue growth was 11.3% and 2.2% in 2004 and 2003, respectively. Specialized Benefits Services revenues represented 6.3%, 5.3% and 5.5% of our total consolidated revenues in 2004, 2003 and 2002, respectively.

EBITDA in the Specialized Benefits Services segment increased $4.7 million, or 354.8%, to $6.0 million in 2004 from $1.3 million in 2003, and decreased $1.5 million, or 53.6%, to $1.3 million in 2003 from $2.8 million in 2002. EBITDA Margin in the Specialized Benefits Services segment was 23.4%, 7.3% and 16.0% in 2004, 2003 and 2002, respectively. EBITDA and EBITDA Margin in the Specialized Benefits Services segment increased in 2004 primarily due to the positive impact of acquisitions and to organic growth of revenues. The decrease in EBITDA and EBITDA Margin in 2003, compared to 2002, was due primarily to product sales mix and timing of core enrollment sales.

Income From Continuing Operations Before Income Taxes in the Specialized Benefit Services segment was $3.6 million, ($0.3) million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 and the decrease in 2003 was primarily due to the reasons noted above.

Corporate

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for percentages)
Total Revenues	$263	$533	$619
Compensation and Employee Benefits Expenses	9,645	8,183	10,646
Other Operating Expenses	19,676	11,486	9,625
Equity Based Compensation	417	—	1,042
Change in Value of Stock Appreciation Rights	—	—	(2,995)
Change in Value of Redeemable Common Stock Warrants	—	—	(4,070)
Value of Stock Options Exchanged for Stock Appreciation Rights	—	—	1,269

EBITDA(a)	$(29,475)	$(19,136)	$(14,898)

Percentage of Consolidated Revenues	(7.2)%	(5.5)%	(4.6)%
Loss From Continuing Operations Before Income Taxes	$(38,100)	$(32,983)	$(34,187)

(a)	Excludes the early extinguishment of debt (interest adjustment) in 2003 and 2002.

Comparisons for Years Ended December 31, 2004, 2003 and 2002

The Corporate segment results reflect the following margin improvement plan, integration efforts and other charges: $3.6 million, $0.4 million and $3.9 million in 2004, 2003 and 2002, respectively.

Revenues at the Corporate segment represent interest income. Net Corporate expenses were $29.5 million, $19.1 million and $14.9 million in 2004, 2003 and 2002, respectively. As a percentage of total consolidated revenues, net Corporate expenses were 7.2%, 5.5% and 4.6% in 2004, 2003 and 2002, respectively. In 2004, we recorded $3.6 million in expenses related to our margin improvement plan and integration efforts. Additionally, in 2004, we recorded $2.1 million in expense related to the Corporate office move, $3.2 million in fees related to Sarbanes-Oxley Section 404 compliance and $0.7 million related to legal fees and costs related to various insurance industry investigations. In 2003, we recorded $2.3 million in expense related to the corporate office move and $0.6 million related to Sarbanes-Oxley Section 404 compliance. The increase in net Corporate expenses in 2004 was primarily due to the expenses recorded in connection with the margin improvement plan and integration efforts and to increased costs related to Sarbanes-Oxley Section 404 compliance and various insurance industry investigations. The increase in net Corporate expenses in 2003 was primarily due to: (i) the $7.1 million gain in 2002 from the change in value of redeemable common stock warrants and stock appreciation rights related to our pre-IPO capital structure; (ii) the move and Sarbanes-Oxley-related expenses in 2003, noted above; (iii) the increase in costs generally associated with being a public company, offset primarily by; (iv) the integration efforts and other charges in 2002; (v) the expense on the value of stock options exchanged for stock appreciation rights in 2002; and (vi) the expense on the grant of restricted stock in 2002.

Loss From Continuing Operations Before Income Taxes in the Corporate segment was $38.1 million, $33.0 million and $34.2 million in 2004, 2003 and 2002, respectively. The increase in 2004 is primarily attributable to the expenses recorded in connection with the margin improvement plan and integration efforts, Sarbanes-Oxley Section 404 compliance and various insurance industry investigations, offset by $4.0 million in expense in 2003 related to the early extinguishment of debt. The decrease in 2003 is primarily attributable to a $6.0 million decrease in interest expense in 2003, the result of lower borrowings and more favorable interest rates, combined with the reasons noted above.

Integration Efforts, Margin Improvement Plan and Other Charges

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Integration Efforts
Compensation and Employee Benefits Expenses	$276	$396	$5,395
Other Operating Expenses	—	—	116

Total Integration Efforts	276	396	5,511

Margin Improvement Plan
Compensation and Employee Benefits Expenses	6,277	—	—
Other Operating Expenses	6,094	—	—

Total Margin Improvement Plan	12,371	—	—

Other Charges
Compensation and Employee Benefits Expenses	—	—	2,711
Other Operating Expenses	—	—	1,445

Total Other Charges	—	—	4,156

Total Integration Efforts, Margin Improvement Plan and Other Charges	$12,647	$396	$9,667

Integration	Efforts

We recorded $0.3 and $0.4 million in 2004 and 2003, respectively, for severance costs related to the move of the corporate offices from San Francisco to New York.

Upon completion of the majority of our acquisitions, we undertook initiatives to determine the following: (i) positions within the organization that could be eliminated without resulting in loss of revenues or detriment to service; (ii) sales professionals contracts that should be renegotiated because they were in excess of our standard compensation practices; and (iii) accretive benefits that could be derived from the early termination of lease commitments. Upon completion of the analysis we reduced the number of our employees by 32 during the first quarter of 2002 and such persons were given various levels of severance depending on their length of service with us. This process resulted in severance charges of $3.6 million in the first quarter of 2002. In addition, in the first quarter of 2002 we renegotiated the compensation arrangements of some of our sales professionals whose compensation arrangements were in excess of our standard compensation practices. The renegotiation of these contracts resulted in an expense of $1.8 million in the first quarter of 2002.

Margin Improvement Plan

In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, we recorded expense of $12.4 million in the fourth quarter of 2004. The expenses related to employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. See “Contractual Obligations,” below, for further discussion on the service contract termination fees.

Other Charges

In January 2002, Bernard H. Mizel retired as our chairman and chief executive officer and we recorded a charge of $2.8 million related to the retirement.

In December 2001, we entered into a service agreement with Ceridian Corporation. The agreement stipulated that Ceridian Corporation will provide administrative services to our customers and us. In March 2002, the original service agreement was amended due to our announcement to sell USIA. Please read “Discontinued Operations” below for further information. The amendment eliminated USIA as a party to the service agreement, which resulted in the accrual of a $1.0 million amendment fee in the first quarter of 2002.

See Note 20—“Subsequent Events” to our Consolidated Financial Statements in Part II, Item 8 of this report.

Stock Appreciation Rights

In 1995, we adopted a Long-Term Incentive Plan to provide a means to attract, retain and motivate employees. As part of the Long-Term Incentive Plan we issued stock appreciation rights (“SARs”). SARs generally vest over a five-year period, although accelerated vesting is possible under specified circumstances. Upon exercise of a SAR, the holder generally is entitled to receive, in cash, the excess of the fair market value per share of our common stock on the date of exercise over the grant price of the SAR. The valuation of SARs is based on the estimated fair value of a share of our common stock. In accordance with GAAP, compensation expense, or a reduction of compensation expense, for SARs is recorded over the vesting period based on the change in fair value from grant date to each balance sheet date. Please read Note 8—“Employee Benefit Plans” to our Consolidated Financial Statements included in Part II, Item 8 of this report. We recorded a net reduction in SAR-related compensation expense of $3.0 million in 2002, resulting from a reduction in the fair market value of our common stock.

Upon the consummation of our IPO in October 2002, the Long-Term Incentive Plan was terminated and replaced with the 2002 Equity Incentive Plan.

After the consummation of our IPO, we exchanged all our outstanding SARs for stock options or stock under our 2002 Equity Incentive Plan. On November 27, 2002, all SAR holders agreed to exchange their SARs for stock options and the number of options that each individual employee was entitled to receive and the option exercise price was known. The historical accounting treatment of SARs was finalized and all SARs tendered in the exchange were cancelled. In accordance with GAAP, the SAR program existing prior to our IPO was accounted for as a fixed plan, and compensation expense was measured by the difference between the quoted market price and the price, if any, to be paid by the employee. The corresponding accrual for SAR-related compensation expense was reversed and offset compensation expense that was recognized upon the conversion to a stock option. Our stock price did not increase significantly prior to the consummation of the exchange of SARs for options; therefore the financial statement impact of the transaction in which the SARs were ultimately exchanged for stock options was a $1.3 million expense, which was recorded in the fourth quarter of 2002. Upon the consummation of the exchange of all SARs for options or stock, no further expense was recognized under our 2002 Equity Incentive Plan in connection with the exchange.

2002 Equity Incentive Plan

Our Board of Directors adopted, and a requisite majority of our stockholders approved, a new 2002 Equity Incentive Plan that became effective and replaced the Long-Term Incentive Plan upon the consummation of our IPO. The 2002 Equity Incentive Plan reserves up to 10,270,000 shares of our common stock for issuance to directors, executive officers, employees and non-employee contributors. Awards may consist of options, SARs, restricted shares, dividend equivalents or other share-based awards and are granted to eligible participants under the plan.

Upon the consummation of our IPO, approximately 104,000 shares of restricted stock, which were fully vested, were granted to nine executive officers. A $1.0 million expense was recorded for the value of the grant of restricted stock during the fourth quarter of 2002.

In the second quarter of 2004, we granted 152,748 shares of restricted stock to various corporate and operating company management. The shares vest 25% per year over four years. The fair value of the shares on the grant date was $2.2 million. The restricted stock grant was recorded as unearned compensation in stockholders’ equity and is being charged to compensation expense on a straight-line basis over the vesting period. We recognized compensation expense related to the grant of $0.4 million in 2004.

In the fourth quarter of 2004, we granted 295,196 shares of restricted stock to 27 sales professionals as partial consideration for the amendment of their compensation agreements in connection with the margin improvement plan. The shares vest 20% per year over five years. The fair value of the shares on the grant date was $3.4 million. We also issued 15,000 shares of restricted stock to one employee, valued at $0.2 million, under the same terms as the sales professionals’ grants. The restricted stock grants were recorded as unearned compensation in stockholders’ equity and are being charged to compensation expense on a straight-line basis over the vesting period. No compensation expense related to these grants was recorded in 2004.

Redeemable Common Stock Warrants

In March 1996, we issued warrants to purchase 0.7 million shares of common stock issued at an exercise price of $11.125 per share. Holders of the Redeemable Common Stock Warrants, issued in conjunction with a 1996 senior subordinated debt offering that was repaid in 1999, agreed to terminate the put rights associated with the Redeemable Common Stock Warrants concurrent with the consummation of our IPO. The aggregate value of the warrants was $4.3 million and was reported as Redeemable Common Stock warrants on our balance sheet prior to the consummation of our IPO. The change in value of the warrants, which was recorded as a change in value of redeemable common stock warrants in our statements of operations, was $(4.1) million for 2002.

Early Extinguishment of Debt

In August 2003, we completed a $155.0 million senior secured credit facility, further described below under “Liquidity and Capital Resources—Long-Term Debt.” The proceeds from borrowings under the credit facility were drawn, in part, to repay all amounts under our previously existing credit facility. As a result of repaying the previously existing credit facility, we recorded an expense of $4.0 million as early extinguishment of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs in the third quarter of 2003.

On October 25, 2002, we completed our IPO of 9.0 million shares at a price of $10 per share. The cash proceeds of the offering after the underwriting discount were $83.7 million. After deducting offering expenses of $5.3 million, $78.4 million was used to pay down our indebtedness under the credit facility. In connection with the debt repayment, we wrote-off $1.9 million in deferred financing costs in the fourth quarter of 2002.

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

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. Prior to our IPO, we relied on our ability to generate cash flows from our financing activities, such as the issuance of debt and equity, to supplement our cash flows from operations which were insufficient to fund our business operations. Following our IPO, we substantially reduced our long-term debt, but still lacked sufficient cash flows from operations to fund our foreseeable required debt payments. In 2003 we entered into a new credit facility, as further described below, and now consider our liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities.

When considering our liquidity, it is important to note that we hold cash in a fiduciary capacity as a result of premiums received from clients that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our balance sheet with a corresponding liability, net of commissions, to insurance carriers. We earn interest on these funds during the time between receipt of the cash and payment to insurance carriers. In some states, fiduciary cash must be kept in separate bank accounts subject to specific guidelines, which generally emphasize capital preservation and liquidity, and is not available to service debt or for other corporate purposes. Insurance brokerage transactions typically generate large cash flows, and the timing of such cash flows can significantly affect the net cash balances held at month end. Additionally, the seasonality of some of our businesses, particularly in the Specialized Benefits Services segment, can create period-to-period fluctuations in our cash flows.

We believe that cash and cash equivalents on hand of $2.9 million and our availability under our revolving credit facility of $23.2 million as of December 31, 2004, together with cash flows generated from operations, should be sufficient to fund our estimated $11.6 million in debt principal repayments, working capital needs, acquisitions and budgeted $10.9 million in capital expenditures through December 31, 2005. Our liquidity thereafter will depend on our financial results and results of operations and future available sources of additional equity or debt financing. Our revolving credit facility provides us with availability of up to $30.0 million, all of which is available for general corporate purposes, including acquisitions. As of December 31, 2004, letters of credit in the amount of $1.8 million were outstanding under our revolving credit facility. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control. Please read our “Risks Related to Our Business” in Part I, Item 1 of this report.

Cash and cash equivalents at year-end (decreased) increased $(42.8) million, $27.2 million and $(11.7) million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash provided by operating activities totaled $44.3 million, $39.2 million and $33.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is principally dependent upon our results of operations and the timing of collection of premiums receivable and payments of premiums payable. Cash provided by operating activities was negatively impacted in 2003 by the pay-down of approximately $13.8 million in liabilities existing at December 31, 2002 in our Corporate segment related to pre-IPO obligations.

Working capital decreased by $37.8 million to $32.8 million at December 31, 2004, compared to $70.6 million at December 31, 2003, principally due to the use of cash for acquisitions in the second half of 2004, current liabilities assumed in 2004 acquisitions and the net cash proceeds received from the new credit facility in 2003.

Net cash used in investing activities totaled $98.1 million, $23.2 million and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, which principally reflects acquisition activities and capital expenditures. Included in the net cash provided by investing activities for the year ended December 31, 2002 is $18.2 million in proceeds from the sale of USIA. Please read “Discontinued Operations” below. Cash expenditures for acquisitions amounted to $89.0 million, $18.2 million and $5.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. We made no acquisitions in 2002. The $5.7 million for the year ended December 31, 2002, reflects the payment of additional purchase price and retention-based acquisition payments. Cash expenditures for property and equipment amounted to $11.1 million, $8.1 million and $6.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The net effect of investments in discontinued operations was $(1.2) million, $(2.1) million and $(9.3) million for the years ended December 31, 2004, 2003 and 2002, respectively.

Net cash provided by (used in) financing activities totaled $11.1 million, $11.2 million and $(41.5) million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004 we made payments of $43.9 million for debt, $0.5 million for debt issuance costs and $3.9 million to reacquire our common stock under our share repurchase program. During 2004 we drew down a net of $5.0 million on our revolving credit facility ($29.0 million drawn and $24.0 million repaid). We also raised $29.7 million from the issuance of our common stock as a result of a forward sale agreement, by issuing 1.8 million shares of our common stock, along with stock options and employee purchase plan transactions. In 2003, we refinanced our credit facility resulting in gross proceeds from the issuance of debt of $125.0 million and costs paid of $3.8 million. With the proceeds, we paid down our previously existing revolver and term loan of $70.9 million and $27.3 million, respectively, and other acquisition-related debt of $5.0 million. In the first quarter of 2002, we received $2.5 million from the issuance of our preferred stock to Sovereign Bancorp. In the second quarter of 2002, we used $16.3 million of the proceeds from the sale of USIA to reduce our term loan. In the fourth quarter of 2002, we completed our IPO of 9.0 million shares at a price of $10 per share. The cash proceeds of the offering after the underwriting discount were $83.7 million. After deducting offering expenses of $5.3 million, $78.4 million was used to pay down our indebtedness under our previous credit facility.

Income from continuing operations was $16.1 million, $33.6 million and $10.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Based on approximately 49.1 million, 46.0 million and 8.8 million shares outstanding at those dates, income (loss) per share from continuing operations on a basic basis was $0.33 for 2004, $0.74 for 2003 and $(0.93) for 2002. Income (loss) per share from continuing operations on a diluted basis was $0.33 for 2004, $0.73 for 2003 and $(0.93) for 2002.

Taxes

At December 31, 2003, we had $23.8 million of net operating loss carry-forwards for federal tax purposes that we utilized fully by the third quarter of 2004, becoming a full taxpayer for both federal and state income taxes. Our ability to use these net operating loss carry-forwards to offset future taxable income, if any, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The provisions of Section 382 are triggered by specific ownership changes of our stock. We do not believe Section 382 will limit us in utilizing our net operating loss carry-forwards in 2004 and have not assumed any such limitation in our tax provision. However, if limited, the unused portion may then be carried forward to future years. In 2004 and 2003 we paid $8.3 million and $3.4 million, respectively, for state and federal income taxes.

Registration Statement

In February 2004, we filed a $300.0 million universal shelf registration statement on Form S-3 which was declared effective by the SEC in March 2004. The universal shelf registration statement covers offerings of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, stock purchase contracts, stock purchase units or any combination of such securities. The timing, structure and nature of any funds raised under this shelf registration statement, as well as the use of such funds, are at the discretion of our management and Board of Directors.

In April 2004, we completed a follow-on public offering under the universal shelf registration statement of 11,229,578 shares of our common stock at a public offering price of $14.72 per common share. Of those shares, 4,025,000 shares were sold by us via forward sale agreements and 7,204,578 shares were sold by various selling shareholders. On December 29, 2004, we settled a portion of our forward sale agreement by issuing 1,781,000 shares of our common stock in exchange for proceeds of $25.0 million. We used $20.0 million of the proceeds to repay borrowings under our revolving credit facility. On January 30, 2005, we settled the remaining portion of our forward sale agreement by issuing 2,244,000 shares in exchange for proceeds of approximately $31.5 million. Please read Note 20—“Subsequent Events,” to our Consolidated Financial Statements in Part II, Item 8 of this report.

We consummated our acquisition of Summit on February 3, 2005. Pursuant to the terms of the registration rights provisions of the Merger Agreement, we are required to prepare and file with the SEC, not later than ninety (90) days following the consummation of the merger, a registration statement to permit the public offering and resale under the Securities Act of 1933 on a continuous basis shares of our common stock held by the beneficiaries of the merger.

Exercise of Warrants

In the third quarter of 2004, our largest shareholder, Capital Z, exercised warrants to purchase 1,810,000 shares of our stock at a strike price of $15.00 per share. The average of the high and low stock price over the ten trading days prior to exercise, or $15.66 per share, was used to calculate a net share issuance of 76,283 shares. The remaining warrants to purchase 689,997 shares of our stock at $15.00 per share expired unexercised in the third quarter of 2004.

Stock Repurchase Plan

On May 10, 2004, we announced that our Board of Directors authorized a limited stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of stock options and warrants, we may, at our discretion, repurchase shares on the open market or in private transactions in order to help offset dilution from our equity compensation plans and previously issued warrants to purchase our common stock. The amount and timing of repurchases will be based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During the second, third and fourth quarters of 2004 we purchased 282,548 shares of our common stock on the open market at an aggregate cost of $3.9 million.

On December 20, 2004, we announced that our Board of Directors authorized an expanded stock repurchase program that permits us to purchase our shares of common stock up to certain limits set forth within our credit facility. We had the capacity under the credit facility to purchase up to approximately $11.0 million in 2004. In 2005, we can purchase up to $9.7 million of our common stock under our credit facility.

Long-Term Debt

Our debt consists of the following:

	As of December 31,
	2004	2003
	(in thousands)
Senior Credit Facility:
Term loan	$123,438	$124,688
Revolving credit facility	5,000	—
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009	23,073	21,376
Zurich term loan	—	3,000
Other long-term debt, primarily capital leases	4,813	7,422

Total debt	156,324	156,486
Current portion of long-term debt	(11,617)	(17,186)

Long-term debt	$144,707	$139,300

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

On March 26, 2004, we executed a first amendment to the credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004, and paid an amendment fee to Banc of America Securities LLC and J.P. Morgan Securities Inc., the joint lead arrangers. As amended, borrowings under the term loan bear interest, at our option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 4.63% and 4.13% at December 31, 2004 and 2003 respectively.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at our option, at a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At December 31, 2004, availability under the revolving credit facility was $23.2 million.

The credit facility contains various limitations, including limitations on our ability to pay dividends, buy-back our common stock and make other distributions to stockholders, borrowings and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees our obligations under the credit facility. As of December 31, 2004 we had $1.8 million outstanding under letters of credit, which reduced the availability of our revolving credit facility to $23.2 million as of that date.

On March 26, 2004, we requested and received a waiver that specifically excludes the Bertholon-Rowland and Dodge, Warren & Peters acquisitions from our credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness (see Note 5—“Long-Term Debt” and Note 2—“Acquisitions” to our Consolidated Financial Statements in Part II, Item 8 of this report). No other covenants were waived or amended.

On January 11, 2005, we received approval from our lending institutions for a second amendment to our credit facility, which allowed for a $90.0 million increase to our existing term loan, a waiver of certain covenant limitations to allow for the acquisition of Summit and an amendment of certain other covenants in our credit agreement. See Note 20—“Subsequent Events” to our Consolidated Financial Statements in Part II, Item 8 of this report.

On July 24, 2003, Standard & Poor’s raised the counterparty credit and bank loan rating on us to “BB-” from “B+.” On August 12, 2003, Moody’s Investors Service assigned a “B1” rating to our new credit facility with a stable outlook. On November 1, 2004, Standard & Poor’s placed our ratings on credit watch with negative implications, primarily due to a subpoena we received from the New York Attorney General and related industry announcements.

As of December 31, 2004, we were in compliance with the covenants in our credit facility. The significant financial covenants of our new credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	1.85	2.25 maximum
Fixed Charge Coverage Ratio(a)	2.57	1.50 minimum
Stockholders’ Equity(a) (in millions)	$327.57	$258.16 minimum

(a)	As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or sold.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2004:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Credit facility	$128,438	$1,250	$2,500	$124,688	$—
Other debt and capital lease obligations	27,886	10,367	12,134	5,257	128
Operating lease commitments	71,069	17,498	28,158	17,306	8,107
Other	2,250	900	1,350	—	—

Total	$229,643	$30,015	$44,142	$147,251	$8,235

Credit Facility

See discussion above under “Long-Term Debt”.

Other Debt and Capital Lease Obligations

At December 31, 2004 our other debt of $23.1 million consisted primarily of notes payable issued in conjunction with acquisitions. Some of these notes payable may be subject to reduction based on future performance of the acquired company. At December 31, 2004, our capital lease obligations of $4.8 million related to purchases of furniture and equipment. In the past, we have used external financing to fund a portion of such purchases and plan on continuing to do so in the future.

Operating Leases

Substantially all of our office space is leased under an operating lease structure. Many of these leases have options permitting renewals for additional periods and provisions for escalations based on an inflation index.

Other

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when the contingency is resolved. At December 31, 2004, we estimate the future significant contingent purchase price payments to be between $7.4 million and $12.0 million. These payments would be payable in a combination of cash, common stock and debt. These amounts primarily relate to acquisitions and will be reflected on our financial statements as a liability and additional purchase price when the contingency is resolved. Approximately $2.6 million of the future contingent purchase price payments have measurement dates of December 31, 2005. Please read “Acquisition Strategy” above and Note 2—“Acquisitions” in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

We routinely enter into employment agreements with management and other key employees. Some of these contracts may provide for severance benefits in the event that we terminate the employment relationship without cause. Severance costs are expensed as incurred in accordance with GAAP.

Pursuant to a Marketing and Distribution Agreement dated November 7, 2002 (the “Agreement”) between ourselves and Minnesota Life Insurance Company (MLI), the parties agreed to perform specific services in connection with our creation of a nationwide wealth management distribution system. Among other things, we were required to hire and train sales professionals, build-out the back-office of our broker dealer subsidiary to support wealth management and life insurance sales and service, and create a website. MLI, for its part, was to provide us with access to competitive products, product education and development fees to fund the creation of the wealth management distribution system. In the fourth quarter of 2004, both parties mutually agreed to terminate the Agreement and we paid MLI $2.4 million in exchange for mutual releases from the service obligations in the Agreement. We recorded this payment as an expense in the fourth quarter in other operating expenses and included it in the margin improvement plan under service contract terminations. Please read “Integration Efforts, Margin Improvement Plan and Other Charges” above.

Some of our common stockholders have various put rights that are exercisable upon specific events. Please read Note 7—“Redeemable Securities” to our Consolidated Financial Statements included in Part II, Item 8 of this report.

Off-Balance Sheet Commitments

We have two letters of credit totaling $1.8 million established as collateral for our workers’ compensation insurance program. Letters of credit which are outstanding reduce the borrowing availability under our revolving credit facility. The letters of credit referred to automatically renew annually on the anniversary date of issuance with a final expiration five business days prior to August 11, 2007, the maturity date of our revolving credit facility.

Discontinued Operations

On December 20, 2004, we announced that our Board of Directors had approved plans to sell three operations in our Insurance Brokerage and Specialized Benefits Services segments that either exhibit significant earnings volatility or do not fit with our core business strategy. As a result of these actions, we recorded a $9.5 million pre-tax impairment charge on the goodwill and other intangible assets of one of these operations. The historical results of operations for these entities have been reflected in our financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” To date, in the first quarter of 2005, we consummated the sale of two operations and are in active negotiations with potential buyers for the sale of the third operation.

In the latter part of 2001, we completed a strategic and financial review of our company and concluded that USIA, a third-party administrator, was no longer core to our mission, vision or strategy. Consequently, in January 2002, we announced our intention to sell USIA and subsequently sold the business in April 2002. The cash proceeds from the disposition of USIA were used to repay a portion of our bank borrowings, seller notes associated with the business and related transaction expenses. USIA is reflected in our financial statements as a discontinued operation.

The assets, liabilities and results of operations for these discontinued operations have been disaggregated in our financial statements. Discontinued operations had net (losses) income of $(7.8) million, $1.9 million and $(13.2) million for the years ended December 31, 2004, 2003 and 2002, respectively. The net loss for the years ended December 31, 2004 and 2002 includes a $9.5 million pre-tax impairment charge and a $7.2 million pre-tax loss on the sale of USIA, respectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $133.3 million of floating rate bank debt outstanding at December 31, 2004. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt will result in an approximately $0.8 million decrease annually in our net earnings. With the exception of the forward sale contracts on shares of our common stock, which we have settled as described above, we currently do not engage in any derivatives or hedging transactions.

Item 8.    Financial Statements and Supplementary Data

See Financial Statements contained in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of a material weakness in internal controls as of December 31, 2004 as discussed below.

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Management identified internal control deficiencies, none of which individually were considered material; however, when considered in the aggregate, in management’s judgment, represented a material weakness in internal control over the financial statement close process. The control deficiencies generally related to (i) segregation of duties around receipts and disbursements in the Company’s smaller reporting units, (ii) timely review and approval of account analyses, reconciliations and journal entries, (iii) adequate review of and support for revenue accruals in the Company’s core benefits reporting unit and (iv) a lack of operating effectiveness of detection and monitoring controls over the year-end close process. These deficiencies were manifested in a number of adjustments to the financial statements for the year ended December 31, 2004, including those resulting from a complex reclassification of prior years’ income taxes related to the Company’s decision to discontinue three operations in December 2004. None of the adjustments were material individually or in the aggregate.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.

In order to immediately address and correct the deficiencies identified above, management has taken and will continue to take corrective actions including: 1) expanded the internal audit department from six employees at December 31, 2004 to the current staff of twelve employees, including the newly created position of Director of Internal Controls, 2) engaging outside professional experts to support management in remediation of certain deficiencies, 3) strengthening the experience and minimum competency requirements for critical accounting and financial reporting positions, 4) enhancing processes and procedures to better document and audit the effectiveness of controls, especially transaction review and monitoring activities, 5) enhancing mandatory training in accounting, internal controls and financial reporting for employees in critical accounting and financial reporting positions and 6) where appropriate, replacing and/or adding experienced personnel to our accounting and financial reporting functions in the Company’s operating and corporate segments to review and monitor transactions, accounting processes and control activities more effectively.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

David L. Eslick Chairman, President and Chief Executive Officer March 25, 2005	Robert S. Schneider Executive Vice President and Chief Financial Officer March 25, 2005

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

U.S.I. Holdings Corporation

Briacliff Manor, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that U.S.I. Holdings Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management has identified internal control deficiencies, that when considered in the aggregate, represent a material weakness over the financial statement closing process. The control deficiencies generally relate to (i) segregation of duties around receipts and disbursements in the Company’s smaller reporting units, (ii) timely review and approval of account analyses, reconciliations and journal entries, (iii) adequate review of and support for revenue accruals in the Company’s core benefits reporting unit and (iv) a lack of operating effectiveness of detection and monitoring controls over the year-end close process. These deficiencies were manifested in a number of adjustments to the financial statements for the year ended December 31, 2004, including those resulting from a complex reclassification of prior years’ income taxes related to the Company’s decision to discontinue three operations in December 2004. None of the adjustments were material individually or in the aggregate. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 25, 2005 expressed an unqualified opinion on those financial statements.

/S/    DELOITTE & TOUCHE LLP

New York, NY

March 25, 2005

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 25, 2005, and such information is incorporated herein by reference.

Item 11.    Executive Compensation

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 25, 2005, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 25, 2005, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 25, 2005, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 25, 2005, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Listing of Documents.

(1) Financial Statements.

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2004. Please see the Index to Consolidated Financial Statements at Part II, Item 8 of this report.

(2) Financial Statement Schedules.

(3) Exhibits:

Please see the Exhibit Table at the end of this Report.

U.S.I. Holdings Corporation

and Subsidiaries

2004 CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORTS OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

U.S.I. Holdings Corporation

Briarcliff Manor, New York

We have audited the accompanying consolidated balance sheets of U.S.I. Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2004 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of U.S.I. Holdings Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/S/    DELOITTE & TOUCHE LLP

New York, NY

March 25, 2005

REPORT OF ERNST AND YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

U.S.I. Holdings Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of U.S.I. Holdings Corporation and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of U.S.I. Holdings Corporation and subsidiaries for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

As further described in Note 1 to the consolidated financial statements, during the year ended December 31, 2002, the Company changed its method of accounting for goodwill and intangible assets.

/s/ Ernst & Young LLP

Los Angeles, California

February 12, 2003, except for

    Note 20, as to which the

    date is March 1, 2003

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,886	$45,695
Fiduciary funds–restricted	99,627	77,023
Premiums and commissions receivable, net of allowance for bad debts and cancellations of $4,762 and $3,355, respectively (Note 1)	202,448	169,399
Other	17,302	15,032
Deferred tax asset (Note 10)	10,287	12,678
Current assets held for discontinued operations (Note 17)	5,049	7,193

Total current assets	337,599	327,020

Goodwill (Note 3)	312,992	217,864

Expiration rights (Note 3)	239,717	193,417
Other intangible assets (Note 3)	46,659	43,859
Accumulated amortization	(170,626)	(147,952)

	115,750	89,324
Property and equipment, net (Note 4)	24,692	20,456
Other assets	3,602	3,433
Other assets held for discontinued operations (Note 17)	5,435	11,950

Total assets	$800,070	$670,047

Liabilities and stockholders’ equity
Current liabilities:
Premiums payable to insurance companies	$226,748	$190,393
Accrued expenses	48,203	41,733
Current portion of long-term debt (Note 5)	11,617	17,186
Other	14,782	3,443
Current liabilities held for discontinued operations (Note 17)	3,422	3,702

Total current liabilities	304,772	256,457

Long-term debt (Note 5)	144,707	139,300
Deferred tax liability (Note 10)	15,752	7,920
Other liabilities	6,745	1,184
Other liabilities held for discontinued operations (Note 17)	529	2,324

Total liabilities	472,505	407,185

Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity (Note 6):
Preferred stock–voting–par $.01, 87,000 shares authorized; no shares issued and outstanding	—	—
Common stock–voting–par $.01, 300,000 shares authorized; 51,543 and 46,681 shares issued, respectively	515	467
Common stock–non-voting–par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	590,251	524,573
Accumulated deficit	(253,877)	(262,178)
Less treasury stock at cost, 283 and -0- shares, respectively	(3,943)	—
Less unearned compensation, restricted stock	(5,381)	—

Total stockholders’ equity	327,565	262,862

Total liabilities and stockholders’ equity	$800,070	$670,047

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Commissions and fees	$405,820	$343,043	$318,785
Investment income	1,378	2,488	2,641

Total revenues	407,198	345,531	321,426
Expenses:
Compensation and employee benefits expenses	237,267	195,894	197,370
Other operating expenses	100,112	76,505	67,256
Amortization of intangible assets (Notes 1 and 3)	23,663	21,321	20,758
Depreciation (Note 4)	8,654	9,541	10,989
Interest	8,531	9,775	17,347
Equity based compensation (Note 8)	417	—	1,042
Early extinguishment of debt (Note 5)	—	4,049	2,610
Change in value of stock appreciation rights (Note 8)	—	—	(2,995)
Change in value of redeemable common stock warrants (Note 7)	—	—	(4,070)
Value of stock options exchanged for stock appreciation rights (Note 8)	—	—	1,269

Total expenses	378,644	317,085	311,576

Income from continuing operations before income tax expense (benefit)	28,554	28,446	9,850
Income tax expense (benefit) (Note 10)	12,473	(5,148)	(518)

Income from continuing operations	16,081	33,594	10,368
(Loss) income from discontinued operations, net (Note 17)	(7,780)	1,935	(13,183)

Net income (loss)	$8,301	$35,529	$(2,815)

Reconciliation of net income (loss) to net income (loss) available to common stockholders:
Net income (loss)	$8,301	$35,529	$(2,815)
Change in aggregate liquidation preference of preferred stock	—	—	(18,708)
Change in redemption value of series N put rights	—	—	138

Net income (loss) available to common stockholders	$8,301	$35,529	$(21,385)

Per share data–basic (Note 18):
Income (loss) from continuing operations	$0.33	$0.74	$(0.93)
(Loss) income from discontinued operations, net	(0.16)	0.04	(1.50)

Net income (loss) per common share	$0.17	$0.78	$(2.43)

Per share data–diluted (Note 18):
Income (loss) from continuing operations	$0.33	$0.73	$(0.93)
(Loss) income from discontinued operations, net	(0.16)	0.04	(1.50)

Net income (loss) per common share	$0.17	$0.77	$(2.43)

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Preferred series A through Y		Common stock		Treasury stock		Additional paid-in capital	Unearned comp.	Accum. deficit	Total stockholders’ equity
	Shares	Par	Shares	Par	Shares	Amount
Balance at January 1, 2002	56,788	$569	754	$8	—	$—	$288,565	$—	$(196,772)	$92,370
Series Y Preferred Stock	711	8	—	—	—	—	4,967	—	—	4,975
Expired Preferred Stock Put Rights	209	2	—	—	—	—	1,078	—	—	1,080
Change in Value of Redeemable Series N Put Rights	—	—	—	—	—	—	—	—	138	138
Common Stock Issued in Public Offering	—	—	9,000	90	—	—	78,346	—	—	78,436
Preferred Stock Conversion to Common Stock	(57,708)	(579)	23,083	230	—	—	349	—	—	—
Common Stock Issued for Preferred Stock Accretion	—	—	9,112	91	—	—	98,159	—	(98,258)	(8)
Unearned Compensation, Restricted Stock	—	—	104	1	—	—	1,041	—	—	1,042
Termination of Common Stock Put Rights	—	—	—	—	—	—	230	—	—	230
Termination of Series N Preferred Stock Put Rights	—	—	369	4	—	—	5,996	—	—	6,000
Common Stock Repurchased During the Year	—	—	(16)	—	—	—	(250)	—	—	(250)
Common Stock Issued Under Employee Stock Purchase Plan	—	—	25	—	—	—	242	—	—	242
Common Stock Issued for Stock Appreciation Rights	—	—	9	—	—	—	90	—	—	90
Value of Stock Options Exchanged for Stock Appreciation Rights	—	—	—	—	—	—	1,269	—	—	1,269
Net Loss	—	—	—	—	—	—	—	—	(2,815)	(2,815)

Balance at December 31, 2002	—	—	42,440	424	—	—	480,082	—	(297,707)	182,799
Redeemable Common Stock Reclassification	—	—	2,208	22	—	—	21,280	—	—	21,302
Common Stock Issued for Acquisitions	—	—	1,720	18	—	—	19,923	—	—	19,941
Grant of Restricted Stock for Acquisition	—	—	133	1	—	—	1,399	—	—	1,400
Common Stock Issued Under Employee Stock Purchase Plan	—	—	97	1	—	—	974	—	—	975
Net Common Stock Issued Under 2002 Equity Incentive Plan	—	—	83	1	—	—	915	—	—	916
Net Income	—	—	—	—	—	—	—	—	35,529	35,529

Balance at December 31, 2003	—	—	46,681	467	—	—	524,573	—	(262,178)	262,862
Common Stock Issued for Acquisitions	—	—	2,078	20	—	—	30,396	—	—	30,416
Exercise of Warrants	—	—	76	1	—	—	(1)	—	—	—
Unearned Compensation, Restricted Stock	—	—	463	5	—	—	5,793	(5,381)	—	417
Common Stock Issued Under Employee Stock Purchase Plan	—	—	123	1	—	—	1,347	—	—	1,348
Common Stock Issued Under Equity Forward Contract	—	—	1,781	18	—	—	24,213	—	—	24,231
Common Stock Issued Under Employee Stock Option Plan	—	—	341	3	—	—	3,930	—	—	3,933
Common Stock Repurchased During the Year	—	—	—	—	(283)	(3,943)	—	—	—	(3,943)
Net Income	—	—	—	—	—	—	—	—	8,301	8,301

Balance at December 31, 2004	—	$—	51,543	$515	(283)	$(3,943)	$590,251	$(5,381)	$(253,877)	$327,565

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating Activities
Income from continuing operations	$16,081	$33,594	$10,368
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	23,663	21,321	20,758
Depreciation	8,654	9,541	10,989
Change in value of redeemable common stock warrants	—	—	(4,070)
Value of stock options exchanged for stock appreciation rights	—	—	1,269
Equity based compensation	417	—	1,042
Deferred income taxes	5,917	(9,276)	(2,465)
Margin improvement plan expense	9,721	—	—
Gain on disposal of assets	(340)	—	—
Provisions for bad debts and policy cancellations	1,540	1,148	1,907
Other non-cash items	325	3,564	(1,186)
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds—restricted	(2,926)	908	(935)
Premiums and commissions receivable	(14,853)	(6,317)	(6,883)
Receivable from sale of discontinued operations	—	1,713	(1,713)
Other assets	2,995	(2,021)	(6,414)
Premiums payable to insurance companies	(1,405)	1,044	2,105
Accrued expenses and other liabilities	(5,533)	(16,050)	8,581

Net Cash Provided by Operating Activities	44,256	39,169	33,353

Investing Activities
Purchases of property and equipment	(11,140)	(8,051)	(6,876)
Proceeds from sale of assets	561	179	18,333
Cash paid for businesses acquired and related costs	(89,022)	(18,188)	(5,740)
Cash obtained from businesses acquired	2,671	4,946	—

Net cash (used in) provided by investing activities	(96,930)	(21,114)	5,717
Net effect of discontinued operations	(1,196)	(2,102)	(9,285)

Net Cash Used in Investing Activities	(98,126)	(23,216)	(3,568)

Financing Activities
Proceeds from issuance of long-term debt	30,484	142,699	5,220
Payments of long-term debt issuance costs	(494)	(5,599)	(655)
Payments on long-term debt	(43,877)	(127,458)	(126,995)
Gross proceeds from issuance of common and preferred stock	29,652	1,563	92,742
Payments of issuance costs related to common and preferred stock	(761)	—	(11,564)
Payments for repurchases of common and preferred stock	(3,943)	—	(250)

Net Cash Provided by (Used in) Financing Activities	11,061	11,205	(41,502)

(Decrease) increase in cash and cash equivalents	(42,809)	27,158	(11,717)
Cash and cash equivalents at beginning of year	45,695	18,537	30,254

Cash and Cash Equivalents at End of Year	$2,886	$45,695	$18,537

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,924	$11,191	$16,811
Cash paid for taxes	$8,279	$3,414	$2,360
Supplemental schedule of non-cash activities:
Common stock issued for acquisitions, primarily intangibles	$30,416	$19,941	$—
Long-term debt issued or assumed for acquisitions, primarily intangibles	$19,246	$6,730	$7,907
Common stock issued for reduction in liabilities	$1,000	$—	$—
Restricted common stock issued for acquisitions, primarily intangibles	$—	$1,400	$—
Redeemable preferred stock issued for acquisitions, primarily intangibles	$—	$—	$711
Preferred stock issued for reduction in accrued liabilities	$—	$—	$2,475
Impairment charge on discontinued operations	$9,483	$—	$—

See notes to consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2004

(Dollars in thousands, except share data)

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

U.S.I. Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company) is a distributor of insurance and financial products and services primarily to small and mid-sized businesses. The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty property and casualty (P&C) insurance, individual and group health, life and disability insurance and core benefits (retirement services). The Specialized Benefits segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the instructions to Form 10-K and Article 3 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial statements of such periods. The accompanying audited financial statements reflect the Company’s decision to discontinue the operations of three business units in December 2004 and its third-party administration business (USIA) in January 2002, as discussed further in Note 17—Discontinued Operations. The consolidated financial statements include the accounts of U.S.I. Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

During the third quarter of 2004 management identified immaterial errors in the Company’s direct bill receivable and related producer compensation accrual that affected purchase accounting in prior periods, predominantly affecting goodwill, accounts receivable and accrued liabilities. Accordingly, certain balance sheet adjustments were made in 2004 between goodwill, accounts receivable and accrued liabilities. Management believes that these adjustments were not material to the consolidated balance sheet at December 31, 2004, or to any prior period. Additionally, management identified immaterial errors in direct bill revenue and the related producer compensation expense, some of which related to prior periods. Accordingly, certain adjustments were made in 2004 to commission and fee revenue and compensation expense. Management believes that these adjustments were not material to the Company’s consolidated results of operations for the year ended December 31, 2004, or to any prior period.

Revenue Recognition

The Company’s revenues are derived from commissions, fees and investment income. Investment income for 2004 was $1,378, of which $293 was recorded in the Corporate segment, $1,082 in Insurance Brokerage and $3 in Specialized Benefits.

The Company records premiums and commissions receivable from clients, net of sub-broker commissions, premiums payable to insurance companies and the related commission income, on the later of the effective date of the policy or the billing date, net of an allowance for estimated policy cancellations. The Company records installment premiums and related commission income periodically as billed. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, the majority of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products, is recorded in the first year the insurance is placed, with the commission income recorded in renewal years being relatively insignificant.

The Company records commission income on premiums billed and collected directly by insurance companies (“direct bill”) and contingent commissions when the Company receives data from the insurance companies that allow the Company to reasonably determine these amounts. The Company is able to reasonably determine these amounts when it receives payment, notification of the amount due from the insurance companies or the insurance policy detail from the insurance companies. The Company receives contingent commissions from insurance companies for achieving specified loss experience and/or account retention and premium volume goals set by the insurance companies for the business placed with them. The Company received revenues from contingent commissions of $18,979, $17,695 and $14,663 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company records fees for consulting and administrative services as billed over the period in which services are rendered.

The Company records fees and/or commissions related to benefit enrollment services when earned. The Company considers the earnings cycle complete when it has substantially completed its obligations under the service contract, it can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment the Company records an estimate of first year fee and/or commission income less an estimate of policy cancellations. The allowance for policy cancellations on enrollment services is established as a reduction to revenue and receivables and was $2,250 and $1,362 at December 31, 2004 and 2003, respectively.

The Company maintains allowances for bad debts and estimated policy cancellations on its Insurance Brokerage business based on its premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve, recorded in current liabilities, for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. The Company periodically reviews the adequacy of the allowance and makes adjustments as necessary. The allowance for bad debts on Insurance Brokerage business was $2,512 and $1,993 at December 31, 2004 and 2003, respectively. The balance of the allowance for estimated policy cancellations recorded in current liabilities on insurance brokerage business was $869 and zero at December 31, 2004 and 2003, respectively. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations, which could increase due to changes in economic conditions and/or the Company’s clients’ financial condition.

The Company recognizes investment income as earned.

Earnings per Share

Income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) is calculated on a basic and diluted per share basis. Basic earnings per share is calculated by dividing income (loss) by the weighted-average number of shares of the Company’s common stock outstanding during the reporting period. The weighted-average number of shares is adjusted to include vested restricted shares. Diluted earnings per share is calculated by dividing the income (loss) by the weighted-average number of shares of the Company’s common stock and common stock equivalents during the reporting period. Common stock equivalents include the dilutive effect of stock options and unvested restricted shares, which is calculated from the grant date under the treasury stock method using the average market price of the Company’s common stock for the reporting period.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments, such as money market accounts and certificates of deposit, with original maturities of three months or less. The carrying amounts reported on the consolidated balance sheets approximate fair value.

Fiduciary Funds—Restricted

As an insurance broker, the Company collects premiums from its clients and, after deducting its commissions and/or fees, remits these premiums to insurance companies. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by the Company. The Company earns interest on these unremitted funds, which is reported as investment income in the accompanying consolidated statements of operations.

The use of premiums collected from clients but not yet remitted to insurance companies is restricted by law in certain states in which the Company’s subsidiaries operate. These unremitted amounts are reported as fiduciary funds–restricted cash, with the related liability reported as premiums payable to insurance companies in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are expensed as incurred. The Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Under those circumstances, if the fair value was determined to be less than the carrying amount of the asset, a loss would be recognized for the difference.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets

Goodwill primarily represents the excess of cost over the value of identifiable tangible and other intangible assets of acquired businesses. Other intangible assets include expiration rights, non-compete agreements and restrictive covenants (collectively “covenants not to compete”) and deferred financing costs. Expiration rights are records and files obtained from acquired businesses that contain information on insurance policies, clients, and other information that is essential to policy renewals. Covenants not to compete are contractual commitments by key personnel not to compete with the Company for clients or employees both during and for a period of time following termination of employment. Deferred financing costs are expenses incurred by the Company in connection with raising debt capital. These costs are deferred and recorded as interest expense over the term of the loan or credit facility. Other long-lived assets are primarily property and equipment.

The Company has followed a consistent methodology based on an estimate of discounted future cash flows derived from acquired client lists and attrition rates to estimate the fair value of the expiration rights and covenants not to compete at the date of acquisition. For acquisitions in excess of $5,000 in purchase price, the Company obtains an independent appraisal of the fair value of intangible assets acquired. Expiration rights are amortized on a straight-line basis over their estimated lives of five to ten years (with ten years used in most cases), based on historical attrition that has generally been consistent year over year. Covenants not to compete are typically valued at their stated contractual amount and are amortized on a straight-line basis over the terms of

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the agreements, which range from four to seven years. Goodwill is not subject to amortization. The estimate of both the fair value and useful lives of intangible assets require management’s judgment. If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, the Company may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material impact on its financial position or results of operations.

The Company assesses the recoverability of its goodwill and other long-lived assets at least once a year or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the assets may not be recoverable. The carrying value of goodwill is evaluated at the segment level using an analysis to determine the fair value of the segment using both market valuation data, such as recent transaction multiples of revenue or EBITDA and present value techniques. Reviews for triggering events are performed at the operating company level, one level below the Company’s segments. Upon identification of a triggering event, the Company performs further analysis using discounted cash flows or other market valuation data to determine if the carrying value of an asset is impaired. Both methods require substantial judgment. If, as a result of an impairment review, the Company finds that the carrying value of an asset is in excess of the fair value, it would be required to take a charge against current earnings.

In December 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in the Company’s Insurance Brokerage and Specialized Benefits Services segments that exhibit significant earnings volatility or that do not fit with the Company’s core business strategy. As a result of this action, the Company recorded an impairment charge in the fourth quarter of 2004 of $9,483 on the goodwill and other intangible assets of one of its operations. This impairment charge is included in Discontinued Operations. See Note 17—“Discontinued Operations” for more information.

Future events could cause management to conclude that impairment of goodwill or other intangible assets exists, which may have a material adverse effect on the Company’s financial position or results of operations.

Business Acquisitions and Purchase Price Allocations

All of the Company’s acquisitions have been accounted for using the purchase method, and the net assets and results of operations of the acquired companies were included in its financial statements on their respective acquisition dates. Frequently, acquisitions have provisions for a reduction in consideration if the acquired company does not meet targeted financial results. Additionally, the Company’s acquisitions frequently have provisions for contingent additional consideration if the acquired company achieves financial targets. Additional or reduced consideration related to acquisition contingency provisions is reflected as an adjustment to goodwill when the contingency is resolved.

Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (collectively, SFAS No. 148), establishes accounting and disclosure requirements using the fair-value based method of accounting for employee stock-based compensation. SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.

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

	Year Ended December 31
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income (loss), as reported	$8,301	$35,529	$(2,815)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	235	—	(404)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,700)	(2,635)	(3,133)

Pro forma net income (loss)	$5,836	$32,894	$(6,352)

Per share data—basic:
As reported	$0.17	$0.78	$(2.43)

Pro forma	$0.12	$0.72	$(2.83)

Per share data—diluted:
As reported	$0.17	$0.77	$(2.43)

Pro forma	$0.12	$0.71	$(2.83)

The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	4.09%	3.55%	4.00%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor of the Company’s common stock	0.28	0.27	0.26
Weighted-average expected life of option	6 years	6 years	6 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

In 2004, the Company granted 152,748 shares of restricted common stock to various corporate and operating company management. The shares vest 25% per year over four years. The fair value of the shares on the grant date was $2,209. The restricted common stock grant was recorded as unearned compensation in stockholders’ equity and is being charged to equity based compensation expense on a straight-line basis over the vesting period. The Company recognized expense, before taxes, related to the grant of $417 in 2004.

On December 31, 2004, the Company granted 295,196 shares of restricted common stock to 27 sales professionals as partial consideration for the amendment of their compensation agreements in connection with the margin improvement plan as further discussed in Note 16—“Integration Efforts, Margin Improvement Plan and Other Accruals”. The shares vest 20% per year over five years. The fair value of the shares on the grant date

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was $3,415. The Company also issued 15,000 shares of restricted common stock to one employee, valued at $174, under the same terms as the sales professionals’ grants. The restricted common stock grants were recorded as unearned compensation in stockholders’ equity and are being charged to equity-based compensation expense on a straight-line basis over the vesting period.

Upon the consummation of the Company’s initial public offering (IPO), approximately 104,000 shares of restricted common stock, which were fully vested, were granted to nine executive officers. A $1,042 expense was recorded for the value of the grant of restricted common stock during the fourth quarter of 2002.

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

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. See Note 17—“Discontinued Operations” for more information.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), “Share Based Payment,” (SFAS No. 123 R). SFAS No. 123 R requires companies to recognize in compensation expense the cost of employee services received in exchange for awards of equity based on the grant date fair value of those awards. SFAS No. 123 R supersedes SFAS No. 123, which allowed companies to choose between expensing such equity awards and disclosing only the pro forma effects of having done so. SFAS No. 123 R is effective July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date. The Company is currently evaluating the impact SFAS No. 123 R will have on its financial condition and results of operations. The pro forma effects of having adopted SFAS No. 123 on Net Income (Loss) and related basic and diluted per share amounts are disclosed above under “Stock Based Compensation” for each of the three years ended December 31, 2004, 2003 and 2002, respectively.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions

During the twelve-month period ended December 31, 2004, the Company acquired the stock or substantially all of the assets of the following companies in exchange for its common stock, notes and cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (dollars in thousands):

Name and effective date of acquisition	Common shares issued	Common share value	Cash paid	Debt issued/ assumed	Total purchase price	Earn-out payables
Bertholon-Rowland Corp. (BR), 4/1/04	659,914	$9,337	$31,000	$4,225	$44,562	$—
Dodge, Warren & Peters Insurance Services (DWP), 5/1/04	1,022,898	15,307	16,555	6,738	38,600	—
Future Planning Associates (FPA), 7/1/04	194,481	3,064	19,728	7,845	30,637	146
Benefit Partners of America, Inc. (BPA), 11/19/04	49,520	563	10,411	438	11,412	—

Total	1,926,813	$28,271	$77,694	$19,246	$125,211	$146

Common shares of the Company issued in connection with these acquisitions were valued at the twenty-day average of the closing price of the Company’s common stock three days prior to the effective date of the acquisition. Earn-out payables represent an estimate of the contingent consideration that may be paid pursuant to purchase agreements on certain acquisitions. These contingent purchase price payments are primarily based upon future earnings of the acquired entities and were not included in the purchase price that was recorded for these acquisitions at their respective acquisition dates because they are not fixed and determinable. Future payments made under these arrangements, if any, generally will be recorded as adjustments to goodwill when the amounts are determined. Additionally, the Company may acquire books of business from time to time, paying a percentage of retained revenues over a number of years. These contingent payments are typically in cash and are recorded to expiration rights when determinable. The aggregate amount of unrecorded contingent purchase price obligations for earn-outs and books of business as of December 31, 2004 is estimated to be between $7,429 and $12,032. These payments are expected to be made from 2005 through 2009. In 2004, the Company recorded contingent purchase price obligations of $2,240.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations (in thousands):

	Insurance Brokerage		Specialized Benefits Services
	BR	DWP	FPA	BPA	Total
Current Assets	$30,593	$9,540	$4,196	$182	$44,511
Fixed Assets	1,658	519	203	—	2,380
Other Long Term Assets	48	232	50	—	330
Expiration Rights	16,767	11,322	11,200	4,647	43,936
Covenants Not to Compete	904	1,221	532	342	2,999
Goodwill	28,812	32,635	22,705	6,482	90,634

Total Assets Acquired	$78,782	$55,469	$38,886	$11,653	$184,790

Total Liabilities Assumed, less Debt	$34,220	$16,869	$8,249	$241	$59,579

Total Net Assets Acquired	$44,562	$38,600	$30,637	$11,412	$125,211

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in liabilities in the table above are $3,166 of acquisition-related expenses. Additionally, in 2004, the Company recorded goodwill and deferred tax liabilities of $4,237 in the Corporate segment related to these acquisitions.

These acquisitions allow the Company to enlarge its footprint in existing geographic locations, further extend its presence in the employee benefits, specialized benefits services and retail P&C insurance brokerage services industries. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration rights and covenants not to compete in the amounts of $90,634, $43,936 and $2,999, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations upon completion of an acquired asset valuation. The Company is currently in the process of finalizing asset valuations on several 2004 acquisitions. Accordingly, amounts preliminarily allocated to goodwill and other intangible assets may be adjusted in 2005 upon completion of the valuations. Such amounts may be material and would primarily represent reclassifications between goodwill and other intangible assets.

Expiration rights and covenants not to compete are amortized on a straight-line basis over a weighted average useful life of 10 years and 7 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. The Company reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of the most recent impairment review, the Company did not note any indicators that would cause a write-off of goodwill in continuing operations. However, the Company did record an impairment charge in the fourth quarter of 2004 of $9,483 on goodwill and other intangible assets in Discontinued Operations (see Note 17—“Discontinued Operations”). Of the $90,634 of goodwill, $43,936 of expiration rights and $2,999 of covenants not to compete related to the 2004 acquisitions, $28,898, $19,607 and $1,707, respectively, are expected to be deductible for income tax purposes.

The Company’s consolidated financial statements for the year ended December 31, 2004 include the operations of these companies from the date of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2003 (in thousands, except share data):

	Three Months ended December 31,		Twelve Months ended December 31,
	2004	2003	2004	2003
Total revenues	$113,334	$112,885	$431,195	$407,606

Income from continuing operations before income tax expense	1,361	14,159	35,180	35,938

Net income (loss)	(7,483)	18,951	12,144	39,874

Net income (loss) per share:
Basic	(0.15)	0.39	0.25	0.84
Diluted	(0.15)	0.39	0.24	0.83

Weighted average shares outstanding:
Basic	49,025	48,438	48,896	47,499
Diluted	49,497	49,210	49,781	47,986

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2003, nor are they necessarily indicative of future operating results.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in thousands)
January 1, 2003	$119,532	$25,602	$36,902	$182,036
Goodwill acquisitions/adjustments	32,097	125	3,606	35,828

December 31, 2003	151,629	25,727	40,508	217,864
Goodwill transferred	17,332	(17,332)	—	—
Goodwill acquisitions/adjustments	60,133	29,187	5,808	95,128

December 31, 2004	$229,094	$37,582	$46,316	$312,992

Changes in goodwill arise primarily from acquisitions and contingent purchase price payments on previous acquisitions. The Company records contingent purchase price payments as adjustments to goodwill when resolved. Goodwill adjustments may also arise from reclassifications with other intangible assets upon completion of acquisition asset valuations, divestitures and impairments.

In the first quarter of 2004, the Company transferred $17,332 in goodwill from its Specialized Benefits Services segment to its Insurance Brokerage segment (see Note 14—“Segment Reporting”).

In 2004 and 2003, the Company completed its annual impairment test and concluded that the fair value of its net assets from continuing operations, including goodwill, exceeded its carrying value determined on a segment basis, hence no impairment charges were recorded for the years ended December 31, 2004 and 2003, respectively.

In December 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in the Company’s Insurance Brokerage and Specialized Benefits Services segments that exhibit significant earnings volatility or that do not fit with the Company’s core business strategy. As a result of this action, the Company recorded an impairment charge in the fourth quarter of 2004 of $9,483 on the goodwill and other intangible assets of one of the operations in the Specialized Benefits Services Segment (see Note 17—“Discontinued Operations”).

The Company’s amortizable intangible assets by asset class are as follows at December 31:

	Gross carrying value	Accumulated amortization	Net carrying value	Amortization period
	(Dollars in Thousands)
2004
Expiration rights	$239,717	$(132,504)	$107,213	10 years
Covenants not-to-compete	43,600	(38,122)	5,478	7 years
Other	3,059	—	3,059	5 years

Total	$286,376	$(170,626)	$115,750

2003
Expiration rights	$193,417	$(111,523)	$81,894	10 years
Covenants not-to-compete	40,416	(36,429)	3,987	7 years
Other	3,443	—	3,443	5 years

Total	$237,276	$(147,952)	$89,324

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, other intangible assets are comprised of deferred financing costs related to the Company’s credit facility (see Note 5—”Long-Term Debt”). In 2004, 2003 and 2002, the Company charged $882, $1,894 and $2,437 to interest expense for the amortization of these costs.

The amortization expense for amortizable intangible assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $22,459, $19,447, $16,384, $13,511 and $9,778, respectively.

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

4.    Property and Equipment

Property and equipment consists of the following as of December 31:

	2004	2003
	(Dollars in thousands)
Furniture and equipment	$65,136	$60,653
Leasehold improvements	11,059	9,050

	76,195	69,703
Less accumulated depreciation	(51,503)	(49,247)

Property and equipment, net	$24,692	$20,456

5.    Long-Term Debt

Long-term debt consists of the following as of December 31:

	2004	2003
	(Dollars in thousands)
Senior Credit Facility:
Term loan	$123,438	$124,688
Revolving credit facility	5,000	—
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009 at interest rates from 7% to 10%	23,073	21,376
Zurich term loan	—	3,000
Other long-term debt, primarily capital leases	4,813	7,422

Total debt	156,324	156,486
Current portion of long-term debt	(11,617)	(17,186)

Long-term debt	$144,707	$139,300

Substantially all of the assets of the Company are pledged as collateral against long-term debt.

On March 26, 2004, the Company executed a first amendment to its credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004, and paid an amendment fee to Banc of America Securities LLC and J.P. Morgan Securities Inc., the joint lead arrangers. As amended, borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 4.63% and 4.13% at December 31, 2004 and 2003, respectively.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2003, the Company completed a $155,000 senior secured credit facility with several lending institutions that replaced a $200,000 credit facility that was to expire on September 17, 2004. The credit facility is structured as follows: a $30,000 revolving credit facility maturing in August 2007, and a $125,000 term loan, payable in quarterly installments that commenced on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to: (i) repay all amounts under the previously existing credit facility; (ii) repay a portion of certain notes issued for acquisitions; (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility; and (iv) for general corporate purposes. The Company incurred approximately $3,766 in fees and expenses related to the credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, as a result of repaying the previously existing credit facility, the Company recorded an expense of $4,049 in the third quarter of 2003 related to the early extinguishment of debt. The expense reflected the prepayment penalty and the write-off of remaining deferred financing costs.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at our option, at a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At December 31, 2004, availability under the revolving credit facility was $23,176, having been reduced $5,000 for borrowings to fund the BPA acquisition and $1,824 for outstanding letters of credit.

The credit facility contains various limitations, including limitations on the payment of dividends, buy-back of the Company’s common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each subsidiary guarantees the Company’s obligations under the credit facility. At December 31, 2004, the Company is in compliance with all such covenants (see Note 6—“Stockholders’ Equity”).

At December 31, 2004, future maturities of long-term debt, including obligations under capital leases, were as follows (dollars in thousands):

Year
2005	$11,617
2006	7,622
2007	7,012
2008	129,259
2009	686
Thereafter	128

Total future maturities of debt	$156,324

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Stockholders’ Equity

As of December 31, 2004, the authorized capital stock under the Company’s certificate of incorporation was 397,000,000 shares, of which 300,000,000 shares were voting common stock, par value $0.01 per share, 10,000,000 shares were non-voting common stock, par value $0.01 per share, and 87,000,000 shares were voting preferred stock, par value $0.01 per share.

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

Common Stock

At December 31, 2004, the Company had approximately 51,168,682 shares of voting common stock and zero shares of non-voting common stock outstanding.

The Company has never declared nor paid cash dividends on its common stock and presently has no plans to pay any cash dividends on its common stock. Under the Company’s credit facility, it is currently limited in the amount of dividends it can pay and the shares of its capital stock that can be repurchased. The terms of the credit facility limit any cash dividends to the aggregate amount of: (i) cash received during a fiscal year from the exercise of options to purchase common stock; and (ii) the sum of a designated percentage (0% for 2003; 10% for 2004; 12.5% for 2005; 15% for 2006; 20% for 2007; and 25% for 2008) multiplied by the Company’s consolidated net income plus amortization for the preceding fiscal year and $5.0 million.

On May 10, 2004, the Company announced that its Board of Directors authorized a limited stock repurchase plan. Using only proceeds and any related tax benefit amounts from the exercise of stock options and warrants, the Company may at management’s discretion repurchase shares on the open market or in private transactions in order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its common stock. The amount and timing of repurchases will be based upon the number of shares of common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During 2004, the Company purchased 282,548 shares of its common stock for $3,943 on the open market.

On December 20, 2004, the Company announced that its Board of Directors authorized an expanded stock repurchase program that permits it to purchase shares of its common stock up to certain limits set forth within its credit facility. The Company had the capacity under the credit facility to purchase up to $11,125 in 2004, but did not purchase any shares of its common stock pursuant to the expanded stock repurchase plan in 2004. The Company has the capacity under its credit facility to purchase up to $9,723 of its common stock during 2005.

On October 25, 2002, the Company completed its IPO of 9,000,000 common shares at a price of $10.00 per share (see Note 5—“Long-Term Debt”).

Upon consummation of the Company’s IPO, all outstanding shares of preferred stock were split adjusted (two-for-five reverse stock split) and converted into approximately 23,083,000 shares of the Company’s common stock. The accretion dividends, with respect to the preferred stock, were converted to approximately 9,112,000 shares of the Company’s common stock at the IPO price of $10.00 per share.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, the Company filed a $300,000 universal shelf registration statement on Form S-3 which was declared effective by the SEC in March 2004. The universal shelf registration statement covers offerings of the Company’s common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, stock purchase contracts, stock purchase units or any combination of such securities. The timing, structure and nature of any funds raised under this shelf registration statement, as well as the use of such funds, are at the discretion of the Company’s management and Board of Directors.

In April 2004, the Company completed a follow-on public offering under the universal shelf registration statement of 11,229,578 shares of its common stock at a public offering price of $14.72 per common share. Of those shares, 4,025,000 shares were sold by the Company via forward sale agreements and 7,204,578 shares were sold by various selling shareholders. On December 29, 2004, the Company settled a portion of its forward sale agreement by issuing 1,781,000 shares of its common stock in exchange for proceeds of approximately $25,000. The Company used $20,000 of the proceeds to repay borrowings under its revolving credit facility. On January 30, 2005, the Company settled the remaining portion of its forward sale agreement by issuing 2,244,000 shares in exchange for proceeds of approximately $31,500 (see Note 20—“Subsequent Events”).

Preferred Stock

At December 31, 2004, the Company had 87,000,000 shares of preferred stock authorized, but had no shares of preferred stock issued and outstanding.

Warrants

In September 1999, Series W stockholders were issued 6,250,002 warrants convertible into shares of Series W preferred stock. As of December 31, 2003, 6,250,002 warrants were outstanding and exercisable into an aggregate of 2,499,997 shares of common stock at an exercise price of $15.00 per share.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2003, in conjunction with the effective date of SFAS No. 150, the Company reviewed the classification of its redeemable common stock and reclassified these shares to common stock and additional paid-in capital. Additionally, the Company separately recognized the fair value of the put rights in liabilities (see Note 1—”Nature of Operations and Summary of Significant Accounting Policies”).

Redeemable Common Stock Warrants

Warrants to purchase 739,999 shares of the Company’s voting common stock, issued in conjunction with a 1996 senior subordinated debt offering that was repaid in 1999, were outstanding and exercisable at December 31, 2002. In 2002, the holders of the warrants agreed to terminate the put rights associated with the common stock warrants concurrent with the consummation of the IPO. The Company had the right, which it did not exercise, to repurchase all, but not less than all, of the warrants issued in 1996 and shares issuable upon the exercise of these warrants until January 2003. The warrants expired on March 14, 2003. Since prior to the termination of the put rights the holders had the right to put the warrants or warrant shares back to the Company, the change in the value of the warrants is reported in the accompanying statements of operations. The value of the warrants was $230 at December 31, 2002. Since the put rights were terminated, the value of the warrants was transferred from redeemable common stock to common stock in the fourth quarter of 2002. The change in the value of the warrants was $(4,070) for the year ended December 31, 2002.

Redeemable Preferred Stock

Upon consummation of the IPO, all redeemable preferred stock was converted to common stock.

In 1997, in connection with a former joint venture with JP Morgan Chase, the Company sold 923,000 shares of series N preferred stock to CBC Holding Ltd. (CBC), an affiliate of JP Morgan Chase, for $6,000. In October 1998, the Company sold 3,300,000 shares of series T preferred stock to CBD Holdings Ltd. (CBD), another affiliate of JP Morgan Chase, for $25,000, and CBC transferred its holdings of series N preferred stock to CBD.

In connection with the series N preferred stock purchase by CBC (which was subsequently transferred to CBD, along with all the related put rights), the Company granted CBC the right to put the preferred stock back to the Company upon the occurrence of certain events surrounding material changes in ownership of the Company.

The change in the put price is recorded as an adjustment to retained deficit and is reflected as an adjustment to the net loss in the computation of basic and diluted earnings per share (EPS) in 2002. The change in the put price recorded as an adjustment to the Company’s accumulated deficit was $(138) for the year ended December 31, 2002.

Upon consummation of the IPO, the put rights were terminated and the redeemable preferred stock was converted to shares of common stock.

8.    Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) Plan covering substantially all employees with at least one month of service. Under the 401(k) Plan, the first 4% of a participant’s contribution will be eligible for a discretionary employer match of $0.75 for each dollar contributed. The maximum employer match is 3% of a participant’s annual compensation.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following an acquisition, the Company may maintain the existing savings plans of acquired entities for a short period of time. During 2004, 2003 and 2002, a number of such plans were maintained by the Company, all of which have been or will be merged into the Company’s 401(k) Plan.

Company contributions to all 401(k) plans for 2004, 2003 and 2002 were $3,900, $2,857 and $3,469, respectively.

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

The EIP provides for the direct award of shares of the Company’s common stock or stock units, the sale of shares of the Company’s common stock and for the grant of options to purchase shares of the Company’s common stock. Options granted under the EIP may be non-qualified or incentive stock options (see Note 9—“Stock Option Plan”).

In the second quarter of 2004, the Company granted 152,748 shares of restricted common stock to various corporate and operating company management. The shares vest 25% per year over four years. The fair value of the shares on the grant date was $2,209. The restricted common stock grant was recorded as unearned compensation in stockholders’ equity and is being charged to equity based compensation expense on a straight-line basis over the vesting period. The Company recognized expense related to the grant of $417 in 2004.

On December 31, 2004, the Company granted 295,196 shares of restricted stock to 27 sales professionals as partial consideration for the amendment of their compensation agreements in connection with the margin improvement plan. The shares vest 20% per year over five years. The fair value of the shares on the grant date was $3,415. The Company also issued 15,000 shares of restricted common stock to one employee, valued at $174, under the same terms as the sales professionals’ grants. The restricted common stock grants were recorded as unearned compensation in stockholders’ equity and are being charged to equity based compensation expense on a straight-line basis over the vesting period. No compensation expense related to these grants was recorded in 2004.

Upon the consummation of the IPO, approximately 104,000 shares of restricted common stock, which were fully vested, were granted to various executive officers with a value of $1,042 that was recorded as an expense in the fourth quarter of 2002.

Employee Stock Purchase Plan

The Company adopted the Employee Stock Purchase Plan (ESPP) effective on the consummation of the IPO. The ESPP is intended to promote broad-based employee stock ownership within the Company. The ESPP provides for the purchase of up to 1,600,000 shares of the Company’s common stock by its employees. The Company may deliver repurchased and/or newly issued shares under this plan. Eligible employees are entitled to purchase the Company’s common stock at a 15% discount, contributing a maximum of 20% of their gross compensation. Shares issued under the plan were 123,373, 97,807 and 25,000 in 2004, 2003 and 2002, respectively. All shares purchased under this plan must be retained for a period of one year.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Incentive and Share Award Plan

As noted above, the EIP replaced the Long-Term Incentive and Share Award Plan. Stock Appreciation Rights (SARs) held by former employees were settled in cash. SARs held by current employees and consultants were either exchanged for stock options or common stock or paid out in a combination of cash and common stock. In the fourth quarter of 2002, the Company recorded a charge of $1,269 related to the SARs exchange.

The following table summarizes certain information about the Company’s Long-Term Incentive and Share Award Plan:

	SARs outstanding	Reference prices per share
	(Amounts in thousands, except per share data)
January 1, 2002	3,193
SARs granted	310	$17.50
SARs redeemed	(459)	$0.03-17.00
SARs canceled	(224)	$0.03-18.75
SARs converted to options	(2,820)	$7.50-20.63

December 31, 2002	—

Compensation expense or a reduction of compensation expense for SARs was recorded based on the change in fair value of the Company’s common stock from grant date to each balance sheet date. Reference prices are equal to the estimated fair value of the Company’s common stock at the grant date. The Company recorded a reduction of compensation expense in 2002 related to the SARs of $2,995.

Non-Qualified Deferred Compensation Plan

In the fourth quarter of 2004, the Company’s Board of Directors approved the creation of a Non-Qualified Deferred Compensation Plan for its eligible employees and non-employee directors to be effective January 1, 2005 (see Note 20—“Subsequent Events”).

9.    Stock Option Plan

As discussed in Note 8—“Employee Benefit Plans,” the Company sponsors the 2002 Equity Incentive Plan.

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of all of the Company’s stock option activity and related information:

	Shares under option	Weighted average exercise price
	(Amounts in thousands, except exercise price data)
January 1, 2002:	—	$—
Granted	5,863	10.00
Exercised	—	—
Canceled/Forfeited	(2)	10.00

December 31, 2002	5,861	10.00
Granted	399	10.51
Exercised	(88)	9.84
Canceled/Forfeited	(257)	10.01

December 31, 2003	5,915	10.04
Granted	907	14.37
Exercised	(331)	10.01
Canceled/Forfeited	(247)	10.19

December 31, 2004	6,244	$10.66

Exercisable at end of year	3,296	$10.02

There were 2,901,659 options available for future grant at December 31, 2004.

The following table summarizes stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$ 7.50 – $11.45	5,340,369	7.9	$10.04	3,294,551	$10.02
$11.90 – $15.15	903,356	9.2	$14.36	1,250	$11.92

$ 7.50 – $15.15	6,243,725	8.1	$10.66	3,295,801	$10.02

The weighted-average fair value per share of options granted during the year was $5.16, $3.57 and $3.43 for 2004, 2003 and 2002, respectively. The weighted-average contract life of options outstanding at December 31, 2004 and 2003 was approximately 8 and 9 years, respectively.

On November 27, 2002, the Company exchanged all SARs for stock options under the 2002 Equity Incentive Plan, which totaled 2,820,000 shares. In connection with this exchange, the Company recorded $1,269 of compensation expense in the fourth quarter of 2002, which is reported as the value of stock options exchanged for stock appreciation rights in the accompanying 2002 statements of operations. The stock options under the SARs exchange were vested if the SARs for which they were exchanged were vested.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

For the years ended December 31, the provision (benefit) for income taxes related to continuing operations consists of the following:

	2004	2003	2002
	(Dollars in thousands)
Current provision:
Federal	$2,466	$1,180	$183
State	4,090	2,949	1,764

Total current provision	6,556	4,129	1,947
Deferred tax expense (benefit):
Federal	6,485	8,105	(11,505)
State	(82)	135	(981)

Total deferred tax expense (benefit)	6,403	8,240	(12,486)
Change in valuation allowance	(486)	(17,517)	10,021

Total income tax expense (benefit)	$12,473	$(5,148)	$(518)

In the fourth quarter of 2003, upon determination that it was more likely than not that the Company’s deferred tax asset will be realized in future periods, with the exception of deferred tax assets related to state net operating loss and tax credit carry-forwards, the Company reversed the valuation allowance for its net federal deferred tax asset. This determination was made based on the Company’s profitability since the IPO, the positive impacts of the Company’s new credit facility and on management’s expectations of the Company’s ability to realize the benefits of its deferred tax asset in the future.

Income taxes recorded by the Company related to continuing operations differ from the amounts computed by applying the statutory U.S. federal tax rate to the income (loss) before income taxes. Significant reconciling items are as follows:

	2004		2003		2002
	(Dollars in thousands)
Expected provision (benefit)	$9,994	35.0%	$9,956	35.0%	$3,349	34.0%
Recognized net operating loss, future deductions and credits	—	—	—	—	(4,846)	(49.2)
Purchase price adjustment	—	—	—	—	(2,465)	(25.0)
Increase in net operating loss	—	—	—	—	(7,419)	(75.3)
Change in valuation allowance	(486)	(1.7)	(17,517)	(61.6)	10,021	101.7
State income and capital based taxes, net of federal tax (benefit)	2,887	10.1	1,935	6.8	1,764	17.9
Non-deductible meals and entertainment	712	2.5	558	2.0	523	5.3
Interest expense on common stock warrants	—	—	—	—	(1,628)	(16.5)
Recovery of income taxes	(636)	(2.2)	—	—	—	—
Rate change	—	—	(509)	(1.8)	—	—
Other	2	0.0	429	1.5	183	1.9

Total income tax (benefit)	$12,473	43.7%	$(5,148)	(18.1)%	$(518)	(5.2)%

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of temporary differences between the values recorded for financial reporting purposes and values utilized for measurement in accordance with current tax laws. The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) from continuing operations at December 31 are as follows:

	2004	2003
	(Dollars in thousands)
Current deferred tax assets:
Allowance for bad debts and policy cancellations	$1,021	$779
Accrued compensation	3,736	989
Accrued severance	812	506
Accrued errors and omissions claims	1,602	1,394
Federal net operating loss carry-forwards	—	7,603
Alternative minimum tax credit carry-forward	1,015	790
Deferred rent	1,374	—
Other	727	617

Current deferred tax assets	10,287	12,678
Valuation allowance	—	—

Net current deferred tax assets	$10,287	$12,678

Non-current deferred tax assets (liabilities):
Intangible assets	$(17,574)	$(10,993)
Retention agreements	1,695	2,140
Fixed assets	(2,719)	(1,104)
Notes receivable	—	(73)
State net operating loss carry-forwards	741	1,227
Deferred rent	509	553
Accrued compensation	2,050	917
Charitable contribution carry-forward	—	533
Other	287	107

Non-current deferred tax liabilities	(15,011)	(6,693)
Valuation allowance	(741)	(1,227)

Net non-current deferred tax liability	$(15,752)	$(7,920)

At December 31, 2003, the Company had a net operating loss carry-forward of approximately $22,584 for federal tax purposes. In addition, as a result of certain acquisitions, the Company had a pre-acquisition net operating loss carry-forward of approximately $1,261. At December 31, 2004, the Company had utilized all of the federal net operating loss carry-forward.

The Company had state net operating loss and tax credit carry-forwards of approximately $13,978 and $22,671 at December 31, 2004, and 2003, respectively. Such loss and credit carry-forwards will expire from 2005 to 2024. The Company has provided valuation allowance due to the uncertainty of the realization of the deferred tax assets related to the state net operating loss and tax credit carry-forwards.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Lease Commitments

The Company leases various facilities and equipment under non-cancelable operating leases. These leases generally contain renewal and/or purchase options and escalation clauses. Minimum aggregate rental commitments at December 31, 2004, under non-cancelable operating leases having an initial term of more than one year, are as follows:

Year	Amount
(Dollars in thousands)
2005	$17,498
2006	14,942
2007	13,216
2008	10,712
2009	6,594
Thereafter	8,107

Total future minimum lease payments	$71,069

Total rental expense in 2004, 2003 and 2002 was approximately $18,837, $15,442 and $14,266, respectively.

12.    Related Party Transactions

At December 31, 2004, one insurance carrier was a significant stockholder of the Company. For the year ended December 31, 2004, commissions earned on policies placed through this insurance carrier were approximately $13,700. At December 31, 2003, five insurance carriers were significant stockholders of the Company. For the year ended December 31, 2003, commissions earned on policies placed through these insurance carriers were approximately $34,401. At December 31, 2002, seven insurance carriers were significant stockholders of the Company. For the year ended December 31, 2002, commissions earned on policies placed through these insurance carriers were approximately $43,644.

The Company paid approximately $1,482, $1,198 and $2,240 to JP Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., in fees relating to financing and other professional services for the years ended December 31, 2004, 2003 and 2002, respectively. JP Morgan Chase Bank is the syndicating agent and a significant participant on the existing credit facility which includes the $30,000 revolving credit facility and the $125,000 term loan (see Note 5—“Long-Term Debt”).

On December 21, 2001, the Company entered into a service agreement with Ceridian Corporation (Ceridian), at the time a stockholder of the Company, whereby Ceridian was to provide certain administrative services to the Company and its customers. The service agreement with Ceridian included a provision whereby Ceridian could recover up to $1,182 in conversion costs if its revenue from administrative services provided to the Company’s customers failed to meet specific semi-annual requirements. The Company determined that it was probable that the revenue targets would not be met and, accordingly, reserved for $1,182 in the fourth quarter of 2001. In March 2002, the original service agreement was amended due to the Company’s announcement to sell USIA (see Note 17—“Discontinued Operations”). The amendment eliminated USIA as a party to the service agreement, which resulted in the accrual of an additional $990 in termination costs.

Additionally, a majority of the Company’s acquisition-related debt is payable to current employees of the Company.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Business Concentrations

For the year ended December 31, 2004, approximately 34% of the Company’s revenues were received from clients in the states of New York and California. Accordingly, the occurrence of adverse economic conditions or an adverse regulatory climate in New York or California could have a material adverse effect on the Company. However, the Company believes, based on its diversified customer base and product lines within the states in which it operates, that there is minimal risk of a material adverse occurrence due to the concentration of operations in New York and California.

14.    Segment Reporting

The Company has three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate. The Company’s reporting segments are separately managed strategic business units that offer different products and services to different target markets.

In connection with the decision to discontinue the operations of USIA, the Company renamed its administration and other services segment the Specialized Benefits Services segment. In addition, effective January 1, 2004, the Company moved its core benefits operation and part of its executive and professional benefits operation from its Specialized Benefits Services segment into its Insurance Brokerage segment, reorganizing the management and reporting of the two business units. The change was made based on the determination that these business units’ focus is on a target market and an array of products similar to that of the Insurance Brokerage segment. Prior year amounts have been reclassified to reflect the new business segment structure.

The Insurance Brokerage segment offers general and specialty P&C insurance, employee benefit-related insurance and core benefits (primarily retirement services, such as 401(k) plan administration and defined benefit actuarial services). The Specialized Benefits Services segment offers enrollment and communication services related to employee benefits and workplace marketing of individual voluntary insurance products. The Corporate segment is responsible for managing the following: acquisition processes, sales management, human resources, legal, capital, financial and reporting. Corporate revenues are comprised of interest income.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the income (loss) from continuing operations before income taxes for the years ended December 31, 2004, 2003 and 2002.

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
	(Dollars in thousands)
2004
Revenues	$381,222	$25,713	$263	$407,198
Expenses	288,353	19,705	29,321	337,379
Depreciation and amortization	28,678	1,999	1,640	32,317
Interest expense	1,161	385	6,985	8,531
Equity based compensation	—	—	417	417

Income (loss) from continuing operations before income taxes	$63,030	$3,624	$(38,100)	$28,554

2003
Revenues	$326,780	$18,218	$533	$345,531
Expenses	235,833	16,897	19,669	272,399
Depreciation and amortization	27,514	1,258	2,090	30,862
Interest expense	1,659	408	7,708	9,775
Early extinguishment of debt	—	—	4,049	4,049

Income (loss) from continuing operations before income taxes	$61,774	$(345)	$(32,983)	$28,446

2002
Revenues	$302,974	$17,833	$619	$321,426
Expenses	229,369	14,986	20,271	264,626
Depreciation and amortization	27,861	947	2,939	31,747
Interest expense	3,331	276	13,740	17,347
Equity based compensation	—	—	1,042	1,042
Early extinguishment of debt	—	—	2,610	2,610
Change in value of stock appreciation rights	—	—	(2,995)	(2,995)
Change in value of redeemable common stock warrants	—	—	(4,070)	(4,070)
Value of stock options exchanged for stock appreciation rights	—	—	1,269	1,269

Income (loss) from continuing operations before income taxes	$42,413	$1,624	$(34,187)	$9,850

The total assets by segment at December 31 are as follows:

	2004	2003
	(Dollars in thousands)
Segment assets:
Insurance brokerage	$652,625	$558,448
Specialized benefits services	85,017	29,230
Corporate	51,944	63,226

Total assets for use in continuing operations	789,586	650,904
Assets held for discontinued operations (Note 17)	10,484	19,143

Total Assets	$800,070	$670,047

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Contingencies

The Company is subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance. On the basis of present information, anticipated insurance coverage and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, to the extent additional information arises or the Company’s strategies change, it is possible that the outcome of these claims, lawsuits or proceedings could have a material adverse effect on the Company’s financial position and results of operations for any particular quarterly or annual period.

Since October, 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. The Company has received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. The Company has also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information. While these investigations are continuing and the ultimate outcome cannot be predicted, the investigations center upon, among other items, allegations of bid rigging, tying arrangements and other fraudulent or unlawful business practices. The Company has cooperated fully with these requests and will continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests. For example, in recent weeks, requests from the Office of the Attorney General of the State of New York have sought information regarding the Company’s New York benefits business, and its outside counsel is working with personnel in that business unit to respond to the requests.

In addition to the state Attorney General investigations described above, a number of state departments of insurance have begun inquiries into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. The Company has received and responded, or is in the process of responding, to inquiries from insurance regulators in several states. Since these investigations and inquiries are ongoing, the Company cannot predict the effect that any investigation of any regulatory authority related to alleged anti-competitive practices in the insurance industry or to compensation arrangements, including contingent commissions between insurers and brokers, generally will have on the industry or its business.

The Company cannot currently predict the impact or resolution of these matters or reasonably estimate a range of possible loss, which could be material, and the resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on the Company’s consolidated financial condition.

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of New York against Marsh and McLennan Companies, Inc., the Company retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of its operations. Since that time, Akin Gump has assisted the Company in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of the Company’s employees, including corporate management, and is continuing its review of documents. The Company is continuing to review its business and expects that its review will not only address the area that the regulators are examining, but will also help it evaluate where it can make additional operational or business practice changes or improvements.

On October 28, 2004, the Company announced that recent developments in the insurance industry had caused management to conclude that contingent commission arrangements, as presently known within the industry, may ultimately not continue in their present form and that the Company intended to conduct its future affairs with that assumption in mind. Since the October 2004 announcement, the Company has received, and is continuing to

F-29.1

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive, contingent commissions under its arrangements in place for 2004. Additionally, the Company’s carriers with whom it has historically had contingent arrangements have tendered, or based upon present information intend to tender, their 2005 contingent commission agreements in a form and structure generally consistent with the Company’s prior agreements. While the Company is not able to predict whether regulatory, market or other external forces will ultimately cause contingent commission arrangements to cease or be substantively restructured, management does expect to receive contingent commissions for arrangements established in 2005. The Company’s revenues and income from continuing operations before income taxes from contingent commissions were $18,979, $17,695 and $14,663 for 2004, 2003 and 2002, respectively.

Opticare Health Systems Litigation.    The Company has been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged “bid rigging” in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (RICO) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes, breach of fiduciary duty and unjust enrichment. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. The Company is also a defendant in two recently-filed “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing by the Company. In February 2005, the Judicial Panel on Multidistrict Litigation transferred these actions to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Company has been informed that it has also been named as a defendant in another “copy cat” class action lawsuit, captioned Palm Tree Computers Systems, Inc et ano v. Ace, USA et al and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, Class Representation, No. 05-CA-373-16-W, that this action has been removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS, and that a request has been made that it also be transferred to United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Company has not yet been served in this action. The Company intends to defend itself vigorously against the claims made in these actions and has not recorded a loss contingency for any of these lawsuits as it believes the probability of exposure to a loss is remote.

Near North Insurance Litigation (Near North).    In October 2002, a group of affiliated plaintiffs who are competitors of the Company in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers and employees who previously worked for one of the plaintiffs, various other third-party individuals, and an insurance brokerage. Plaintiffs’ complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for, among other things, tortious interference with clients, violation of state trade secrets laws and civil conspiracy. The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against the Company and its officers and employees for failing to meet Illinois pleading requirements, and the court gave plaintiffs an additional opportunity to attempt to meet those requirements. In December 2003, plaintiffs filed a third amended complaint, and in February 2004, the Company filed another motion to dismiss all claims asserted against the Company and its officers and employees based on several grounds, including the grounds previously accepted by the court. On October 1, 2004, the Illinois court again dismissed all of the claims asserted against the Company

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and its officers and employees. A hearing was held before the Illinois court on October 15, 2004 at which the judge ruled that the plaintiffs could not seek to replead certain claims against the Company. However, as to certain remaining claims, the judge granted leave to file a fourth amended pleading against the Company and its officers and employees.

Plaintiffs filed a fourth amended complaint which failed to state any amended claims against the Company, and the Company has filed a motion to dismiss that complaint. The Company is vigorously defending the Near North action, as it believes the plaintiffs’ allegations against the Company have no merit.

16.    Integration Efforts, Margin Improvement Plan and Other Accruals

In the fourth quarter of 2004, the Company announced that its Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, the Company recorded expense of $12,371 in the fourth quarter of 2004. The expenses related to employee severance and related benefits for 28 employees of $3,384, facilities closures of $3,444, the modification of 34 sales professionals’ agreements of $2,893 and service contract termination fees of $2,650.

The Company expects to execute on substantially all expense reductions contemplated in the margin improvement plan by the end of the first quarter of 2005.

Additionally, the Company recorded $276 and $396 in 2004 and 2003, respectively, for severance costs related to the Corporate office move from San Francisco to New York.

In an effort to reduce operating expenses, the Company recorded integration expenses of $5,511 in 2002. The expenses related to severance and related benefits for terminated employees, the modification of sales professionals’ agreements and future lease costs for terminated office leases.

The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated employee severance liability	Producer compensation restructuring liability	Terminated office lease costs liability	Contract termination liability	Total
	(Dollars in thousands)
January 1, 2002	$4,424	$2,863	$1,849	$—	$9,136
Integration expense	3,563	1,832	116	—	5,511
Used in year	(5,725)	(2,802)	(1,180)	—	(9,707)

December 31, 2002	2,262	1,893	785	—	4,940
Integration expense	396	—	—	—	396
Used in year	(2,149)	(1,620)	(697)	—	(4,466)

December 31, 2003	509	273	88	—	870
Margin improvement plan	3,384	2,893	3,444	2,650	12,371
Integration expense	276				276
Used in year	(492)	(272)	(88)	(2,650)	(3,502)

December 31, 2004	$3,677	$2,894	$3,444	$—	$10,015

The employee termination benefits and the future producer compensation restructuring charges reflected above are included in compensation and employee benefits expenses in the accompanying statements of operations. The terminated office lease charges and contract terminations are included in other operating expenses in the accompanying statements of operations.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $12,647 in expense recorded in the fourth quarter of 2004, $8,253 related to an exit activity, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table summarizes transactions related to this exit activity:

	Terminated employee severance liability	Terminated office lease costs liability	Contract termination liability	Total
Liability at January 1, 2004	$—	$—	$—	$—
Expense related to exit activity	2,409	3,444	2,400	8,253
Amount paid related to exit activity	(65)	—	(2,400)	(2,465)

Liability at December 31, 2004	$2,344	$3,444	$—	$5,788

Total expense related to this exit activity for terminated employee severance, terminated office lease costs and contract termination costs is expected to be approximately $4,409, $3,444 and $2,400, respectively.

Expense related to this exit activity by reportable segment is as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
Expense related to exit activity	$4,915	$—	$3,338	$8,253

Total expense related to this exit activity is expected to be $6,915, zero and $3,338 in the Company’s Insurance Brokerage, Specialized Benefits Services and Corporate segments, respectively.

Retirement

In the first quarter of 2002, the Company took a compensation charge of $2,800 related to the retirement of its chief executive officer. This compensation charge consisted of $1,935 for severance, $295 for bonus and $570 for benefits and other expenses.

17.    Discontinued Operations

In December 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in the Company’s Insurance Brokerage and Specialized Benefits Services segments that exhibit significant earnings volatility or that do not fit with the Company’s core business strategy. As a result of this action, the Company recorded an impairment charge in the fourth quarter of 2004 of $9,483 on the goodwill ($7,314) and other intangible assets ($2,169) of one of the operations. The Company expects to consummate the sale of these operations in the first half of 2005. See Note 20—“Subsequent Events.”

In January 2002, the Company determined that USIA was no longer core to the Company’s mission, vision, or strategy and in April 2002, sold USIA for $19,900 to CBCA Inc. (CBCA). The Company received and recorded cash proceeds of $18,200 with the remaining consideration of $1,700 in the form of an account receivable. In connection with the sale, the Company recorded a pre-tax loss of $7,219 in the second quarter of 2002. The Company also received a $13,000 contingent note receivable, which became due in June 2003. The note receivable was contingent upon certain post-closing revenue and other adjustments included in the purchase agreement. The $13,000 note receivable was not recorded by the Company.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2003, the Company received and recorded cash proceeds of $3,250 in connection with the settlement of the $1,700 account receivable and the $13,000 note receivable. As a result of the terms of the settlement and after transaction costs, the Company recorded a gain in discontinued operations of $772 in the third quarter of 2003.

The assets and liabilities of discontinued operations at December 31 are as follows:

	2004	2003
	(Dollars in thousands)
Assets
Cash and cash equivalents	$770	$701
Premiums and commissions receivable	3,754	5,689
Other current assets	525	803

Total Current Assets	$5,049	$7,193

Intangible assets, net	1,798	11,726
Property and equipment, net	200	224
Other assets	3,437	—

Total Other Assets	5,435	11,950

Total Assets	$10,484	$19,143

Liabilities
Premiums payable to insurance companies	$155	$66
Accrued expenses	1,136	2,018
Current portion of long-term debt	2,083	1,539
Other current liabilities	48	79

Total Current Liabilities	$3,422	$3,702

Long-term debt	$529	$1,996
Other liabilities	—	328

Total Other Liabilities	529	2,324

Total Liabilities	$3,951	$6,026

The results of discontinued operations for the years ended December 31 are as follows:

	2004	2003	2002
	(Dollars in thousands)
Revenues	$3,442	$10,047	$26,266
Expenses
Compensation and employee benefits expenses	3,626	4,271	18,771
Other operating expenses	2,194	1,465	10,043
Amortization of intangible assets	595	563	1,360
Depreciation	92	101	1,321
Interest	262	334	735
Impairment of long-lived assets	9,483	—	—
Loss on sale of USIA	—	—	7,219

Total Expenses	16,252	6,734	39,449

(Loss) gain from discontinued operations	(12,810)	3,313	(13,183)
Income tax (benefit) expense	(5,030)	1,378	—

(Loss) income from discontinued operations	$(7,780)	$1,935	$(13,183)

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share giving effect to the reverse stock split (see Note 6—“Stockholders’ Equity”):

	2004	2003	2002
	(Amounts in thousands, except per share data)
Numerator:
Income from continuing operations	$16,081	$33,594	$10,368
(Loss) income from discontinued operations, net of income tax	(7,780)	1,935	(13,183)

Net income (loss)	8,301	35,529	(2,815)
Change in aggregate liquidation preference of preferred stock	—	—	(18,708)
Change in redemption value of series N put rights	—	—	138

	—	—	(18,570)

Numerator for basic and diluted earnings per share–income (loss) available to common stockholders	$8,301	$35,529	$(21,385)

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	48,242	45,541	8,805
Dilutive effect of stock options and warrants using treasury stock method	885	487	—

Weighted-average shares outstanding used in calculation of diluted earnings per share	49,127	46,028	8,805

Earnings per share—basic:
Income (loss) from continuing operations	$0.33	$0.74	$(0.93)
(Loss) income from discontinued operations, net of income tax	(0.16)	0.04	(1.50)

Net income (loss)	$0.17	$0.78	$(2.43)

Earnings per share—diluted:
Income (loss) from continuing operations	$0.33	$0.73	$(0.93)
(Loss) income from discontinued operations, net of income tax	(0.16)	0.04	(1.50)

Net income (loss)	$0.17	$0.77	$(2.43)

Pro forma net loss per share (basic and diluted) for the year ended December 31, 2002, assuming the conversion of all preferred stock into common stock had taken place at the beginning of the year, would have been $0.09.

For additional disclosures regarding the aggregate liquidation preference of preferred stock and the series N put options see Note 6—“Stockholders’ Equity” and Note 7—“Redeemable Securities.”

For the year ended December 31, 2002 dilutive shares of 17,000 were not included in diluted weighted-average shares outstanding because the effects would have been antidilutive. Additionally, for each of years ended December 31, 2004, 2003 and 2002, the 2,500,000 warrants were not included in diluted weighted-average shares outstanding because the effects would have been antidilutive.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Selected Quarterly Financial Data (Unaudited)

	Three-Month Period Ended
	March 31	June 30	September 30	December 31(2)	Total
	(Dollars in thousands, except for per share data)
2004
Revenues:
Commissions and fees	$91,544	$98,582	$103,276	$112,418	$405,820
Investment income	361	286	313	418	1,378

Total revenues	$91,905	$98,868	$103,589	$112,836	$407,198

Income (loss) from continuing operations	$5,497	$5,621	$5,063	$(100)	$16,081

Per share data—basic:
Income (loss) from continuing operations(1)	$0.12	$0.12	$0.10	$0.00	$0.33

Per share data—diluted:
Income (loss) from continuing operations(1)	$0.12	$0.11	$0.10	$0.00	$0.33

2003
Revenues:
Commissions and fees	$77,824	$84,502	$84,760	$95,957	$343,043
Investment income	513	600	770	605	2,488

Total revenues	$78,337	$85,102	$85,530	$96,562	$345,531

Income from continuing operations	$3,190	$7,771	$4,324	$18,309	$33,594

Per share data—basic:
Income from continuing operations(1)	$0.07	$0.17	$0.09	$0.39	$0.74

Per share data—diluted:
Income from continuing operations(1)	$0.07	$0.17	$0.09	$0.39	$0.73

(1)	The quarterly earnings per share amounts, when added, may not coincide with the full year earnings per share reported on the Consolidated Statements of Operations due to differences in the computed weighted-average shares outstanding, as well as rounding differences.
(2)	Revenues and income from continuing operations in the fourth quarter are generally higher than the preceding three quarters due primarily to the seasonality of business in the Company’s Specialized Benefits Services segment. As further discussed in Note 16—“Integration Efforts, Margin Improvement Plan and Other Accruals,” the Company recorded $12,371 of expense in the fourth quarter of 2004.

20.    Subsequent Events

Effective January 1, 2005, the Company implemented a Non-qualified Deferred Compensation Plan (the “Plan”). Executives and sales professionals with annual cash compensation of $200 or more are eligible to participate, as are members of the Company’s Board of Directors. As of January 1, the Plan had 33 participants with estimated annual contributions of $1,000. New hires and employees of acquired companies meeting eligibility guidelines are eligible to participate within 30 days of their hire/acquisition date.

The Plan accepts voluntary contributions on behalf of a participant. There are no Company contributions to the Plan at this time. All contributions are made to the Plan before any federal or state income taxes are withheld; however, compensation deferred under the Plan is subject to social security tax and state unemployment tax.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Executives and staff may contribute a percentage or a flat dollar amount of base salary (between 2%—50%) and bonus (10%—100%). Sales professionals may contribute a percentage of all cash compensation from 2%—50%. A percentage of base salary may also be elected that will begin to be contributed to this Plan once the maximum IRS limit has been reached in the Company’s 401(k) Plan. Board members may contribute a percentage or flat dollar amount of cash retainers (between 2%—50%).

Elections made apply to compensation earned in the calendar year.

On January 4, 2005, the Company sold the assets of its Ocala, Florida office to Brown & Brown, Inc. The aggregate sale price of $2,065 was paid in cash. This operation was included in Discontinued Operations at the end of 2004.

On January 11, 2005, the Company received approval from its lending institutions for a second amendment to its credit facility, which allowed for a $90,000 increase to its existing term loan and a waiver and amendment of certain covenants. The incremental $90,000 term loan was issued under the same terms and conditions as the Company’s existing term loan and will mature contemporaneously in August, 2008. The proceeds were used to fund a portion of the Summit Global Partners (“Summit”) acquisition and for general corporate purposes. The second amendment provided for an amendment of the limitation on aggregate cash consideration and a waiver of the limitations on total consideration and permitted seller debt to allow for the acquisition of Summit. Further, the Company’s leverage ratio was amended to allow for the term loan increase, the Summit acquisition and certain one-time cash charges related to its margin improvement plan and acquisition integration costs. The Company paid an amendment fee to J.P. Morgan Securities, Inc. and other members of its bank group in connection with this amendment.

On January 30, 2005, the Company settled the remaining portion of its forward sale agreement by issuing 2,244,000 shares in exchange for proceeds of approximately $31,489. The proceeds were used to fund a portion of the Summit and Patterson//Smith Associates (“Patterson//Smith”) acquisitions.

On February 1, 2005, the Company acquired Patterson//Smith, an insurance brokerage operation. The aggregate preliminary purchase price of approximately $20,933, consisting of cash of $16,933, shares of the Company’s common stock valued at $2,000 and assumed liabilities of $2,000, was allocated primarily to goodwill and other intangible assets. This acquisition will be included in the Insurance Brokerage segment.

On February 3, 2005, the Company acquired Summit, an insurance brokerage operation. The aggregate preliminary purchase price of approximately $123,856, consisting of cash of $69,345, shares of the Company’s common stock valued at $26,547 and assumed liabilities of $27,964, was allocated primarily to goodwill and other intangible assets. This acquisition will be included in the Insurance Brokerage segment.

On February 24, 2005, Thomas E. O’Neil resigned as Senior Vice President and Chief Operating Officer of the Company, effective immediately. The Company expects to record severance expense of approximately $1,500 in the first quarter of 2005.

On February 28, 2005, the Company sold the assets of Strategic Asset Management Group (“SAMG”) to the current SAMG management team. The aggregate sale price of $1,015 consisted of $100 in cash, $491 in assumed liabilities and a $424 note receivable. This operation was included in Discontinued Operations at the end of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION (Registrant)

DATE: March 25, 2005	By:	/s/ DAVID L. ESLICK
	Name: Title:	David L. Eslick Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. ESLICK David L. Eslick	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2005

/s/ ROBERT S. SCHNEIDER Robert S. Schneider	Chief Financial Officer (Principal Financial Officer)	March 25, 2005

/s/ DAVID A. HESS David A. Hess	Vice President, Finance (Principal Accounting Officer)	March 25, 2005

/s/ RICHARD M. HAVERLAND* Richard M. Haverland	Director	March 25, 2005

/s/ THOMAS A. HAYES* Thomas A. Hayes	Director	March 25, 2005

/s/ RONALD E. FRIEDEN* Ronald E. Frieden	Director	March 25, 2005

/s/ L. BEN LYTLE* L. Ben Lytle	Director	March 25, 2005

/s/ ROBERT A. SPASS* Robert A. Spass	Director	March 25, 2005

/s/ ROBERT F. WRIGHT* Robert F. Wright	Director	March 25, 2005

*/s/ DAVID L. ESLICK Attorney-in-Fact		March 25, 2005

U.S.I. HOLDINGS CORPORATION

Exhibit Index

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated May 31, 1994.

3.2*	Amendment to Certificate of Incorporation of U.S.I. Holdings Corporation dated December 18, 1995.

3.3*	Amendment to Certificate of Incorporation of U.S.I. Holdings Corporation dated July 30, 1997.

3.4*	Amendment to Certificate of Incorporation of U.S.I. Holdings Corporation dated March 12, 1998.

3.5*	Amendment to the Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated July 9, 1998.

3.6*	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated July 12, 1999.

3.7*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated September 17, 1999.

3.8*	Amended and Restated By-laws of U.S.I. Holdings Corporation.

3.9*	Amendment to Amended and Restated By-laws adopted December 27, 2001.

3.10*	Certificate of Retirement of U.S.I. Holdings Corporation dated August 26, 1998.

3.11**	Amendment to Amended and Restated By-Laws dated October 25, 2002.

3.12**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of U.S.I. Holdings Corporation dated October 16, 2002.

3.13***	Certificate of Elimination for Series B, C, D, E, F, G, H, I, J, K, L, M, N, O, P, Q, R, T, U, V, W, X and Y Preferred Stock.

4.1*(a)	Form of Common Stock Certificate of U.S.I. Holdings Corporation.

4.2*	Warrant Agreement of U.S.I. Holdings Corporation dated as of March 12, 1996.

4.3*	Warrantholders’ Agreement of U.S.I. Holdings Corporation dated as of March 12, 1996.

4.4*	Amendment to U.S.I. Holdings Corporation Warrant Agreement and Warrantholders’ Agreement effective as of September 17, 1999.

4.5*	Amendment to U.S.I. Holdings Corporation Warrant Agreement and Warrantholders’ Agreement dated as of April 26, 2002.

4.6*	Series W Warrant Agreement among U.S.I. Holdings Corporation and the parties signatory thereto dated as of September 17, 1999.

4.7*	Shareholders’ and Warrantholders’ Agreement among U.S.I. Holdings Corporation and the parties signatory thereto dated as of September 17, 1999.

4.8*	Amendment to Shareholders’ and Warrantholders’ Agreement among U.S.I. Holdings Corporation and the parties signatory thereto dated as of December 27, 2001.

4.9*(c)	Amendment to Warrantholders’ Agreement of U.S.I. Holdings Corporation.

4.10*(c)	Amendment to Warrantholders’ Agreement of U.S.I. Holdings Corporation.

Exhibit No.	Description

4.11*(c)	Amendment to Series W Warrant Agreement among U.S.I. Holdings Corporation and the parties signatory thereto.

4.12*(c)	Amendment to Shareholders’ and Warrantholders’ Agreement among U.S.I. Holdings Corporation and the parties signatory thereto.

10.1*	Credit Agreement among U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc. dated as of September 17, 1999.

10.2*	First Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc. dated as of March 27, 2000.

10.3*	Second Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of December 29, 2000.

10.4*	Third Amendment and Consent to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of April 17, 2001.

10.5*	Fourth Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of June 29, 2001.

10.6*	Fifth Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of December 31, 2001.

10.7*	Sixth Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc. dated as of April 16, 2002.

10.8*	Term Loan Agreement between USI Insurance Services Corp. and Zurich Services Corporation dated as of May 16, 2001.

10.9*	Subscription Agreement for Series Y Convertible Preferred Stock between U.S.I. Holdings Corporation and Sovereign Bancorp, Inc. dated as of January 16, 2002.

10.10*	Letter Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Securities (USA) Inc. dated as of December 21, 2001.

10.11*	Fee Letter between U.S.I. Holdings Corporation and Credit Lyonnais Securities (USA) Inc. dated as of December 21, 2001.

10.12*	Joint Venture Agreement between Maryland Casualty Company and USI of Illinois, Inc. dated as of April 16, 1998.

10.13*	Marketing and Servicing Agreement among U.S.I. Holdings Corporation, USI Insurance Services Corporation and Chase Insurance Agency, Inc. dated as of August 2, 1999.

10.14*	Marketing Contract between USI Insurance Services Corp. and Unum Life Insurance Company of America dated as of January 1, 2000.

10.15*	USI Marketing Support Agreement for Voluntary Benefits between USI Insurance Services Corp. and UnumProvident Corporation dated as of May 16, 2000.

10.16*	Environmental Placement Service Agreement between Chubb Financial Solutions Division of Federal Insurance Company and USI Insurance Services of Texas dated as of September 17, 2001.

Exhibit No.	Description

10.17*	USI Marketing Support Agreement between USI Insurance Services Corp. and UnumProvident Corporation dated as of November 13, 2001.

10.18*	Marketing and Servicing Agreement between USI Insurance Services Corp. and Sovereign Bank dated as of January 16, 2002.

10.19*	Referral Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of October 24, 2001.

10.20*	Amendment Number One to Referral Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of March 21, 2002.

10.21*	Services Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of December 21, 2001.

10.22*	Amendment Number One to Services Agreement between USI Insurance Services Corp. and Ceridian Corporation dated as of March 21, 2002.

10.23*	Stock Purchase Agreement between U.S.I. Holdings Corporation, USI Insurance Services Corp., USI Care Management, Inc., Texas Professional Administrators, Inc., USI Prescription Benefits Management Co. and CBCA Inc. dated as of April 1, 2002.

10.24*	Non-Negotiable Subordinated Promissory Note by CBCA Inc. payable to USI Insurance Services Corp. dated as of April 16, 2002.

10.25*	Restated and Amended Employment Agreement between USI Insurance Services Corp. and David L. Eslick dated as of January 22, 2002.

10.26*	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Edward J. Bowler dated as of January 22, 2002.

10.27*	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Ernest J. Newborn, II dated as of January 22, 2002.

10.28*	Separation Agreement between USI Insurance Services Corp. and Bernard H. Mizel dated as of January 23, 2002.

10.29*	Termination Agreement between USI Insurance Services Corp. and Loren Claypool dated as of February 1, 2002.

10.30*(a)	2000 Management Incentive Program of USI Insurance Services Corp.

10.31*(a)	U.S.I. Holdings Corporation 1995 Long Term Incentive and Share Award Plan.

10.32*(c)	U.S.I. Holdings Corporation 2002 Equity Incentive Plan.

10.33*	Current Share Appreciation Right Award Agreement.

10.34(a)*	Former Share Appreciation Right Award Agreement with Public Offering Exercise Event.

10.34(b)*(e)	Former Share Appreciation Right Award Agreement without Public Offering Exercise Event.

10.35*	Agreement among CBC Holding (Delaware) Inc., Chase Insurance Agency, Inc., U.S.I. Holdings Corporation and USI Insurance Services Corp. dated as of November 30, 1997.

10.36*	Amendment to Agreement among CBC Holding (Delaware) Inc., Chase Insurance Agency, Inc., U.S.I. Holdings Corporation and USI Insurance Services Corp. dated as of April 26, 2002.

10.37*	Form of Stock Subscription Agreement used in acquisition transactions.

10.38*(e)	U.S.I. Holdings Corporation Employee Stock Purchase Plan.

10.39*(b)	Settlement Agreement and Mutual Release between U.S.I. Holdings Corporation and Royal Indemnity Company dated as of June 7, 2002.

Exhibit No.	Description

10.40*(d)	Third Amendment to Refinancing Fee Letter between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., dated as of December 29, 2000.

10.41*(d)	Fee Letter between U.S.I. Holdings Corporation, Credit Lyonnais Cayman Island Branch and J.P. Morgan Chase Bank dated as of March 29, 2002.

10.42*	Amendment Number One to Stock Purchase Agreement between USI Insurance Services Corp., USI Care Management, Inc., Texas Professional Administrators, Inc., USI Prescription Benefits Management Co. and CBCA Inc., dated as of September 3, 2002.

10.43*(e)	Seventh Amendment to Credit Agreement between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch, the Chase Manhattan Bank and Chase Securities Inc., as amended, dated as of December 31, 2001.

10.44*(f)	Settlement Agreement between Gary J. Missigman and USI Northeast and U.S.I. Holdings Corporation solely as guarantor dated as of October 9, 2002.

10.45***	Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of November 1, 2002.

10.46***	Marketing and Distribution Agreement between U.S.I. Holdings Corporation and Minnesota Life Insurance Company dated as of November 7, 2002.

10.47***	Employment Agreement between USI Insurance Services Corp. and Thomas E. O’Neil dated as of December 1, 2002.

10.48***	Employment Agreement between USI Insurance Services Corp. and Jeffrey L. Jones dated as of December 1, 2002.

10.49***	Eighth Amendment and Consent to the Credit Agreement between U.S.I. Holdings Corporation, Credit Lyonnais Cayman Island Branch as Administrative Agent, J.P. Morgan Chase Bank as Syndication Agent and the Lenders named therein, dated as of January 31, 2003.

10.50***	Fee Letter between U.S.I. Holdings Corporation and J.P. Morgan Chase Bank dated as of January 31, 2003.

10.51***	Fee Letter between U.S.I. Holdings Corporation and Credit Lyonnais Cayman Island Branch dated as of January 31, 2003.

10.52****	Amendment to Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of June 2, 2003.

10.53****	Amendment to Employment Agreement between USI Insurance Services Corp. and Edward J. Bowler dated as of June 2, 2003.

10.54*****	Credit Agreement among U.S.I. Holdings Corporation and Various Lending Institutions, JP Morgan Chase Bank, Bank of America, N.A., Lasalle Bank National Association, Sun Trust Banks, Inc. and Fifth Third Bank dated as of August 11, 2003.

10.55	First Amendment to Credit Agreement, dated as of March 26, 2004, among U.S.I. Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc., the lenders from time to time party thereto, Bank of America N.A. and J.P. Morgan Chase Bank.

10.56	Second Amendment to Credit Agreement, dated January 11, 2005, among U.S.I. Holdings Corporation, J.P. Morgan Securities Inc., JPMorgan Chase Bank N. A. and the lenders from time to time party thereto.

10.57	Form of Restricted Stock Award Notice

10.58	Form of Stock Option Award Notice

Exhibit No.	Description

14.1******	U.S.I. Holdings Corporation Code of Ethics for Directors and Officers.

21.1	Subsidiaries of U.S.I. Holdings Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain Directors of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on April 30, 2002 (File No. 333-87258).
*(a)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on May 28, 2002 (File No. 333-87258).
*(b)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on July 3, 2002 (File No. 333-87258).
*(c)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on August 6, 2002 (File No. 333-87258).
*(d)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on August 30, 2002 (File No. 333-87258).
*(e)	Incorporated by reference to the Exhibits filed with Amendment No. 5 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on October 1, 2002 (File No. 333-87258).
*(f)	Incorporated by reference to the Exhibits filed with Amendment No. 6 to U.S.I. Holdings Corporation’s Registration Statement on Form S-1, filed on October 17, 2002 (File No. 333-87258).
**	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (Commission file number 000-50041).
***	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Annual Report on Form 10-K for the period ended December 31, 2002 (Commission file number 000-50041)
****	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission file number 000-50041)
*****	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (Commission file number 000-50041)
******	Incorporated by reference to the Exhibits filed with U.S.I. Holdings Corporation’s Annual Report on Form 10-K for the period ended December 31, 2003 (Commission file number 000-50041)