Form 10-Q
period 2005-03-31
USI HOLDINGS CORP
filed 2005-05-10
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-50041

USI Holdings Corporation

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

As of May 6, 2005, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 56,884,819 shares.

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

Forward-looking statements are not historical facts, but instead represent management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning us, including factors that potentially could materially affect our financial results, are contained in our filings with the SEC. Some factors include: our ability to meet our objective of growing cash earnings per share at least 15% per year; our ability to meet our objective of growing revenues organically and expand our margins; successful acquisition consummation and integration; errors and omissions claims; resolution of regulatory issues and other legal claims, including those related to compensation arrangements with insurance companies, the actual cost of resolution of contingent liabilities and passage of new legislation subjecting us to regulation in jurisdictions where we operate; determinations of effectiveness of internal control over financial reporting and disclosure controls and procedures; our ability to attract and retain key sales and management professionals; our level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; future expenses for integration and margin improvement efforts; and general economic conditions around the country. Our ability to grow has been largely attributable to acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 1. Financial Statements

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Per Share Data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,476	$2,886
Fiduciary funds - restricted	112,423	99,627
Premiums and commissions receivable, net of allowance for bad debts and cancellations of $5,751 and $4,762, respectively	194,055	202,448
Other	20,982	17,302
Deferred tax asset	21,209	10,287
Current assets held for discontinued operations	8,505	5,049

Total current assets	395,650	337,599
Goodwill	399,589	312,992
Expiration rights	298,624	239,717
Other intangible assets	50,704	46,659
Accumulated amortization	(177,453)	(170,626)

Expiration rights and other intangible assets, net	171,875	115,750
Property and equipment, net	25,489	24,692
Other assets	4,101	3,602
Other assets held for discontinued operations	5,203	5,435

Total Assets	$1,001,907	$800,070

Liabilities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$223,038	$226,748
Accrued expenses	79,932	48,203
Current portion of long-term debt	15,088	11,617
Other	19,655	14,782
Current liabilities held for discontinued operations	10,290	3,422

Total current liabilities	348,003	304,772
Long-term debt	228,907	144,707
Deferred tax liability	26,402	15,752
Other liabilities	7,630	6,745
Other liabilities held for discontinued operations	1,053	529

Total Liabilities	611,995	472,505

Commitments and contingencies
Stockholders’ equity:
Preferred stock—voting—par $.01, 87,000 shares authorized; no shares issued and outstanding	—	—
Common stock—voting—par $.01, 300,000 shares authorized; 56,465 and 51,453 shares issued, respectively	565	515
Common stock—non-voting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	651,633	590,251
Accumulated deficit	(252,902)	(253,877)
Less treasury stock at cost, 310 and 283 shares, respectively	(4,264)	(3,943)
Less unearned compensation, restricted stock	(5,120)	(5,381)

Total Stockholders’ Equity	389,912	327,565

Total Liabilities and Stockholders’ Equity	$1,001,907	$800,070

See notes to condensed consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenues:
Commissions and fees	$122,153	$91,544
Investment income	664	361

Total Revenues	122,817	91,905
Expenses:
Compensation and employee benefits	81,540	54,591
Non-cash stock-based compensation	318	—
Other operating expenses	26,401	18,772
Amortization of intangible assets	6,827	5,295
Depreciation	2,343	2,078
Interest	3,100	1,899

Total Expenses	120,529	82,635

Income from continuing operations before income tax expense	2,288	9,270
Income tax expense	990	3,896

Income from Continuing Operations	1,298	5,374
Loss from discontinued operations, net	(323)	(247)

Net Income	$975	$5,127

Per Share Data – Basic and Diluted:
Basic:
Income from continuing operations	$0.02	$0.11
Loss from discontinued operations, net	—	—

Net Income Per Common Share	$0.02	$0.11

Diluted:
Income from continuing operations	$0.02	$0.11
Loss from discontinued operations, net	—	—

Net Income Per Common Share	$0.02	$0.11

See notes to condensed consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Operating Activities
Income from continuing operations	$1,298	$5,374
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	6,827	5,295
Depreciation	2,343	2,078
Non-cash stock-based compensation	318	—
(Benefit from) provision for deferred income taxes	(1,097)	2,546
Gain (loss) on disposal of assets	4	(643)
Provision for bad debts and policy cancellations	1,350	105
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds-restricted	3,442	6,939
Premiums and commissions receivable	39,193	21,210
Other assets	(1,888)	4,577
Premiums payable to insurance companies	(43,148)	(25,286)
Accrued expenses and other liabilities	206	(15,906)

Net cash provided by continuing operating activities	8,848	6,289
Loss from discontinued operations, net	(323)	(247)
Changes in discontinued operating assets and liabilities	4,236	1,019

Net Cash Provided by Operating Activities	12,761	7,061

Investing Activities
Cash paid for businesses acquired and related costs	(86,602)	(5,157)
Cash obtained from businesses acquired	(1,955)	—
Purchases of property and equipment	(1,017)	(1,198)
Proceeds from sale of assets	4	548

Net cash used in continuing investing activities	(89,570)	(5,807)
Proceeds from sale of discontinued operations	2,067	—

Net Cash Used in Investing Activities	(87,503)	(5,807)

Financing Activities
Proceeds from issuance of long-term debt	90,000	—
Payments of long-term debt issuance costs	(777)	(415)
Payments of long-term debt	(11,255)	(4,459)
Proceeds from issuance of common stock	32,753	1,846
Payments for repurchases of common stock	(321)	—

Net cash provided by (used in) continuing financing activities	110,400	(3,028)
Payment of discontinued long-term debt	(68)	(373)

Net Cash Provided by (Used in) Financing Activities	110,332	(3,401)

Increase (decrease) in cash and cash equivalents	35,590	(2,147)
Cash and cash equivalents at beginning of period	2,886	45,695

Cash and Cash Equivalents at End of Period	$38,476	$43,548

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,971	$1,026
Cash paid for taxes	$1,222	$1,468
Supplemental schedule of non-cash activities:
Common stock issued for acquisitions, primarily intangibles	$28,547	$—
Long-term debt issued or assumed for acquisitions, primarily intangibles	$30,223	$—
Long-term debt issued for insurance premium financing	$4,441	$—
Long-term debt issued for capital lease financing	$3	$199
Other long-term debt issued primarily for earn-out payments	$481	$—

See notes to condensed consolidated financial statements.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

U.S.I. Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company) is a distributor of insurance and financial products and services primarily to small and mid-sized businesses. The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty property and casualty (P&C) insurance, individual and group health, life and disability insurance and core benefits (retirement services). The Specialized Benefits Services segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements include the accounts of U.S.I. Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Refer to the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional details of the Company’s financial position, as well as a description of the Company’s significant accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), “Share Based Payment,” (SFAS No. 123 R). SFAS No. 123 R requires companies to recognize in compensation expense the cost of employee services received in exchange for awards of equity based on the grant date fair value of those awards. SFAS No. 123 R supersedes SFAS No. 123, which allowed companies to choose between expensing such equity awards and disclosing only the pro forma effects of having done so. In April of 2005, the Securities and Exchange Commission delayed the required adoption date of SFAS No. 123 R, which is now effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. The Company will adopt SFAS No. 123 R effective January 1, 2006. The Company is currently evaluating the methodology for implementation of SFAS No. 123 R; however, had the Company adopted SFAS No. 123 R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, as described in the pro forma net earnings and earnings per share, disclosed below under “Stock Based Compensation” for each of the three months ended March 31, 2005 and 2004, respectively.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

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

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25. Under the intrinsic value method, compensation cost for stock options is recognized only to the extent the fair market value of the stock at grant date is in excess of the amount that the employee must pay to acquire the stock. To date, no compensation expense has been recorded for stock options since the market price at the date of grant equaled the amount the employee must pay. Additionally, in accordance with APB No. 25, compensation expense related to restricted stock is recorded ratably over the vesting period based on the fair market value on the date of grant.

The following table illustrates the effect on the Company’s operating results and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based compensation. Assumptions in the valuation model are consistent with those used for 2004 (please read Note 1 “Nature of Operations and Summary of Significant Accounting Policies” and Note 9 “Stock Option Plan” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004).

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$975	$5,127
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	179	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(661)	(236)

Pro forma net income	$493	$4,891

Earnings per share – basic and diluted:
As reported	$0.02	$0.11

Pro forma	$0.01	$0.11

Discontinued Operations

Certain amounts have been reclassified and presented in all periods as discontinued operations to reflect the decision announced in the fourth quarter of 2004 to sell three operations that either exhibited significant earnings volatility or that do not fit with the Company’s core business strategy (see Note 5 – “Discontinued Operations”).

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
December 31, 2004	$229,094	$37,582	$46,316	$312,992
Goodwill acquisitions/adjustments	85,670	102	825	86,597

March 31, 2005	$314,764	$37,684	$47,141	$399,589

Changes in goodwill arise primarily from acquisitions and contingent purchase price payments on previous acquisitions. The Company records contingent purchase price payments as adjustments to goodwill when determined. Goodwill adjustments may also arise from reclassifications with other intangible assets upon completion of acquisition asset valuations, divestitures and impairments.

The Company’s amortizable intangible assets by asset class are as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Amortization period
March 31, 2005
Expiration rights	$298,624	$(138,803)	$159,821	10 Years
Covenants not-to-compete	47,202	(38,650)	8,552	7 years
Other	3,502	—	3,502	5 years

Total	$349,328	$(177,453)	$171,875

December 31, 2004
Expiration rights	$239,717	$(132,504)	$107,213	10 Years
Covenants not-to-compete	43,600	(38,122)	5,478	7 years
Other	3,059	—	3,059	5 years

Total	$286,376	$(170,626)	$115,750

Amortization expense for amortizable intangible assets was $6,827 and $5,295 for the three months ended March 31, 2005 and 2004, respectively. Amortization expense for amortizable intangible assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $28,244, $25,853, $22,798, $19,976 and $16,227, respectively.

At March 31, 2005, other intangible assets are comprised of deferred financing costs related to the Company’s credit facility (see Note 4 – “Long-Term Debt”). The Company charged $278 and $207 to interest expense for the amortization of these costs in the three months ended March 31, 2005 and 2004, respectively.

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

There were no indicators of possible impairment in the Company’s goodwill and intangible assets during the three-month period ended March 31, 2005. The Company will complete its annual goodwill impairment test in the fourth quarter of 2005.

3. Acquisitions

During the three-month period ended March 31, 2005, the Company acquired the stock or substantially all of the assets of the following companies in exchange for its common stock, notes issued/assumed and cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations:

Name and effective date of acquisition	Common shares issued	Common share value	Cash paid/ to be paid	Debt issued/ assumed	Total purchase price	Contingent earn-out payables
Patterson//Smith Associates (PSA), 2/1/05	177,399	$2,000	$16,933	$2,000	$20,933	$—
Summit Global Partners (SGP), 2/3/05	2,368,143	26,547	69,346	28,223	124,116	—
Chase Insurance Agency (CIA), 3/21/05	—	—	1,000	—	1,000	3,699

Total	2,545,542	$28,547	$87,279	$30,223	$146,049	$3,699

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

Shares of the Company’s common stock issued in connection with these acquisitions were valued at the twenty-day average of the closing price of the shares three days prior to the effective date of the acquisition.

In connection with certain acquisitions, there are contingent purchase price payments, which are primarily based upon future earnings of the acquired entities. The contingent payments are not included in the purchase price that is recorded for these acquisitions at their respective acquisition dates because they are not fixed and determinable. Future payments made under these arrangements, if any, generally will be recorded as adjustments to goodwill when the amounts are determined. Additionally, the Company may acquire books of business from time to time, paying a percentage of retained revenues over a number of years. These contingent payments are typically in cash and are recorded to expiration rights when determinable. The aggregate amount of unrecorded contingent purchase price obligations for earn-outs and books of business as of March 31, 2005 is estimated to be between $7,390 and $17,722. These payments are expected to be made from 2005 through 2009. In the three months ended March 31, 2005, the Company made contingent purchase price payments or otherwise recorded obligations under contingent purchase price obligations of $337.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations:

	Insurance Brokerage
	PSA	SGP	CIA	Total
Current Assets	$8,002	$39,304	$—	$47,306
Fixed Assets	223	1,899	—	2,122
Other Long Term Assets	2	709	—	711
Expiration Rights	8,550	50,145	1,000	59,695
Covenants Not to Compete	500	3,134	—	3,634
Goodwill	11,013	74,547	—	85,560

Total Assets Acquired	$28,290	$169,738	$1,000	$199,028

Total Liabilities Assumed, Less Debt	$7,357	$45,622	$—	$52,979

Total Net Assets Acquired	$20,933	$124,116	$1,000	$146,049

Included in liabilities in the table above are $1,688 of acquisition-related expenses. Additionally, in 2005, the Company recorded goodwill and deferred tax liabilities in the Corporate segment of $672 and $153 related to these acquisitions and to other acquisition-related intangible adjustments, respectively.

These acquisitions allow the Company to enlarge its footprint in existing geographic locations and further extend its presence in the employee benefits and retail P&C insurance brokerage services industries. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to expiration rights and covenants not to compete, with the remaining balance to goodwill, in the amounts of $59,695, $3,634 and $85,650, respectively. Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations upon completion of an acquired asset valuation. The Company is currently in the process of performing asset valuations on its 2005 acquisitions and on some 2004 acquisitions. Accordingly, amounts preliminarily allocated to goodwill and other intangible assets may be adjusted throughout 2005 upon completion of the valuations. Such amounts may be material and would primarily represent reclassifications between goodwill and other intangible assets.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

The Company’s consolidated financial statements for the three months ended March 31, 2005 include the results of operations of these companies from the date of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2004:

	Three Months ended March 31,
	2005	2004
Total revenues	$132,713	$112,080

Income from continuing operations before income tax expense	5,207	12,874

Net income	3,015	6,640

Net income per share:
Basic	0.05	0.13
Diluted	0.05	0.13

Weighted-average shares outstanding:
Basic	54,866	49,341
Diluted	55,240	50,301

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2004, nor are they necessarily indicative of future operating results.

Expiration rights and covenants not to compete are amortized on a straight-line basis over a weighted average useful life of 10 years and 7 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. The Company reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of the most recent impairment review, the Company did not note any indicators that would cause a write-off of goodwill. Of the $85,560 of goodwill, $59,695 of expiration rights and $3,634 of covenants not to compete related to the 2005 acquisitions, $24,376, $18,980 and $772, respectively, are expected to be deductible for income tax purposes.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

4. Long-Term Debt

Long-term debt consists of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Senior Credit Facility:
Term loan	$213,125	$123,438
Revolving credit facility	—	5,000
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2010 at interest rates from 4% to 10%	23,202	23,073
Other long-term debt	7,668	4,813

Total debt	243,995	156,324
Current portion of long-term debt	(15,088)	(11,617)

Long-term debt	$228,907	$144,707

Substantially all of the assets of the Company are pledged as collateral against long-term debt.

In August 2003, the Company entered into a $155,000 senior secured credit facility with several lending institutions. The credit facility is structured as follows: a $30,000 revolving credit facility maturing in August 2007, and, initially, a $125,000 term loan, payable in quarterly installments that commenced on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to: (i) repay all amounts under the previously existing credit facility; (ii) repay a portion of certain notes issued for acquisitions; (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility; and (iv) for general corporate purposes. The Company incurred approximately $3,766 in fees and expenses related to the credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at our option, at a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At March 31, 2005, availability under the revolving credit facility was $28,200, having been reduced $1,800 for outstanding letters of credit.

On March 26, 2004, the Company executed a first amendment to its credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004. As amended, borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 5.25% at March 31, 2005.

On January 11, 2005, the Company received approval from its lending institutions for a second amendment to its credit facility, which allowed for a $90,000 increase to its existing term loan and a waiver and amendment of certain covenants. The incremental $90,000 term loan was issued under the same terms and conditions as the Company’s existing term loan and will mature contemporaneously in August, 2008. The proceeds were used to fund a portion of the SGP acquisition and for general corporate purposes. The second amendment provided for an amendment of the limitation on aggregate cash consideration and a waiver of the limitations on total consideration and permitted seller debt to allow for the acquisition of SGP. Further, the Company’s leverage ratio was amended to allow for the term loan increase, the SGP acquisition and certain one-time cash charges related to its margin improvement plan and acquisition integration costs.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

The credit facility contains various limitations, including limitations on the payment of dividends, buy-back of the Company’s common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each subsidiary guarantees the Company’s obligations under the credit facility. At March 31, 2005, the Company was in compliance with all such covenants.

5. Discontinued Operations

In December 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in the Company’s Insurance Brokerage and Specialized Benefits Services segments that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. As a result of this action, the Company classified these entities as discontinued operations.

On January 2, 2005, the Company entered into an agreement that sold substantially all of the assets of its Ocala, Florida operation for cash of $2,065. On February 28, 2005, the Company entered into an agreement that sold substantially all of the assets of its Strategic Asset Management Group for cash of $2 and a promissory note of $424. The note bears interest at 5.25% and is due on March 1, 2009. The Company recorded a pre-tax gain on the sales of these operations of $1,295 in discontinued operations in the first quarter of 2005.

In the first quarter of 2005, in connection with the SGP acquisition, the Company classified as discontinued operations two newly acquired operations that were determined not to fit with the Company’s core business strategy. One of these operations was sold effective April 1, 2005 (see Note 11 – “Subsequent Events”).

The Company expects to sell the remaining two operations by the end of the third quarter of 2005.

The assets and liabilities of discontinued operations at March 31, 2005 and December 31, 2004 are as follows:

	March 31 2005	December 31 2004
Assets
Cash and cash equivalents	$1,936	$770
Premiums and commissions receivable	6,187	3,754
Other current assets	382	525

Total Current Assets	8,505	5,049

Intangible assets, net	1,010	1,798
Property and equipment, net	257	200
Other assets	3,936	3,437

Total Other Assets	5,203	5,435

Total Assets	$13,708	$10,484

Liabilities
Premiums payable to insurance companies	$4,143	$155
Accrued expenses	1,121	1,136
Current portion of long-term debt	2,056	2,083
Other current liabilities	2,970	48

Total Current Liabilities	10,290	3,422

Long-term debt	—	529
Other liabilities	1,053	—

Total Other Liabilities	1,053	529

Total Liabilities	$11,343	$3,951

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

The results of discontinued operations for the three months ended March 31, 2005 and 2004 are as follows:

	March 31 2005	March 31 2004
Revenues	$2,095	$950

Expenses
Compensation and employee benefits	1,203	807
Other operating expenses	1,246	288
Amortization of intangible assets	49	139
Depreciation	14	23
Interest	44	63

Total Expenses	2,556	1,320

Loss from discontinued operations	(461)	(370)
Income tax benefit	(138)	(123)

Loss from discontinued operations, net	$(323)	$(247)

6. Common Stock

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

On December 20, 2004, the Company announced that its Board of Directors authorized an expanded stock repurchase program that permits it to purchase shares of its common stock up to certain limits set forth within its credit facility. The Company had the capacity under the credit facility to purchase up to $11,125 in 2004, but did not purchase any shares in 2004. The Company has the capacity under its credit facility to purchase up to $9,723 of its common stock during 2005.

During the three month period ended March 31, 2005, the Company purchased 27,799 shares of its common stock on the open market at a total cost of $321.

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

7. Segment Reporting

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

The following tables show the income (loss) from continuing operations before income taxes for the three months ended March 31, 2005 and 2004:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2005
Revenues	$115,854	$6,703	$260	$122,817
Expenses	93,945	5,769	8,227	107,941
Depreciation and amortization	8,003	805	362	9,170
Interest	288	104	2,708	3,100
Non-cash stock-based compensation	245	7	66	318

Income (loss) from continuing operations before income taxes	$13,373	$18	$(11,103)	$2,288

2004
Revenues	$89,987	$1,785	$133	$91,905
Expenses	64,985	2,869	5,509	73,363
Depreciation and amortization	6,602	321	450	7,373
Interest	235	65	1,599	1,899

Income (loss) from continuing operations before income taxes	$18,165	$(1,470)	$(7,425)	$9,270

	March 31, 2005	December 31, 2004
Segment Assets:
Insurance Brokerage	$813,559	$652,625
Specialized Benefits Services	84,428	85,017
Corporate	90,212	51,944

Total assets for use in continuing operations	988,199	789,586
Reconciling items:
Assets held for discontinued operations	13,708	10,484

Total Assets	$1,001,907	$800,070

8. Contingencies

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

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

Since October, 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. The Company has received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. The Company has also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information. The Company has also been informed that it may receive a subpoena from the Florida Department of Financial Services. While these investigations are continuing and the ultimate outcome cannot be predicted, the investigations center upon, among other items, allegations of bid rigging, tying arrangements and other fraudulent or unlawful business practices. The Company has cooperated fully with these requests and will continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests.

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

On October 28, 2004, the Company announced that recent developments in the insurance industry had caused management to conclude that contingent commission arrangements, as presently known within the industry, may ultimately not continue in their present form and that the Company intended to conduct its future affairs with that assumption in mind. Since the October 2004 announcement, the Company has received, and is continuing to receive, contingent commissions under its arrangements in place for 2004. Additionally, the Company’s carriers with whom it has historically had contingent arrangements have tendered, or based upon present information intend to tender, their 2005 contingent commission agreements in a form and structure generally consistent with the Company’s prior agreements. While the Company is not able to predict whether regulatory, market or other external forces will ultimately cause contingent commission arrangements to cease or be substantively restructured, management does expect to receive contingent commissions for arrangements established in 2005. The Company’s revenues and income from continuing operations before income taxes from contingent commissions were $18,979, $17,695 and $14,663 for 2004, 2003 and 2002, respectively.

Opticare Health Systems Litigation. The Company has been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged “bid rigging” in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (RICO) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes, breach of fiduciary duty and unjust enrichment. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. The Company is also a defendant in three “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853, and during April, 2005, it was served in another copy-cat class action lawsuit, captioned Palm Tree Computers Systems, Inc et ano v. Ace, USA et al and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, Class Representation, No. 05-CA-373-16-W, that this action has been removed to the United States District Court for the

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing by the Company. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Palm Tree lawsuit has also recently been transferred to the same court for the same purposes. The Company intends to defend itself vigorously against the claims made in these actions and has not recorded a loss contingency for any of these lawsuits as it believes the probability of exposure to a loss is remote.

Near North Insurance Litigation (Near North). In October 2002, a group of affiliated plaintiffs, who are competitors of the Company in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers and employees who previously worked for one of the plaintiffs, various other third-party individuals and an insurance brokerage. Plaintiffs’ complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for, among other things, tortious interference with clients, violation of state trade secrets laws and civil conspiracy. The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against the Company and its officers and employees for failing to meet Illinois pleading requirements, and the court gave plaintiffs an additional opportunity to attempt to meet those requirements. In December 2003, plaintiffs filed a third amended complaint, and in February 2004, the Company filed another motion to dismiss all claims asserted against the Company and its officers and employees based on several grounds, including the grounds previously accepted by the court. On October 1, 2004, the Illinois court again dismissed all of the claims asserted against the Company and its officers and employees. A hearing was held before the Illinois court on October 15, 2004 at which the judge ruled that the plaintiffs could not seek to replead certain claims against the Company. However, as to certain remaining claims, the judge granted leave to file a fourth amended pleading against the Company and its officers and employees.

Plaintiffs filed a fourth amended complaint which failed to state any amended claims against the Company, and the Company has filed a motion to dismiss that complaint. The Company is vigorously defending the Near North action, as it believes the plaintiffs’ allegations against the Company have no merit.

9. Integration Efforts, Margin Improvement Plan and Other Accruals

In the fourth quarter of 2004, the Company announced that its Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this plan, the Company recorded expense of $12,371 in the fourth quarter of 2004. The expenses related to employee severance and related benefits for 28 employees of $3,384, facilities closures of $3,444, the modification of 34 sales professionals’ agreements of $2,893 and service contract termination fees of $2,650.

In the first quarter of 2005, the Company recorded an additional $2,478 in expenses primarily for employee severance and related benefits in connection with the margin improvement plan.

Also during the first quarter, the Company recorded expenses of $8,122 related to the restructuring of certain SGP sales professionals’ and executives’ employment agreements. In exchange for cash and/or restricted stock consideration, existing employment agreements were amended to conform to the Company’s standard compensation structure for sales professionals and regional executives.

For the three months ended March 31, 2005 and 2004, the Company recorded charges of $16 and $64, respectively, for severance costs related to its corporate office move from San Francisco to New York.

The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated employee severance liability	Compensation restructuring liability	Terminated office lease costs liability	Total
Liability at December 31, 2004	$3,677	$2,894	$3,444	$10,015
Margin improvement plan addition	2,364	120	(6)	2,478
Integration expense addition	16	8,122	—	8,138
Paid in 2005 (deduction)	(1,550)	(2,295)	(1,759)	(5,604)

Liability at March 31, 2005	$4,507	$8,841	$1,679	$15,027

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

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

Of the $10,616 in expense recorded in the first quarter of 2005, $2,358 related to an exit activity, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table summarizes transactions related to this exit activity:

	Terminated employee severance liability	Terminated office lease costs liability	Total
Liability at January 1, 2005	$2,344	$3,444	$5,788
Expense related to exit activity (addition)	2,364	(6)	2,358
Amount paid related to exit activity (deduction)	(1,350)	(1,759)	(3,109)

Liability at March 31, 2005	$3,358	$1,679	$5,037

Expense related to this exit activity by reportable segment is as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
Expense related to exit activity	$2,276	$82	$—	$2,358

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
Numerator:
Income from continuing operations	$1,298	$5,374
Loss from discontinued operations, net	(323)	(247)

Numerator for basic earnings per share-income available to common stockholders	$975	$5,127

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	53,928	46,795
Dilutive effect of stock options and warrants using treasury stock method	374	960

Weighted-average shares outstanding used in calculation of diluted earnings per share	54,302	47,755

Earnings per share - basic:
Income from continuing operations	$0.02	$0.11
Income from discontinued operations, net	—	—

Net Income	$0.02	$0.11

Earnings per share - diluted:
Income from continuing operations	$0.02	$0.11
Income from discontinued operations, net	—	—

Net Income	$0.02	$0.11

U.S.I. HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

Basic earnings per share (“EPS”) is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased under the treasury stock method to include the number of additional common shares that would have been outstanding if dilutive potential common shares, such as options, had been exercised.

11. Subsequent Events

CEO Employment Agreement Amendment

On April 26, 2005, the Company entered into an Amendment to Restated and Amended Employment Agreement (the “Amendment”) with its Chairman, Chief Executive Officer and President, David L. Eslick. Pursuant to the terms of the Amendment, the Company and Mr. Eslick mutually agreed to amend the terms of his existing Restated and Amended Employment Agreement in the following respects: (i) the Company and Mr. Eslick mutually agreed to change the governing law provision from the State of California to the State of New York; (ii) Mr. Eslick agreed to delete the provision relating to the relocation of the corporate office from San Francisco as one of the circumstances giving him the ability to terminate the Restated and Amended Employment Agreement with good reason; and (iii) Mr. Eslick is subject to a non-competition obligation to the Company for a period of one year after the effective date on which his employment with the Company terminates. In consideration for the additional obligations under the Amendment, the Company agreed to pay Mr. Eslick $250 in cash, less applicable tax withholding, and a number of shares of restricted stock of the Company pursuant to the Company’s 2002 Equity Incentive Plan with a fair market value of $250, determined based on the closing price of the Company’s common stock on the date of the Amendment (the “Stock Award”), each within fourteen (14) and ten (10) business days of the date of the Amendment, respectively. One third of the Stock Award vests on the third anniversary of the date of the Amendment, and an additional one third will vest on each of the fourth and fifth anniversaries of the date of the Amendment. The Stock Award will become immediately vested, however, if Mr. Eslick’s existing Restated and Amended Employment Agreement is terminated for any reason other than a voluntary termination of employment by Mr. Eslick without good reason.

Summit Global Partners Payments

On April 29, 2005, the Company made total payments of $24,844 in cash and stock to various SGP employees in settlement of amounts due them under a pre-acquisition bonus plan and, for some employees, in consideration of amendments to their employment agreements to reset their compensation to the Company’s standard form of agreement.

The payments under the bonus plan were $16,860 and were paid in equal amounts of cash and the Company’s common stock. Pursuant to the merger agreement, on April 29, 2005, the Company registered 734,961 shares of its common stock on Form S-8 registration statement, which are issuable pursuant to the bonus plan. The payments in consideration of the employment agreements amounted to $7,984 and were paid in cash.

S-3 Registration Statement

On April 29, 2005 the Company registered 2,409,034 shares of its common stock on a Form S-3 registration statement pursuant to the SGP acquisition. The consideration paid to certain stockholders of SGP and certain option holders and warrant holders of SGP included 2,368,143 shares of the Company’s common stock. On April 9, 2004, the Company entered into an agreement and plan of merger relating to the acquisition of Dodge Warren & Peters Insurance Services, Inc. (“DWP”). The consideration paid to certain stockholders of DWP included 956,073 shares of the Company’s common stock, some of whom received piggyback registration rights in connection with a subsequent registration of the Company’s common stock, to the extent that such stockholders elected to do so. In the SGP transaction, the Company agreed to file a registration statement with the SEC covering the resale of these shares of common stock upon the consummation of the transaction. As a consequence of such obligation, the Company became obligated to include in the Form S-3 statement the shares of common stock held by the former DWP stockholders who elected to have their common stock registered in the Form S-3.

Sale of Troy, Michigan Office

On April 1, 2005, the Company entered into an agreement that sold substantially all of the assets of its Troy, Michigan office in exchange for a promissory note of $969. The note bears interest at 5.25% and is due on July 1, 2010.

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

We have two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. See discussion under “Results of Operations” below.

Insurance Industry Investigations and Related Developments

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance. On the basis of present information, anticipated insurance coverage and advice received from counsel, it is management’s opinion that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on our consolidated financial position or results of operations. However, to the extent additional information arises or our strategies change, it is possible that the outcome of these claims, lawsuits or proceedings could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period.

Since October, 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. We have received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. We have also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information. We have also been informed that we may receive a subpoena from the Florida Department of Financial Services. While these investigations are continuing and the ultimate outcome cannot be predicted, the investigations center upon, among other items, allegations of bid rigging, tying arrangements and other fraudulent or unlawful business practices. We have cooperated fully with these requests and will continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests. For example, in recent months requests from the Office of the Attorney General of the State of New York have sought information regarding our New York benefits business, and our outside counsel is working with personnel in that business unit to respond to the requests.

In addition to the state Attorney General investigations described above, a number of state departments of insurance have begun inquiries into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. We have received and responded, or are in the process of responding, to inquiries from insurance regulators in several states.

We cannot currently predict the impact or resolution of these matters or reasonably estimate a range of possible loss, which could be material, and the resolution of these matters may harm our business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on our consolidated financial condition.

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of New York against Marsh and McLennan Companies, Inc., we retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of our operations. Since that time, Akin Gump has assisted us in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of our employees, including corporate management, and is continuing its review of documents. We are continuing to review our business and expect that our review will not only address the area that the regulators are examining, but will also help us evaluate where we can make additional operational or business practice changes or improvements.

On October 28, 2004, we announced that recent developments in the insurance industry had caused management to conclude that contingent commission arrangements, as presently known within the industry, may ultimately not continue in their present form and that we intended to conduct our future affairs with that assumption in mind. Since the October 2004 announcement, we have received, and are continuing to receive, contingent commissions under our arrangements in place for 2004. Additionally, our carriers with whom we have historically had contingent arrangements have tendered, or based upon present information intend to tender, their 2005 contingent commission agreements in a form and structure generally consistent with our prior agreements. While we are not able to predict whether regulatory, market or other external forces will ultimately cause contingent commission arrangements to cease or be substantively restructured, management does expect to receive contingent commissions for arrangements established in 2005. Our revenues and income from continuing operations before income taxes from contingent commissions were $19.0 million, $17.7 million and $14.7 million for 2004, 2003 and 2002, respectively.

Opticare Health Systems Litigation. We have been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged “bid rigging” in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (RICO) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes, breach of fiduciary duty and unjust enrichment. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. We are also a defendant in three “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853, and during April, 2005, we were served in another “copy-cat “class action lawsuit, captioned Palm Tree Computers Systems, Inc et ano v. Ace, USA et al and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, Class Representation, No. 05-CA-373-16-W, that this action has been removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing by us. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Palm Tree lawsuit has also recerntly been transferred to the same court for the same purposes We intend to defend ourselves vigorously against the claims made in these actions and we have not recorded a loss contingency for any of these lawsuits as we believe the probability of exposure to a loss is remote.

Near North Insurance Litigation (Near North). In October 2002, a group of affiliated plaintiffs who are our competitors in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against us and two of our Illinois-based and one of our California-based officers and employees who previously worked for one of the plaintiffs, various other third-party individuals, and an insurance brokerage. Plaintiffs’ complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for, among other things, tortious interference with clients, violation of state trade secrets laws and civil conspiracy. We, our officers and employees asserted various defenses to this action, and our insurance carriers are involved in the defense of the litigation. In March 2003, our California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against us and our officers and employees for failing to meet Illinois pleading requirements, and the court gave plaintiffs an additional opportunity to attempt to meet those requirements. In December 2003, plaintiffs filed a third amended complaint, and in February 2004, we filed another motion to dismiss all claims asserted against us and our officers and employees based on several grounds, including the grounds previously accepted by the court. On October 1, 2004, the Illinois court again dismissed all of the claims asserted against us and our officers and employees. A hearing was held before the Illinois court on October 15, 2004 at which the judge ruled that the plaintiffs could not seek to replead certain claims against us. However, as to certain remaining claims, the judge granted leave to file a fourth amended pleading against us and our officers and employees.

Plaintiffs filed a fourth amended complaint which failed to state any amended claims against us, and we have filed a motion to dismiss that complaint. We are vigorously defending the Near North action, as management believes the plaintiffs’ allegations against us have no merit.

Market

Property & Casualty

Insurance premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. From 1987 through 1999, the commercial P&C insurance industry was generally in a “soft market,” which is an insurance market characterized by a period of declining premium rates, which negatively affected commissions earned by insurance brokers. Years of underwriting losses for insurance companies, combined with the downward turn in the equity markets and interest rates, caused insurers to increase premium rates starting in mid- to late 2000, creating what we call a “hard market.” A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in the largest insurance loss in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These trends negatively impacted our revenues. The hard market, for many lines of insurance, began to slow in the second half of 2002. In the second half of 2003, premiums in most P&C lines of insurance began to flatten or decrease, with some, such as property, by as much as 20%. In 2004 and through the first quarter of 2005, the soft market persisted, negatively affecting brokers’ revenue. The competitive pricing dynamic is consistent throughout most account sizes and most geographic regions. We are not able to predict whether the soft market will continue; however, if it does, our P&C insurance brokerage revenues may continue to be negatively impacted.

Health & Welfare

Premium rates in the health insurance industry have generally realized a consistent upward trend due to increasing health care delivery costs. From 2000 to 2003, however, the upward trend in health care insurance premiums was somewhat offset by the impact of the economic downturn and its resulting negative impact on business and employment levels at our customers. Additionally, reduced discretionary spending by our corporate clients has led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Decreases in balances of assets invested within our clients’ retirement benefit plans and on new investments into those plans, on which we are paid commissions, have negatively impacted our retirement services business. Our Health & Welfare business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market increases both existing assets under management and new investments. In 2003, we saw the signs of an improving economy, although we did not see the benefits of sustained growing labor ranks or increased spending on benefits as employers continued to mitigate medical cost increases. The economy in 2004 was generally flat with the exception of positive growth in employment, which, in the second half of 2004 and through the first quarter of 2005, drove strong growth in our Health & Welfare revenues. Employers, however, are still struggling with medical inflation, resulting in continued benefit reductions and cost-shifting to employees. This unfavorable dynamic for the benefits brokerage business has led to greater opportunity, however, in our workplace marketing business, which is aided by the trend to defined contribution health-care where employees direct their benefit dollars to purchase voluntary benefits a la carte. While we cannot predict whether the economy will improve or if employment and spending on employee benefits will increase, if they do, then our Health & Welfare revenue may be positively impacted.

Primary Financial Measures

The financial measures that we use to evaluate our performance are:

•	Organic Revenue, which excludes the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses during the twelve months following acquisition or divestiture;

•	Operating Income, which is revenues, less compensation and employee benefits, stock-based compensation, other operating expenses and depreciation. Compensation and employee benefits and other operating expenses are adjusted to exclude expenses related to our margin improvement plan and acquisition integration efforts which management does not consider indicative of our run-rate, or normal operating expenses;

•	Operating Margin, which we define as Operating Income as a percentage of total revenues; and

•	Cash earnings per share, which we define as income from continuing operations adjusted for expenses related to integration efforts, the margin improvement plan and other charges, plus amortization of intangible assets on a diluted per share basis.

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

We strongly urge investors or potential investors in our stock to review the calculation of Operating Income and Operating Margin and Organic Revenue and the related reconciliation to GAAP financial measures in “Results of Operations” below.

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

We monitor and manage to a number of different operating statistics including, but not limited to, sales opportunities by producer, cross-selling within our 400 largest accounts, client retention rates and revenue mix by operating company. All of these metrics are tracked and reported monthly and form the basis of our agenda, among other items, for our monthly operations meetings with each of our business unit executive management teams.

Margin Improvement

We are focused on increasing margins by restructuring the mix of incentive versus guaranteed compensation, consolidating office space and back-office processes, standardizing our sales professionals’ compensation formula, implementing best practices in operations, leveraging our purchasing power and lowering the cost of our information technology through the consolidation of data centers. We benchmark all expense categories and work with operating company management to develop and implement remediation plans for business units performing below our standards. Additionally, we continue to capitalize on opportunities to leverage our corporate and other fixed costs across a greater revenue base by acquiring “fold-in” and other accretive businesses within our current geographic footprint.

In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, we recorded expense of $12.4 million for employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In the first quarter of 2005, we recorded an additional expense of $2.5 million for employee severance and related benefits of $2.4 million and the modification of one sales professional’s agreement of $0.1 million.

Acquisition Strategy

In most acquisitions, we issue a combination of cash, seller notes and common stock. We also frequently structure our acquisition agreements to include purchase price payments contingent upon reaching specified financial targets, commonly referred to as “earn-outs,” which are paid in a combination of cash, seller notes and common stock and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain financial targets. All acquisitions greater than $5 million in aggregate purchase price require approval of our Board of Directors and, if greater than $1.5 million in aggregate purchase price, also require that we give notice to our bank lenders. Please read Note 3—”Acquisitions” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for more information on acquisitions.

We centrally manage our target acquisitions from the point of initial contact through the process of integration within our operations. We only consider transactions that are accretive to our cash earnings per share, and sellers generally must take a portion of their purchase price in our common stock. All acquisitions are subject to a due diligence process, including an introduction to our culture and business strategy, the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand only within our current geographic footprint of operations to maximize efficiencies and continue to build-out the balanced revenue mix of P&C and Health & Welfare business; however, we will consider strategic opportunities in new geographies if they are compelling.

On February 1, 2005, we acquired Patterson//Smith Associates (“PSA”), an insurance brokerage operation. The aggregate preliminary purchase price of approximately $20.9 million, consisting of cash of $16.9 million, shares of our common stock valued at $2.0 million and debt issued of $2.0 million, was allocated primarily to goodwill and other intangible assets. This acquisition will be included in the Insurance Brokerage segment.

On February 3, 2005, we acquired Summit Global Partners, Inc. (“SGP”), an insurance brokerage operation. The aggregate preliminary purchase price of approximately $124.1 million, consisting of cash of $69.4 million, shares of our common stock valued at $26.5 million and assumed liabilities of $28.2 million, was allocated primarily to goodwill and other intangible assets. This acquisition will be included in the Insurance Brokerage segment.

On March 21, 2005, we acquired a book of business from Chase Insurance Agency, Inc. The aggregate preliminary purchase price of approximately $1.0 million, consisting solely of cash, was allocated to expiration rights.

Quarterly Fluctuations

Our quarterly revenues and Operating Income may be volatile. This is attributable to the following:

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

Quarterly fluctuations in revenues and Operating Income make our performance less predictable than our peers who have less life insurance, core benefits and specialized benefits revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits Services segment, makes comparisons of any period of less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as negotiating alternative commission schedules with insurance companies on products that have historically paid most commissions in the first policy year, diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year and divesting significantly volatile non-core business. We continue to focus on strategies that will provide a more predictable revenue stream; however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability.

Critical Accounting Estimates and Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of our accounting policies require management’s judgment to estimate values of assets, liabilities, revenues or expenses. In addition, it may require significant judgment to apply complex principles of accounting to certain transactions, such as acquisitions, to determine the most appropriate accounting treatment. We believe the following significant accounting estimates and policies are material to our financial condition or results of operations and are subject to a higher degree of subjectivity and/or complexity. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If actual performance should differ from historical experience or if our assumptions were to change, it may materially impact our financial condition and results of operations.

Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 for a description of other significant accounting policies.

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

We record fees and/or commissions related to benefit enrollment services when earned. We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment, we record an estimate of first year fee and/or commission income less an estimate of policy cancellations. The allowance for estimated policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $2.3 million at both March 31, 2005 and December 31, 2004.

We maintain an allowance for bad debts and estimated policy cancellations on our Insurance Brokerage business based on our premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowances and make adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition and which may have a negative impact on our financial position or results of operations. The allowance for estimated policy cancellations on insurance brokerage business is established through a charge to revenue and receivables and was $1.0 million and $0.9 million at March 31, 2005 and December 31, 2004, respectively. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition.

Goodwill and Other Intangible Assets Impairment

We assess the recoverability of our goodwill and other long-lived assets at least once a year or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the assets may not be recoverable. The carrying value of goodwill is evaluated at the segment level using an analysis to determine the fair value of the segment using both market valuation data, such as recent transaction multiples of revenue or Operating Income, and present value techniques. Reviews for triggering events are performed at the operating company level, one level below the segments, and require the use of management’s judgment. Other long-lived assets are evaluated at the operating company level, one level below our segments, which is our determination of the lowest level of meaningful cash flows. Reviews for triggering events require the use of management’s judgment. Upon identification of a triggering event, we perform further analysis using discounted cash flows or other market valuation data to determine if the carrying value of an asset is impaired. Both methods require substantial judgment. If, as a result of an impairment review, we find that the carrying value of an asset is in excess of the fair value, we would be required to take a charge against current earnings.

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

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carry-forwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our accrued liabilities are smaller than their book bases. Similarly, we have a DTL because the book basis of our goodwill exceeds its tax basis. Carry-forwards primarily include items such as net operating losses (“NOLs”), which can be carried forward subject to certain limitations. A summary of the significant DTAs and DTLs relating to our temporary differences and carry-forwards is included in Note 10, “Income Taxes” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Prior to the fourth quarter of 2003, we carried a valuation allowance for our net DTA based on our history of net losses and the resulting uncertainty as to whether we would generate enough taxable income in the future to utilize our DTA. In the fourth quarter of 2003, based on five consecutive quarters of profitability, our improved financial condition following our initial public offering, restructuring our credit facility and on forecasted future results, management determined that it is more likely than not that our DTA will be realized in future periods so we reversed the valuation allowance resulting in a deferred income tax benefit. In the event of adverse developments in our projections of taxable income or if our estimates and assumptions were to change, management might be required to reach a different conclusion about the realization of our DTA and re-establish a valuation allowance through a charge to earnings.

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

Results of Operations

A reconciliation of Operating Income to Net income in accordance with GAAP.

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Total Revenues	$122,817	$91,905

Compensation and Employee Benefits	70,934	54,591
Other Operating Expenses	26,407	18,772
Non-cash Stock-Based Compensation	318	—
Depreciation	2,343	2,078

Operating Income	22,815	16,464

Amortization of Intangible Assets	6,827	5,295
Interest	3,100	1,899
Margin Improvement Plan Expense	2,478	—
Acquisition Integration Expense	8,122	—

Income From Continuing Operations Before Income Tax Expense	2,288	9,270
Income Tax Expense	990	3,896

Income From Continuing Operations	1,298	5,374
Loss From Discontinued Operations, Net of Income Taxes	(323)	(247)

Net Income in accordance with GAAP	$975	$5,127

A Calculation of Organic Revenue Growth/Decline:

	For the Three Months Ended March 31,
	Revenues		Change		Adjustment for Net Acquired Businesses	Organic Growth/Decline
	2005	2004	Amount	Percent
Consolidated
Commissions and Fees – Property & Casualty	$61,148	$45,859	$15,289	33.3%	$(16,742)	(3.2)%
Commissions and Fees – Benefits	42,159	31,058	11,101	35.7%	(8,451)	8.5%

Total Commissions and Fees	103,307	76,917	26,390	34.3%	(25,193)	1.6%

Contingents and Overrides	18,001	13,459	4,542	33.7%	(5,034)	(3.7)%
Other Income	1,509	1,529	(20)	(1.3)%	301	18.4%

Total Revenues	$122,817	$91,905	$30,912	33.6%	$(29,926)	1.1%

Insurance Brokerage
Commissions and Fees – Property & Casualty	$61,148	$45,859	$15,289	33.3%	$(16,742)	(3.2)%
Commissions and Fees – Benefits	35,476	29,274	6,202	21.2%	(4,831)	4.7%

Total Commissions and Fees	96,624	75,133	21,491	28.6%	(21,573)	(0.1)%

Contingents and Overrides	17,983	13,459	4,524	33.6%	(5,034)	(3.8)%
Other Income	1,247	1,395	(148)	(10.6)%	301	11.0%

Total Revenues	$115,854	$89,987	$25,867	28.7%	$(26,306)	(0.5)%

Specialized Benefits Services
Commissions and Fees – Benefits	$6,683	$1,784	$4,899	274.6%	$(3,620)	71.7%
Contingents and Overrides	18	—	18	—	—	n/m
Other Income	2	1	1	100.0%	—	100.0%

Total Revenues	$6,703	$1,785	$4,918	275.5%	$(3,620)	72.7%

Corporate
Other Income	$260	$133	$127	95.5%	—	95.5%

Total Revenues	$260	$133	$127	95.5%	—	95.5%

We present Operating Income because we believe that it is a relevant and useful indicator of our operating profitability. We believe Operating Income is relevant due to our leveraged capital structure and resulting significant amount of interest expense and due to our acquisition strategy and resulting significant amount of amortization of intangible assets. We present Operating Margin because we believe it is a relevant and useful indicator in understanding how we view our operating efficiency. We present Organic Revenue Growth and feel it is relevant because it allows us to discern year-over-year growth in revenues related to the success or failure of our ability to execute on our sales and client retention strategies.

We understand that analysts and investors regularly rely on non-GAAP financial measures, such as Operating Income and Operating Margin to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. Additionally, investors use Organic Revenue Growth to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue growth to that of its peers. Operating Income and Operating Margin may be helpful in reflecting our operating performance in a manner that may not otherwise be apparent when relying solely on GAAP financial measures, because Operating Income and Operating Margin eliminate from earnings financial items that have less bearing on our operating performance. Organic Revenue Growth may be helpful by eliminating the impact of acquired revenue from internally generated revenue growth.

Revenues. Revenues increased $30.9 million, or 33.6%, to $122.8 million for the three months ended March 31, 2005, from $91.9 million for the three months ended March 31, 2004. Organic revenue growth was 1.1%. Of the $30.9 million in revenue growth, $29.9 million was due to prior year acquisitions, net of disposed businesses. The remaining $1.0 million in revenue growth was primarily comprised of organic growth in our benefits business of $2.7 million, partially offset by an organic decline in our P&C business and contingents of $1.9 million.

Compensation and Employee Benefits. Compensation and Employee Benefits, including Margin Improvement Plan expense and Acquisition Integration expense, increased $26.9 million, or 49.3%, to $81.5 million for the three months ended March 31, 2005, from $54.6 million for the three months ended March 31, 2004. The increase was due to $10.6 million in expense related to our margin improvement plan and to acquisition integration expense, as well as the items described below. Excluding the Margin Improvement Plan expense and the Acquisition Integration expense, Compensation and Employee Benefits increased $16.3 million, or 29.9%, to $70.9 million for the three months ended March 31, 2005, from $54.6 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, the increase was primarily due to the effect of acquisitions. As a percentage of revenues, Compensation and Employee Benefits, as adjusted, was 57.8% for the three months ended March 31, 2005, compared to 59.4% for the three months ended March 31, 2004. The decrease, as a percentage of revenues, was due to the positive impact of our margin improvement plan efforts and acquisitions, somewhat offset by $1.6 million in severance for the resignation of our Chief Operating Officer.

Other Operating Expenses. Other Operating Expenses increased $7.6 million, or 40.7%, to $26.4 million in the three months ended March 31, 2005, from $18.8 million for three months ended March 31, 2004. As a percentage of revenues, Other Operating Expenses were 21.5% for the three months ended March 31, 2005, compared to 20.4% for the three months ended March 31, 2004. The deterioration is due to a net increase of $1.2 million in expenses for both legal fees and associated costs related to the insurance industry investigation and Sarbanes-Oxley compliance and an increase in bad debt expense of $1.2 million.

Income From Continuing Operations. Income From Continuing Operations decreased $4.1 million to $1.3 million for the three months ended March 31, 2005, from $5.4 million for the three months ended March 31, 2004. Comparison of 2005 to 2004 is negatively affected by the $12.2 million in expense related to the integration of Summit, our margin improvement plan and severance for the resignation of our Chief Operating Officer. Additionally, other improvements in operating efficiency due to acquisitions and our expense mitigation efforts were somewhat offset by a net increase in expenses related to the Sarbanes-Oxley Section 404 project and the insurance industry investigations. The effective tax rate from continuing operations for the three months ended March 31, 2005, was 43.3% compared to 42.0% for the three months ended March 31, 2004. Income tax expense for the three months ended March 31, 2005 decreased $2.9 million to $1.0 million from $3.9 million for the three months ended March 31, 2004. The decrease is due to the lower income from continuing operations before income taxes.

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

We evaluate segment performance based on Revenues, Organic Revenue Growth, Operating Income and Operating Margin. Organic Revenue Growth, Operating Income and Operating Margin are not substitutes for other financial measures determined in accordance with GAAP. Because not all companies calculate these non-GAAP measures in the same fashion, these measures, as presented, are not likely to be comparable to other similarly titled measures of other companies.

Insurance Brokerage

	Three months ended March 31,
	2005	2004
	(Dollars in Thousands, except for percentages)
Revenue:
Property & Casualty	$79,667	$60,526
Group Employee Benefits	36,187	29,461

Total Revenues	115,854	89,987

Compensation and Employee Benefits	62,976	50,133
Other Operating Expenses	20,451	14,852
Non-Cash Stock-Based Compensation	245	—
Depreciation	1,860	1,540

Operating Income	$30,322	$23,462

Operating Margin	26.2%	26.1%
Income From Continuing Operations Before Income Taxes	$13,373	$18,165

Revenues in the Insurance Brokerage segment increased $25.9 million, or 28.7%, to $115.9 million for the three months ended March 31, 2005, from $90.0 million for the three months ended March 31, 2004. Of the $25.9 million increase in revenues, $26.3 million was the net impact of businesses acquired and divested in the prior twelve months. Organic revenue declined $0.4 million or 0.5% for the quarter. Included in the organic decline of $0.4 million is an increase in benefits revenue of $1.4 million, offset by declines in P&C and contingent revenues of $1.5 million and $0.5 million, respectively. The negative effect of rate and market conditions in our P&C business offset the growth in benefits for the quarter. P&C revenues represented 64.9% and 65.9% of our total consolidated revenues in three months ended March 31, 2005 and 2004, respectively, and Employee Benefits revenues represented 29.5% and 32.1% of our total consolidated revenues in three months ended March 31, 2005 and 2004, respectively.

Operating Income in the Insurance Brokerage segment increased $6.9 million or 29.2% to $30.3 million for the three months ended March 31, 2005 from $23.5 million for the three months ended March 31, 2004. Operating Margin in the Insurance Brokerage segment was 26.2% and 26.1% for the three months ended March 31, 2005 and 2004, respectively. The increase in Operating Income for the three months ended March 31, 2005 is due primarily to acquisitions and the positive impact of our margin improvement plan, offset by an increase in bad debt expense of $1.2 million. Operating Margin was flat due primarily to the positive effects of acquisitions and our margin improvement plan, offset by the increased bad debt expense, an organic decline in contingent commissions and the recording of non-cash stock-based compensation expense in 2005.

Income From Continuing Operations Before Income Taxes in the Insurance Brokerage segment was $13.4 million and $18.2 million for the three months ended March 31, 2005 and 2004, respectively. The decrease for the three months ended March 31, 2005 is due to the positive affects of acquisitions and our margin improvement plan, offset by $10.5 million in acquisition integration expenses ($8.1 million) and margin improvement plan expenses ($2.4 million) and increased bad debt expense.

Specialized Benefits Services

	Three months ended March 31,
	2005	2004
	(Dollars in Thousands, except for percentages)
Revenues	$6,703	$1,785

Compensation and Employee Benefits	3,334	1,775
Other Operating Expenses	2,353	1,094
Non-Cash Stock-Based Compensation	7	—
Depreciation	121	88

Operating Income (Loss)	$888	$(1,172)

Operating Margin	13.2%	(65.7)%
Income (Loss) From Continuing Operations Before Income Taxes	$18	$(1,470)

Specialized Benefits Services revenues increased $4.9 million, or 275.5%, to $6.7 million for the three months ended March 31, 2005, from $1.8 million for the three months ended March 31, 2004, due to the positive impact of acquisitions of $3.6 million and to organic growth of $1.3 million. Specialized Benefits Services revenues represented 5.5% and 1.9% of our total consolidated revenues for the three months ended March 31, 2005 and 2004, respectively.

Operating Income (Loss) in the Specialized Benefits Services segment increased $2.1 million to $0.9 million for the three months ended March 31, 2005 from $(1.2) million for the three months ended March 31, 2004. Operating Margin in the Specialized Benefits Services segment was 13.2% and (65.7)% for the three months ended March 31, 2005 and 2004, respectively. Operating Margin increased due to the positive impact of acquisitions and to organic growth in revenues.

Income (Loss) From Continuing Operations Before Income Taxes in the Specialized Benefits Services segment was $0.0 million and $(1.5) million for the three months ended March 31, 2005 and 2004, respectively. The increase for the three months ended March 31, 2005 is due to the items discussed above.

Corporate

	Three months ended March 31,
	2005	2004
	(Dollars in Thousands, except for percentages)
Revenues	$260	$133

Compensation and Employee Benefits	4,624	2,683
Other Operating Expenses	3,603	2,826
Non-Cash Stock-Based Compensation	66	—
Depreciation	362	450

Operating Loss	$(8,395)	$(5,826)

Percentage of Revenues	(6.8)%	(6.3)%
Loss From Continuing Operations Before Income Taxes	$(11,103)	$(7,425)

Revenues at the Corporate segment represent interest income.

Net Corporate expenses were $8.4 million and $5.8 million in the three months ended March 31, 2005 and 2004, respectively. As a percentage of consolidated revenues, net Corporate expenses were 6.8% and 6.3% in the three months ended March 31, 2005 and 2004, respectively. Included in net Corporate expenses in the three months ended March 31, 2005 is $1.6 million in severance and related benefits due to the resignation of our Chief Operating Officer and a net increase of $1.2 million in expenses related to the implementation of Sarbanes-Oxley Section 404 and for legal fees and associated costs related to the insurance industry investigations. These expenses were offset by a decrease in prior year costs related to the Corporate move of $0.5 million. Adjusting for the impact of these items, net Corporate expenses in the first quarter were approximately flat with the prior year and declined to 5.0% as a percentage of consolidated revenues.

Net Loss From Continuing Operations in the Corporate segment was $11.1 million and $7.4 million for the three months ended March 31, 2005 and 2004, respectively. The decline in 2005 is primarily due to the expenses noted above and an increase in interest expense of $1.1 million due to higher interest rates and increased borrowings.

Liquidity and Capital Resources

Our debt consists of the following:

	As of March 31, 2005	As of December 31, 2004
	(Dollars in Thousands)
Senior Credit Facility:
Term loan	$213,125	$123,438
Revolving credit facility	—	5,000
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2010	23,202	23,073
Other long-term debt, primarily capital leases	7,668	4,813

Total debt	243,995	156,324
Current portion of long-term debt	(15,088)	(11,617)

Long-term debt	$228,907	$144,707

In August 2003, we entered into a $155.0 million senior secured credit facility with several lending institutions. The credit facility was initially structured as follows: a $30.0 million revolving credit facility expiring in August 2007, and a $125.0 million term loan, payable in quarterly installments that commenced on October 31, 2003. The last quarterly installment is due in August 2008, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to (i) repay all amounts under the previously existing credit facility, (ii) repay a portion of certain notes issued for acquisitions, (iii) pay fees and expenses in connection with the credit facility including a prepayment penalty in connection with the prepayment of the previously existing credit facility and (iv) for general corporate purposes.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s Investor Service credit rating services at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At March 31, 2005, availability under the revolving credit facility was $28.2 million having been reduced by $1.8 million for outstanding letters of credit.

On March 26, 2004, we executed a first amendment to the credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004. As amended, borrowings under the term loan bear interest, at our option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 5.25% at March 31, 2005

The credit facility contains various limitations, including limitations on our ability to pay dividends, buy back our common stock and make other distributions to stockholders, borrowing and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees our obligations under the credit facility.

On March 26, 2004, we executed a first waiver to the credit agreement. The credit agreement has various limitations on acquisitions, including, but not limited to, aggregate cash payments for acquisitions each year, the aggregate amount of total consideration for acquisitions each year and the amount of indebtedness assumed on a given acquisition. In order to proceed with our acquisition strategy we requested and received a waiver that specifically excludes two significant acquisitions from our credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness (see Note 4 “Long-Term Debt” in our three month financial statements). No other covenants were waived or amended.

On January 11, 2005, we received approval from our lending institutions for a second amendment to our credit facility, which allowed for a $90.0 million increase to our existing term loan, a waiver of certain covenant limitations to allow for the acquisition of SGP and an amendment of certain other covenants in our credit agreement indebtedness (see Note 4 “Long-Term Debt” in our three month financial statements).

Working capital increased by $14.9 million to $47.7 million at March 31, 2005, compared to $32.8 million at December 31, 2004, primarily due to cash inflows from our expanded credit facility, settlement of our equity forward sale agreements and cash generated by operations, offset by cash used for acquisitions and debt payments.

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

As of March 31, 2005, we were in compliance with the covenants in our new credit facility. The significant financial covenants of our new credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	2.43	2.75 maximum
Fixed Charge Coverage Ratio(a)	2.41	1.50 minimum
Stockholders’ Equity(a) (in millions)	$389,912	$319,542 minimum

(a)	As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or divested.

We believe that our cash and cash equivalents on hand of $38.5 million and projected cash flows generated from operations, availability under our revolving credit facility of $28.2 million as of March 31, 2005, should be sufficient to fund our estimated $15.1 million in debt principal repayments, working capital needs, acquisitions and budgeted $13.3 million in capital expenditures through at least December 31, 2005. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Cash and cash equivalents increased by $35.6 million and decreased by $2.1 million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities totaled $12.8 million and $7.1 million for the three months ended March 31, 2005 and 2004, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable. The net effect of discontinued operations on operating activities was $3.9 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively.

Net cash used in investing activities totaled $87.5 million and $5.8 million for the three months ended March 31, 2005 and 2004, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $86.6 million, and $5.2 million for the three months ended March 31, 2005 and 2004, respectively. The $86.6 million for the three months ended March 31, 2005, primarily included the SGP and PSA transactions. The $5.2 million for the three months ended March 31, 2004, reflects the payment of additional purchase price and retention-based acquisition payments. Capital expenditures amounted to $1.0 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. Proceeds from the sale of discontinued operations was $2.1 million for the three month period ending March 31, 2005.

Net cash provided by (used in) financing activities totaled $110.3 million and $(3.4) million for the three months ended March 31, 2005 and 2004, respectively. In the three months ended March 31, 2005, we increased our existing term loan resulting in gross proceeds of $90.0 million. We also raised $32.8 million in equity from the issuance of our common stock as a result of the settlement of the remaining portion of our forward sale agreements, by issuing 2.2 million shares of our common stock, along with stock options and employee stock purchase plan transactions. In addition, we made payments of $11.3 million for debt and $0.8 million for debt issuance costs. In the three months ended March 31, 2004, we made payments of $4.5 million for debt and $0.4 million for debt issuance costs and raised $1.8 million in equity from the issuance of our common stock as a result of stock options and employee stock purchase plan transactions. The net effect of discontinued operations on financing activities was $(0.1) million and $(0.4) million for the three months ended March 31, 2005 and 2004, respectively.

Net income per share, on a diluted basis, was $0.02 and $0.11 for the three months ended March 31, 2005 and 2004, respectively. These amounts are based on approximately 54.3 million and 47.8 million weighted-average shares outstanding as of March 31, 2005 and 2004, respectively. Improvement in operating income for the three months ended March 31, 2005 compared to the same period in the prior year of $6.4 million was due to the positive impact of acquisitions and our margin improvement plan, offset by an increase in acquisition integration expense of $8.1 million, margin improvement plan expense of $2.5 million, an increase in interest and amortization of $2.7 million and executive severance of $1.6 million. Additionally, at March 31, 2005 as compared to March 31, 2004, our weighted average shares outstanding increased due to share issuances for acquisitions and to sales of our common stock.

Contractual Obligations

The table below summarizes our indebtedness and lease commitments as of March 31, 2005:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in Thousands)
Credit facility	$213,125	$2,150	$55,566	$155,409	$—
Other debt and capital lease obligations	30,870	12,938	13,514	4,398	20
Operating lease commitments	75,164	19,251	30,217	17,596	8,100
Other	2,025	900	1,125	—	—

Total	$321,184	$35,239	$100,422	$177,403	$8,120

We have structured some of our acquisition agreements and book of business purchases to include contingent purchase price payments that are treated as adjustments to purchase price and capitalized when determined. At March 31, 2005, we estimate the future significant contingent purchase price payments to be between $7.4 million and $17.7 million, which would be payable in a combination of cash and common stock. Because of the contingent nature of this liability, under GAAP this amount has not been recorded as a liability in our financial statements. We record the liability within 90 days of each applicable measurement date, or earlier if the liability is determinable. Approximately $4.0 million of the future contingent purchase price payments have measurement dates prior to December 31, 2005, with the remaining $10.2 million with measurement dates to May 31, 2009.

Some of our common stockholders have various put rights that are exercisable upon specific events.

Off-Balance Sheet Commitments

We have two letters of credit totaling $1.8 million established as collateral for our workers’ compensation insurance program. Letters of credit which are outstanding reduce the borrowing availability under our revolving credit facility. The letters of credit referred to automatically renew annually on the anniversary date of issuance with a final expiration five business days prior to August 11, 2007, the maturity date of our revolving credit facility. Such off-balance sheet commitments are historically immaterial and we do not anticipate an increase in their importance to us in terms of liquidity or other benefits.

New Accounting Pronouncements

Please read Note 1 – “Nature of Operations and Summary of Significant Accounting Policies” to our unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion on the impact of the adoption of new accounting pronouncements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. The Company is exposed to interest rate risk in connection with its credit facility. The Company had approximately $217.1 million of floating rate debt outstanding at March 31, 2005. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $2.2 million annual decrease in income before income tax expense. Except for the previously disclosed forward sale of the Company’s common stock and put rights on certain shares of the Company’s common stock, we currently do not engage in any derivatives or hedging transactions.

Item 4. Controls and Procedures

        Evaluation of disclosure controls and procedures.

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of the material weakness in internal control over financial reporting discussed below.

Changes in internal control over financial reporting.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in connection with the preparation of the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2004. The Management Report on Internal Control is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Based on the evaluation for the 2004 fiscal year, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Management identified significant deficiencies in the Company’s internal control over financial reporting, none of which individually were considered material; but, when considered in the aggregate, in management’s judgment, represented a material weakness in internal control over the financial statement close process. The control deficiencies generally related to (i) segregation of duties around receipts and disbursements in the Company’s smaller reporting units, (ii) timely review and approval of account analyses, reconciliations and journal entries, (iii) adequate review of and support for revenue accruals in the Company’s core benefits reporting unit and (iv) a lack of operating effectiveness of detection and monitoring controls over the year-end close process. These deficiencies were manifested in a number of adjustments to the financial statements for the year ended December 31, 2004, including those resulting from a complex reclassification of prior years’ income taxes related to the Company’s decision to discontinue three operations in December 2004. None of the adjustments were material individually or in the aggregate.

Management continues to address the remediation of these deficiencies in internal controls over financial reporting. Actions taken to date include:

•	Management expanded the internal audit department from six employees at December 31, 2004 to the current staff of twelve employees, including the newly created position of Director of Internal Controls;

•	Management is consolidating its tax department into the Corporate headquarters in New York and is actively recruiting an experienced Director of Tax to lead that department;

•	Management is actively recruiting a Director of Financial Reporting to enhance the Company’s internal technical expertise and provide needed resources in financial reporting;

•	Management has initiated a process to critically review and assess its field accounting leaders, which is expected to be completed in the second quarter of 2005;

•	Internal Audit conducted a review of the financial statement close process at the Company’s Corporate office during the March 31, 2005 close, noting enhanced detection and monitoring controls; and

•	Management has implemented procedures to insure that adequate review and approval of proposed revenue accruals at the Company’s core benefits unit occurs at an appropriate level in advance of recording in the ledger.

Management will continue to address identified deficiencies and is committed to remediating them as quickly as possible, although there can be no assurance that management will be able to do so.

The Company made no changes in its internal control over financial reporting during the first quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

U.S.I. HOLDINGS CORPORATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 “Contingencies” in the unaudited Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The disclosure set forth in Note 7 “Contingencies” is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2005, the Company issued 177,399 shares of common stock at $11.27 per share in connection with the acquisition of Patterson//Smith Associates. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. On February 3, 2005, the Company issued 2,368,143 shares of common stock at $11.21 per share in connection with the acquisition of Summit Global Partners. The private placement of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Issuer Purchases of Equity Securities

Plan Category	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs*	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2005 through January 31, 2005	8,500	10.95	8,500
February 1, 2005 through February 28, 2005	—	$—	—	*
March 1, 2005 through March 31, 2005	19,299	11.76	19,299	*
Total	27,799	$11.51	27,799	*

*	The Limited Stock Repurchase Plan was announced on May 10, 2004 under which the Company’s Board of Directors approved the use of proceeds, and tax related benefit amounts, from stock option and warrant exercises to repurchase common stock. The dollar amount approved for repurchases is based upon the number of shares of the Company’s common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. Additionally, on December 20, 2004, the Company announced that its Board of Directors authorized an expanded stock repurchase program that permits it to purchase shares of its common stock up to certain limits set forth within its credit facility. In the first quarter of 2005, the Company purchased 8,500 shares under the expanded stock repurchase program at a cost of $0.1 million and has the capacity under its credit facility to purchase up to an additional $9.6 million of its common stock during 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

1)	Current Report on Form 8-K announcing the entry into an Agreement and Plan of merger by the Company, SGP Acquisition Sub, Inc., Summit Global Partners, Inc. (“SGP”) and certain stockholders of SGP, filed on January 18, 2005.

2)	Current Report on Form 8-K announcing the completion of the merger of SGP, filed on February 9, 2005.

3)	Current Report on Form 8-K announcing the resignation of Mr. Thomas E. O’Neil, the Company’s former Senior Vice President and Chief Operating Officer, filed on February 25, 2005.

4)	Current Report on Form 8-K regarding a visual presentation presented at the Association of Insurance and Financial Analysts’ conference in New Orleans, Louisiana, filed on March 8, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S.I. HOLDINGS CORPORATION
(Registrant)

DATE: May 10, 2005	BY:	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Executive Vice President and Chief Financial Officer

U.S.I. HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002