Form 10-Q
period 2005-06-30
USI HOLDINGS CORP
filed 2005-08-09
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 2, 2005, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 57,494,764 shares.

USI HOLDINGS CORPORATION

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission (the “SEC”), press releases, or otherwise (use of “we,” “us” and “USI” and variations thereof refers to USI Holdings Corporation and its consolidated subsidiaries). Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of these Acts. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, contingencies and matters relating to our operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting us.

Forward-looking statements are not historical facts, but instead represent management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning us, including factors that potentially could materially affect our financial results, are contained in our filings with the SEC. Some factors include: our ability to meet our objective of growing cash earnings per share at least 15% per year; our ability to meet our objective of growing revenues organically and expanding our margins; successful consummation and integration of acquisitions; errors and omissions claims; resolution of regulatory issues and other legal claims, including those related to compensation arrangements with insurance companies, the actual cost of resolution of contingent liabilities and passage of new legislation subjecting us to regulation in jurisdictions where we operate; determinations of effectiveness of internal control over financial reporting and disclosure controls and procedures; our ability to attract and retain key sales and management professionals; our level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; future expenses for integration and margin improvement efforts; and general economic conditions around the country. Our ability to grow has been largely attributable to acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 1. Financial Statements

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Per Share Data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,580	$2,867
Fiduciary funds – restricted	99,387	99,627
Premiums and commissions receivable, net of allowance for bad debts and cancellations of $5,757 and $4,762, respectively	222,471	200,084
Other	17,416	17,181
Deferred tax asset	21,277	10,210
Current assets held for discontinued operations	7,437	7,630

Total current assets	400,568	337,599
Goodwill	388,250	309,195
Expiration rights	297,769	236,769
Other intangible assets	49,467	45,560
Accumulated amortization	(181,495)	(167,487)

Expiration rights and other intangible assets, net	165,741	114,842
Property and equipment, net	24,646	24,570
Other assets	4,303	3,565
Other assets held for discontinued operations	6,440	10,203

Total Assets	$989,948	$799,974

Liabilities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$241,705	$226,746
Accrued expenses	52,901	47,900
Current portion of long-term debt	12,686	11,617
Other	14,000	14,782
Current liabilities held for discontinued operations	8,587	3,727

Total current liabilities	329,879	304,772
Long-term debt	226,684	144,707
Deferred tax liability	19,337	15,656
Other liabilities	4,281	6,745
Other liabilities held for discontinued operations	3,496	529

Total Liabilities	583,677	472,409

Commitments and contingencies
Stockholders’ equity:
Preferred stock—voting—par $.01, 87,000 shares authorized; no shares issued and outstanding	—	—
Common stock—voting—par $.01, 300,000 shares authorized; 57,876 and 51,453 shares issued, respectively	579	515
Common stock—non-voting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	671,751	590,251
Accumulated deficit	(251,291)	(253,877)
Less treasury stock at cost, 381 and 283 shares, respectively	(5,106)	(3,943)
Less unearned compensation, restricted stock	(9,662)	(5,381)

Total Stockholders’ Equity	406,271	327,565

Total Liabilities and Stockholders’ Equity	$989,948	$799,974

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Commissions and fees	$121,677	$97,679	$243,025	$188,306
Investment income	878	286	1,542	647

Total Revenues	122,555	97,965	244,567	188,953

Expenses:
Compensation and employee benefits	70,903	55,325	151,297	109,274
Non-cash stock-based compensation	551	139	869	139
Other operating expenses	28,418	22,919	54,036	41,454
Amortization of intangible assets	7,254	5,851	14,008	11,069
Depreciation	2,372	2,129	4,701	4,189
Interest	3,669	1,914	6,769	3,813

Total Expenses	113,167	88,277	231,680	169,938

Income from continuing operations before income tax expense	9,388	9,688	12,887	19,015
Income tax expense	4,095	4,066	5,609	7,986

Income from Continuing Operations	5,293	5,622	7,278	11,029
(Loss) Income from discontinued operations, net	(3,682)	138	(4,692)	(142)

Net Income	$1,611	$5,760	$2,586	$10,887

Per Share Data – Basic and Diluted
Basic:
Income from continuing operations	$0.09	$0.12	$0.13	$0.23
Loss from discontinued operations, net	(0.06)	—	(0.08)	—

Net Income Per Common Share	$0.03	$0.12	$0.05	$0.23

Diluted:
Income from continuing operations	$0.09	$0.11	$0.13	$0.23
(Loss) Income from discontinued operations, net	(0.06)	0.01	(0.08)	(0.01)

Net Income Per Common Share	$0.03	$0.12	$0.05	$0.22

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Income from continuing operations	$7,278	$11,029
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	14,008	11,069
Depreciation	4,701	4,189
Non-cash stock-based compensation	869	139
(Benefit from) provision for deferred income taxes	(362)	5,447
Gain (loss) on disposal of assets	4	(537)
Provision for bad debts and policy cancellations	622	312
Changes in operating assets and liabilities (net of purchased/divested companies):
Fiduciary funds-restricted	14,478	14,968
Premiums and commissions receivable	5,049	15,524
Other assets	1,792	8,078
Premiums payable to insurance companies	(20,506)	(31,819)
Accrued expenses and other liabilities	8,513	(4,663)

Net cash provided by continuing operating activities	36,446	33,736
Loss from discontinued operations, net	(4,692)	(142)
Non-cash charges included in loss from discontinued operations, net	2,049	532
Changes in discontinued operating assets and liabilities	1,070	(1,112)

Net Cash Provided by Operating Activities	34,873	33,014

Investing Activities
Cash paid for businesses acquired and related costs	(108,905)	(56,493)
Cash obtained from businesses acquired	(1,925)	1,646
Purchases of property and equipment	(2,824)	(3,339)
Proceeds from sale of assets	4	551

Net cash used in continuing investing activities	(113,650)	(57,635)
Proceeds from sale of discontinued operations	2,067	—

Net Cash Used in Investing Activities	(111,583)	(57,635)

Financing Activities
Proceeds from issuance of long-term debt	90,000	4,000
Payments of long-term debt issuance costs	(780)	(426)
Payments of long-term debt	(15,517)	(9,117)
Proceeds from issuance of common stock	34,937	3,012
Payments for repurchases of common stock	(1,162)	(2,405)

Net cash provided by (used in) continuing financing activities	107,478	(4,936)
Payment of discontinued operations’ long-term debt	(1,055)	(419)

Net Cash Provided by (Used in) Financing Activities	106,423	(5,355)

Increase (decrease) in cash and cash equivalents	29,713	(29,976)
Cash and cash equivalents at beginning of period	2,867	45,570

Cash and Cash Equivalents at End of Period	$32,580	$15,594

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,754	$3,055
Cash paid for taxes	$2,941	$4,787
Supplemental schedule of non-cash activities:
Common stock issued for acquisitions, primarily intangibles	$28,547	$24,916
Long-term debt issued or assumed for acquisitions, primarily intangibles	$30,223	$—
Long-term debt issued for insurance premium financing	$4,441	$—
Long-term debt issued for capital lease financing	$89	$931
Other long-term debt issued primarily for earn-out payments	$663	$957
Common stock issued for reduction in liabilities	$—	$1,000

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

USI Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company) is a distributor of insurance and financial products and services primarily to small and mid-sized businesses. The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty property and casualty (P&C) insurance, individual and group health, life and disability insurance and core benefits (retirement services). The Specialized Benefits Services segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements include the accounts of USI Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Refer to the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional details of the Company’s financial position, as well as a description of the Company’s significant accounting policies which have been continued without material change, except as discussed herein. The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

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

As reported in the Company’s Form 10-Q for the quarterly period ended September 30, 2004, as part of the Company’s review of internal controls in compliance with Sarbanes-Oxley Section 404, it determined the need to enhance field office and corporate controls over its receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or “direct bill” receivables. Beginning in the third quarter of 2004, the Company implemented a new system called Captiva, which will, when it is fully populated with all direct bill policy details by September 2005, directly calculate and record the receivable and revenue and the related compensation payable and expense for each commercial lines property and casualty direct bill policy at the time it is effective. As a result of this process, the Company has obtained additional information which management has utilized to determine its estimate of the direct bill receivable and related compensation payable. The effect of the change in estimate was a decrease to the Company’s direct bill receivable and revenues of $2,169 and a reduction in the related producer payable and compensation expense of $108 as of and for the three and six months ended June 30, 2005.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), “Share Based Payment,” (SFAS No. 123 R). SFAS No. 123 R requires companies to recognize in compensation expense the cost of employee services received in exchange for awards of equity based on the grant date fair value of those awards. SFAS No. 123 R supersedes SFAS No. 123, which allowed companies to choose between expensing such equity awards and disclosing only the pro forma effects of having expensed them. In April of 2005, the Securities and Exchange Commission delayed the required adoption date of SFAS No. 123 R, which is now effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. The Company will adopt SFAS No. 123 R effective January 1, 2006. The Company is currently evaluating the methodology for implementation of SFAS No. 123 R.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

The following table illustrates the effect on the Company’s operating results and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based compensation. Assumptions in the valuation model are consistent with those used for 2004 (please read Note 1 “Nature of Operations and Summary of Significant Accounting Policies” and Note 9 “Stock Option Plan” to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,611	$5,760	$2,586	$10,887
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	311	81	490	81
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(620)	(613)	(1,281)	(849)

Pro forma net income	$1,302	$5,228	$1,795	$10,119

Earnings per share – basic:
As reported	$0.03	$0.12	$0.05	$0.23

Pro forma	$0.02	$0.11	$0.03	$0.21

Earnings per share – diluted:
As reported	$0.03	$0.12	$0.05	$0.22

Pro forma	$0.02	$0.11	$0.03	$0.21

Discontinued Operations

Certain amounts have been reclassified and presented in all periods as discontinued operations to reflect the decision announced in the fourth quarter of 2004 and the second quarter of 2005 to sell five subsidiaries that either exhibited significant earnings volatility or that do not fit with the Company’s core business strategy (see Note 5 “Discontinued Operations”). Additionally, in the first quarter of 2005, in connection with the Summit Global Partners (“SGP”) acquisition, the Company classified as discontinued operations two newly acquired operations that were determined not to fit with the Company’s core business strategy.

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
December 31, 2004	$225,297	$37,582	$46,316	$309,195
Goodwill acquisitions/adjustments	85,545	534	(7,024)	79,055

June 30, 2005	$310,842	$38,116	$39,292	$388,250

Changes in goodwill arise primarily from acquisitions and contingent purchase price payments on previous acquisitions. The Company records contingent purchase price payments as adjustments to goodwill when determined. Goodwill adjustments may also arise from reclassifications with other intangible assets upon completion of acquisition asset valuations, divestitures and impairments. The reduction in goodwill recorded in the Corporate segment for the six months ended June 30, 2005 is primarily attributed to a reclassification of identified deferred tax assets out of the preliminary purchase price allocation to goodwill in the SGP acquisition.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

The Company’s amortizable intangible assets by asset class are as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Amortization period
June 30, 2005
Expiration rights	$297,769	$143,399	$154,370	10 years
Covenants not-to-compete	46,243	38,096	8,147	7 years
Other	3,224	—	3,224	5 years

Total	$347,236	$181,495	$165,741

December 31, 2004
Expiration rights	$236,769	$130,464	$106,305	10 years
Covenants not-to-compete	42,501	37,023	5,478	7 years
Other	3,059	—	3,059	5 years

Total	$282,329	$167,487	$114,842

Amortization expense for amortizable intangible assets was $7,254 and $5,851 for the three months ended June 30, 2005 and 2004, respectively, and $14,008 and $11,069 for the six months ended June 30, 2005 and 2004, respectively. Amortization expense for amortizable intangible assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $28,060, $25,760, $22,711, $20,150 and $16,438, respectively.

At June 30, 2005, other intangible assets are comprised of deferred financing costs related to the Company’s credit facility (see Note 4 “Long-Term Debt”). The Company charged $282 and $223 to interest expense for the amortization of these costs in the three months ended June 30, 2005 and 2004, respectively, and $560 and $430 for the six months ended June 30, 2005 and 2004, respectively.

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

In the second quarter of 2005, the Company approved a plan to sell two operations in the Company’s Insurance Brokerage segment that have exhibited significant earnings volatility or that do not fit with the Company’s core business strategy. As a result of this action, the Company recorded an impairment charge in the second quarter of 2005 of $4,559 on the goodwill and other intangible assets of one operation (see Note 5 “Discontinued Operations”). Except as discussed above, there were no indicators of possible impairment in the Company’s goodwill and intangible assets during the six-month period ended June 30, 2005. The Company will complete its annual goodwill impairment test in the fourth quarter of 2005.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

3. Acquisitions

During the six-month period ended June 30, 2005, the Company acquired the stock or substantially all of the assets of the following companies in exchange for its common stock, notes issued, debt assumed and cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations:

Name and effective date of acquisition	Common shares issued	Common share value	Cash paid/ to be paid	Debt issued/ assumed	Total purchase price	Contingent earn-out payables
Patterson//Smith Associates (PSA), 2/1/05	177,399	$2,000	$16,933	$2,000	$20,933	$—
Summit Global Partners (SGP), 2/3/05	2,368,143	26,547	69,346	28,223	124,116	—
Chase Insurance Agency (CIA), 3/21/05	—	—	1,000	—	1,000	2,500
Humanex (HMX), 6/17/05	—	—	2,793	—	2,793	3,286

Total	2,545,542	$28,547	$90,072	$30,223	$148,842	$5,786

Shares of the Company’s common stock issued in connection with these acquisitions were valued at the twenty-day average of the closing price of the shares three days prior to the effective date of the acquisition.

In connection with certain acquisitions, there are contingent purchase price payments, which are primarily based upon future revenues of the acquired entities. The contingent payments are not included in the purchase price that is recorded for these acquisitions at their respective acquisition dates because they are not fixed and determinable. Future payments made under these arrangements, if any, generally will be recorded as adjustments to goodwill when the amounts are determined. Additionally, the Company may acquire books of business from time to time, paying a percentage of retained revenues over a number of years. These contingent payments are typically in cash and are recorded to expiration rights when determinable. The aggregate amount of unrecorded contingent purchase price obligations for earn-outs and books of business as of June 30, 2005 is estimated to be between $10,582 and $18,815. These payments are expected to be made from 2005 through 2009. In the six months ended June 30, 2005, the Company made contingent purchase price payments of $1,675.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations:

	PSA	SGP	CIA	HMX	Total
Current assets	$7,752	$39,304	$—	$380	$47,436
Property and equipment, net	223	1,899	—	5	2,127
Other long-term assets	2	709	—	—	711
Expiration rights	8,550	50,145	1,000	1,196	60,891
Covenants not-to-compete	500	3,134	—	90	3,724
Goodwill	11,241	73,569	—	1,759	86,569

Total assets acquired	$28,268	$168,760	$1,000	$3,430	$201,458

Total liabilities assumed, less debt	$7,335	$44,644	$—	$637	$52,616

Total net assets acquired	$20,933	$124,116	$1,000	$2,793	$148,842

Included in liabilities in the table above is $1,722 of acquisition-related expenses. Additionally, in 2005, the Company reduced goodwill and recorded a deferred tax asset in the Corporate segment of $7,024 related to these acquisitions and to other acquisition-related intangible adjustments.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

These acquisitions allow the Company to enlarge its footprint in existing geographic locations and further extend its presence in the employee benefits and retail Property and Casualty insurance brokerage services industries. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to expiration rights and covenants not to compete, with the remaining balance to goodwill, in the amounts of $60,891, $3,724 and $86,569, respectively (of these amounts, $19,825, $787 and $25,968 are expected to be deductible for income tax purposes, respectively). Purchase price allocations are preliminarily established at the time of the acquisition and are subsequently reviewed within the first year of operations upon completion of an acquired asset valuation. The Company is currently in the process of performing asset valuations on its 2005 acquisitions. Accordingly, amounts preliminarily allocated to goodwill and other intangible assets may be adjusted throughout 2005 upon completion of the valuations. Such amounts may be material and would primarily represent reclassifications between goodwill and other intangible assets.

The Company’s consolidated financial statements for the six months ended June 30, 2005 include the results of operations of these companies from the date of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$123,170	$117,717	$255,909	$235,258
Income from continuing operations before income tax expense	9,516	13,466	14,537	21,159
Net income	1,685	7,951	3,543	12,131
Net income per share:
Basic	0.03	0.15	0.06	0.24
Diluted	0.03	0.15	0.06	0.23
Weighted-average shares outstanding:
Basic	56,502	51,602	56,059	50,835
Diluted	57,018	52,798	56,518	51,898

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2004, nor are they necessarily indicative of future operating results.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

4. Long-Term Debt

Long-term debt consists of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Senior credit facility:
Term loan	$212,588	$123,438
Revolving credit facility	—	5,000
Other debt:
Notes issued in connection with acquisitions, due various dates through 2010 at interest rates from 4% to 10%	21,109	23,073
Other long-term debt	5,673	4,813

Total debt	239,370	156,324
Current portion of long-term debt	(12,686)	(11,617)

Long-term debt	$226,684	$144,707

Substantially all of the assets of the Company are pledged as collateral securing its long-term debt.

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

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at the Company’s option, at a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At June 30, 2005, availability under the revolving credit facility was $28,800, having been reduced $1,200 for outstanding letters of credit.

On March 26, 2004, the Company executed a first amendment to its credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004. As amended, borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate for the applicable period, respectively. The interest rate on the term loan was 5.69% at June 30, 2005.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

The credit facility contains various limitations, including limitations on the payment of dividends, buy-back of the Company’s common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each subsidiary guarantees the Company’s obligations under the credit facility. At June 30, 2005, the Company was in compliance with all such covenants.

5. Discontinued Operations

In December 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in the Company’s Insurance Brokerage and Specialized Benefits Services segments that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. In the first quarter of 2005, the Company classified as discontinued operations two operations newly acquired in the SGP acquisition that were determined not to fit with the Company’s core business strategy. In June 2005, the Company approved a plan to sell or otherwise dispose of two additional operations in the Insurance Brokerage segment, one of which was acquired in the first quarter of 2005 in the SGP acquisition, that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. As a result of these actions, the Company classified these entities as discontinued operations.

Pursuant to an agreement entered into on January 2, 2005, the Company sold substantially all of the assets of its Ocala, Florida operation for cash of $2,065. Pursuant to an agreement entered into on February 28, 2005, the Company sold substantially all of the assets of its Strategic Asset Management Group for cash of $2 and a promissory note of $424. The note bears interest at 5.25% per annum and is due on March 1, 2009. Pursuant to an agreement entered into on April 1, 2005, the Company sold substantially all of the assets of its Troy, Michigan office, acquired in the SGP acquisition, in exchange for a promissory note of $969. The promissory note was valued at zero. The note bears interest at 5.25% per annum and is due on July 1, 2010. The Company recorded a pre-tax gain on the sales of these operations of $1,295 in discontinued operations in the first quarter of 2005.

The Company sold one of the remaining operations effective July 1, 2005 (see Note 11 “Subsequent Events”). The Company expects to sell the remaining three operations by the end of 2005.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

The assets and liabilities of discontinued operations at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$409	$789
Premiums and commissions receivable	6,534	6,118
Other current assets	494	723

Total current assets	7,437	7,630

Intangible assets, net	2,045	6,504
Property and equipment, net	296	323
Other assets	4,099	3,376

Total other assets	6,440	10,203

Total assets	$13,877	$17,833

Liabilities
Premiums payable to insurance companies	$3,551	$157
Accrued expenses	783	1,437
Current portion of long-term debt	1,557	2,083
Other current liabilities	2,696	50

Total current liabilities	8,587	3,727

Long-term debt	—	529

Other liabilities	3,496	—

Total other liabilities	3,496	529

Total liabilities	$12,083	$4,256

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

The results of discontinued operations for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,005	$2,387	$3,905	$4,224

Expenses
Compensation and employee benefits	1,446	1,397	3,249	2,845
Other operating expenses	1,169	452	3,744	947
Amortization of intangible assets	30	236	152	452
Depreciation	8	40	37	80
Interest	39	80	83	144
Impairment of long-lived assets	4,559	—	4,559	—

Total expenses	$7,251	$2,205	$11,824	$4,468

(Loss) income from discontinued operations	(6,246)	182	(7,919)	(244)
Income tax benefit (expense)	2,564	(44)	3,227	102

(Loss)/income from discontinued operations, net	$(3,682)	$138	$(4,692)	$(142)

6. Common Stock

On May 10, 2004, the Company announced that its Board of Directors authorized a stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of stock options and warrants, the Company may, at its discretion, repurchase shares on the open market or in private transactions in order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its common stock. The amount and timing of repurchases will be based upon the number of shares of common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.

On December 20, 2004, the Company announced that its Board of Directors authorized an expanded stock repurchase program that permits it to purchase shares of its common stock up to certain limits set forth within its credit facility. The Company had the capacity under its credit facility to purchase up to $11,125 in 2004, but did not purchase any shares in 2004. The Company has the capacity under its credit facility to purchase up to $9,723 of its common stock during 2005.

During the three and six month periods ended June 30, 2005, the Company purchased 70,300 and 98,099 shares of its common stock on the open market at a total cost of $841 and $1,162, respectively. During the three and six month periods ended June 30, 2004, the Company purchased 158,900 shares of its common stock on the open market at a total cost of $2,405.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

7. Segment Reporting

The Company has two operating segments - Insurance Brokerage and Specialized Benefits Services and a third administrative segment - Corporate. The Company’s reportable segments are separately managed strategic business units.

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

Income (loss) from continuing operations before income tax expense by reporting segment for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2005
Revenues	$115,590	$6,630	$335	$122,555
Expenses	85,337	5,733	8,251	99,321
Depreciation	1,896	126	350	2,372
Amortization	6,575	679	—	7,254
Interest	267	85	3,317	3,669
Non-cash stock-based compensation	444	11	96	551

Income/(loss) from continuing operations before income tax expense	$21,071	$(4)	$(11,679)	$9,388

2004
Revenues	$95,678	$2,241	$46	$97,965
Expenses	68,422	2,782	7,040	78,244
Depreciation	1,616	91	422	2,129
Amortization	5,618	233	—	5,851
Interest	337	51	1,526	1,914
Non-cash stock-based compensation	68	6	65	139

Income/(loss) from continuing operations before income tax expense	$19,617	$(922)	$(9,007)	$9,688

	Six Months Ended June 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2005
Revenues	$230,639	$13,334	$594	$244,567
Expenses	177,353	11,503	16,477	205,333
Depreciation	3,741	247	713	4,701
Amortization	12,645	1,363	—	14,008
Interest	555	189	6,025	6,769
Non-cash stock-based compensation	689	18	162	869

Income/loss) from continuing operations before income tax expense	$35,656	$14	$(22,783)	$12,887

2004
Revenues	$184,748	$4,026	$179	$188,953
Expenses	132,528	5,651	12,549	150,728
Depreciation	3,138	179	872	4,189
Amortization	10,603	466	—	11,069
Interest	572	116	3,125	3,813
Non-cash stock-based compensation	68	6	65	139

Income/(loss) from continuing operations before income tax expense	$37,839	$(2,392)	$(16,432)	$19,015

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

	June 30, 2005	December 31, 2004
Segment Assets:
Insurance Brokerage	$817,069	$645,259
Specialized Benefits Services	83,845	85,017
Corporate	75,157	51,865

Total assets for use in continuing operations	976,071	782,141
Reconciling items:
Assets held for discontinued operations	13,877	17,833

Total assets	$989,948	$799,974

8. Contingencies

The Company is subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance. Except as qualified by the discussion below, on the basis of present information, anticipated insurance coverage and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of New York against Marsh and McLennan Companies, Inc, the Company retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of its operations. Since that time, Akin Gump has assisted the Company in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of the Company’s employees, including corporate management, and is continuing its review of documents. The Company is continuing to review its business and expects that its review will not only address the area that the regulators are examining, but will also help the Company evaluate where it can make additional operational or business practice changes or improvements.

Since October 2004, the industry’s long-standing contingent commission compensation arrangements have been a focal point of scrutiny by various regulators and, in fact, some of the other larger brokers within the industry have abandoned the practice of receiving such contingent commissions. During the first quarter and second quarter of 2005, the Company received substantially all of its contingent commissions under its arrangements in place for 2004. Additionally, the Company’s carriers with whom it has historically had contingent arrangements have tendered their 2005 contingent commission agreements in a form and structure generally consistent with the Company’s prior agreements. While the Company is not able to predict whether regulatory, market or other external forces will ultimately cause contingent commission arrangements to cease or be substantively restructured, management does expect to receive contingent commissions for arrangements established in 2005. The Company’s revenues from contingent and override commissions were $2,926 and $2,304 for the three months ended June 30, 2005 and 2004, respectively, and $20,928 and $15,763 for the six months ended June 30, 2005 and 2004, respectively. The Company’s revenues from contingent and override commissions were $18,979, $17,695 and $14,663 for 2004, 2003 and 2002, respectively. The Company’s income from continuing operations before income taxes for the foregoing periods was approximately equivalent to the revenues for each period.

Industry Class Action Litigation. The Company has been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged “bid rigging” in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (RICO) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes, breach of fiduciary duty and unjust enrichment. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. The Company is also a defendant in three “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853, and during April, 2005, it was served in another copy-cat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et ano v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, Class Representation, No. 05-CA-373-16-W, with the result that this action has been removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copy-cat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon the Company in May 2005. This action has been removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing by the Company. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Judicial Panel on Multidistrict Litigation subsequently issued a conditional transfer order to transfer the Palm Tree lawsuit to the same court for the same purposes, and the plaintiffs and at least one defendant are opposing transfer of that lawsuit.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey, the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Employee Benefits Class Action Complaint (The “Consolidated MDL Complaints”) that purport to allege claims against the Company based upon RICO, federal and state antitrust laws, breach of fiduciary duty, aiding and abetting breaches of fiduciary and unjust enrichment. The Consolidated MDL Complaints are together approximately 324 pages in length, and, like the predecessor complaints, focus the allegations of fact upon defendants other than the Company. It is anticipated that the Company will move to dismiss the Consolidated MDL Complaints. None of the plaintiffs in any of the actions have indicated the amounts being sought in the particular actions.

The Company believes it has substantial defenses to the claims made in these class action proceedings, intends to defend itself vigorously, and has not recorded a loss contingency for any of these lawsuits, as it believes the probability of exposure to a loss is remote.

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

Plaintiffs filed a fourth amended complaint which the Company believes failed to state any amended claims against the Company, and the Company has filed a motion to dismiss that complaint. The Company is vigorously defending the Near North action, as it believes the plaintiffs’ allegations against the Company have no merit.

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

For the six months ended June 30, 2005, the Company recorded an additional $4,030 in expenses primarily for employee severance and related benefits in connection with the margin improvement plan.

For the six months ended June 30, 2005, the Company recorded expenses of $8,432 primarily related to the restructuring of certain SGP sales professionals’ and executives’ employment agreements. In exchange for cash and/or restricted stock consideration, existing employment agreements were amended to conform to the Company’s standard compensation structure for sales professionals and regional executives.

For the six months ended June 30, 2005 and 2004, the Company recorded charges of $107 and $140, respectively, for severance costs related to its corporate office move from San Francisco to New York.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated employee severance liability	Compensation restructuring liability	Terminated office lease costs liability	Total
Liability at December 31, 2004	$3,677	$2,894	$3,444	$10,015
Margin improvement plan addition	3,916	120	(6)	4,030
Integration expense addition	16	8,122	294	8,432
Paid in 2005 (deduction)	(3,420)	(10,119)	(2,636)	(16,175)

Liability at June 30, 2005	$4,189	$1,017	$1,096	$6,302

The employee termination benefits and the future producer compensation restructuring charges reflected above are included in compensation and employee benefits in the accompanying unaudited condensed consolidated statements of operations. The terminated office lease charges are included in other operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Of the $12,462 in expense recorded in the first six months of 2005, $3,910 related to an exit activity, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table summarizes transactions related to this exit activity:

	Terminated employee severance liability	Terminated office lease costs liability	Total
Liability at December 31, 2004	$2,344	$3,444	$5,788
Expense related to exit activity addition (deduction)	3,916	(6)	3,910
Amount paid related to exit activity (deduction)	(3,145)	(2,636)	(5,781)

Liability at June 30, 2005	$3,115	$802	$3,917

Expense related to this exit activity by reportable segment is as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
Expense related to exit activity	$2,276	$82	$1,552	$3,910

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2005	2004
Numerator:
Income from continuing operations	$5,293	$5,622
(Loss) income from discontinued operations, net	(3,682)	138

Numerator for basic earnings per share-income available to common stockholders	$1,611	$5,760

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	56,330	48,321
Dilutive effect of stock options and warrants using treasury stock method	516	1,196

Weighted-average shares outstanding used in calculation of diluted earnings per share	56,846	49,517

Earnings per share - basic:
Income from continuing operations	$0.09	$0.12
Loss from discontinued operations, net	(0.06)	—

Net income	$0.03	$0.12

Earnings per share - diluted:
Income from continuing operations	$0.09	$0.11
(Loss) income from discontinued operations, net	(0.06)	0.01

Net income	$0.03	$0.12

	Six Months Ended June 30,
	2005	2004
Numerator:
Income from continuing operations	$7,278	$11,029
Loss from discontinued operations, net	(4,692)	(142)

Numerator for basic earnings per share-income available to common stockholders	$2,586	$10,887

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	55,142	47,554
Dilutive effect of stock options and warrants using treasury stock method	459	1,063

Weighted-average shares outstanding used in calculation of diluted earnings per share	55,601	48,617

Earnings per share - basic:
Income from continuing operations	$0.13	$0.23
Loss from discontinued operations, net	(0.08)	—

Net income	$0.05	$0.23

Earnings per share - diluted:
Income from continuing operations	$0.13	$0.23
Loss from discontinued operations, net	(0.08)	(0.01)

Net income	$0.05	$0.22

USI HOLDINGS CORPORATION AND SUBSIDIARIES

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

11. Subsequent Events

Pursuant to an agreement entered into on July 1, 2005, the Company sold substantially all the assets of its San Antonio, Texas office, acquired as part of the SGP acquisition, to CRC Insurance Services, Inc. The aggregate sales price was $4,000 and was paid in cash. Additional sales price consideration may become payable to the Company contingent on the assets sold achieving certain pre-determined performance criteria. This operation was included in Discontinued Operations at the end of the first quarter of 2005 and no material gain or loss is expected on the sale.

On July 1, 2005 the Company acquired Benefits Unlimited, an employment benefits consulting operation. The aggregate preliminary purchase price consisted of a cash down-payment of $1,500 and a specified percentage of paid net commissions and fees for each of the five years beginning July 1, 2005 through June 30, 2010. This acquisition will be included in the Insurance Brokerage segment.

On July 26, 2005 the Company acquired the HRB Benefits Group, a retail benefits operation. The aggregate preliminary purchase price consisted of a down-payment of $3,000, including cash of $2,750 and shares of the Company’s common stock valued at $250, and a specified percentage of paid net commissions and fees for each of the quarterly periods ending July 25, 2009. This acquisition will be included in the Insurance Brokerage segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” included in this report. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed above and elsewhere herein.

Management Overview

Business

We are a distributor of insurance and financial products and services primarily to small and mid-sized business clients.

We generate revenues primarily from:

•	commissions paid by insurance companies on the placement of property and casualty (P&C) and employee benefits insurance; and

•	fees paid directly by clients and other third-parties for employee benefit-related services (which we refer to as Health & Welfare when combined with employee benefits).

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

Insurance Industry Investigations and Other Developments

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance. Except as qualified by the discussion below, on the basis of present information, anticipated insurance coverage and advice received from counsel, it is our management’s opinion that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on our consolidated financial position or results of operations.

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

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of New York against Marsh and McLennan Companies, Inc., we retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of our operations. Since that time, Akin Gump has assisted us in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of our employees, including corporate management, and is continuing its review of documents. We are continuing to review our business and expect that our review will not only address the area that the regulators are examining, but will also help us to evaluate where we can make additional operational or business practice changes or improvements.

Since October 2004, the industry’s long-standing contingent commission compensation arrangements have been a focal point of scrutiny by various regulators and, in fact, some of the other larger brokers within the industry have abandoned the practice of receiving such contingent commissions. During the first quarter and second quarter of 2005, we have received substantially all of our contingent commissions under our arrangements in place for 2004. Additionally, the carriers with whom we have historically had contingent arrangements have tendered their 2005 contingent commission agreements in a form and structure generally consistent with our prior agreements. While we are not able to predict whether regulatory, market or other external forces will ultimately cause contingent commission arrangements to cease or be substantively restructured, management does expect to receive contingent commissions for arrangements established in 2005. Our revenues from contingent and override commissions were $2.9 million and $2.3 million for the three months ended June 30, 2005 and 2004, respectively, and $20.9 million and $15.8 million for the six months ended June 30, 2005 and 2004, respectively. Our revenues from contingent and override commissions were $19.0 million, $17.7 million and $14.7 million for 2004, 2003 and 2002, respectively. Our income from continuing operations before income taxes for the foregoing periods was approximately equivalent to the revenues for each period.

Industry Class Action Litigation. We have been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged “bid rigging” in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (RICO) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes, breach of fiduciary duty and unjust enrichment. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. We are also a defendant in three “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853, and during April, 2005, we were served in another copy-cat class action lawsuit, captioned Palm Tree Computers Systems, Inc et ano v. Ace, USA et al. and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, Class Representation, No. 05-CA-373-16-W, with the result that this action has been removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copy-cat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon us in May 2005. This action has been removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing by us. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Judicial Panel on Multidistrict Litigation subsequently issued a conditional transfer order to transfer the Palm Tree lawsuit to the same court for the same purposes, and the plaintiffs and at least one defendant are opposing transfer of that lawsuit.

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey, the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated

Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against us based upon RICO, federal and state antitrust laws, breach of fiduciary duty, aiding and abetting breaches of fiduciary and unjust enrichment. The Consolidated MDL Complaints are together approximately 324 pages in length, and, like the predecessor complaints, focus the allegations of fact upon defendants other than ourselves. It is anticipated that we will move to dismiss the Consolidated MDL Complaints. None of the plaintiffs in any of the actions have indicated the amounts being sought in the particular actions.

We believe that we have substantial defenses to the claims made in these class action proceedings, intend to defend ourselves vigorously, and have not recorded a loss contingency for any of these lawsuits, as we believe the probability of exposure to a loss is remote.

Near North Insurance Litigation (Near North). In October 2002, a group of affiliated plaintiffs, who are our competitors in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against us and two of our Illinois-based and one of our California-based officers and employees who previously worked for one of the plaintiffs, various other third-party individuals and an insurance brokerage. Plaintiffs’ complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for, among other things, tortious interference with clients, violation of state trade secrets laws and civil conspiracy. We, our officers and employees asserted various defenses to this action, and our insurance carriers are involved in the defense of the litigation. In March 2003, our California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against us and our officers and employees for failing to meet Illinois pleading requirements, and the court gave plaintiffs an additional opportunity to attempt to meet those requirements. In December 2003, plaintiffs filed a third amended complaint, and in February 2004, we filed another motion to dismiss all claims asserted against us and our officers and employees based on several grounds, including the grounds previously accepted by the court. On October 1, 2004, the Illinois court again dismissed all of the claims asserted against us and our officers and employees. A hearing was held before the Illinois court on October 15, 2004 at which the judge ruled that the plaintiffs could not seek to replead certain claims against us. However, as to certain remaining claims, the judge granted leave to file a fourth amended pleading against us and our officers and employees.

Plaintiffs filed a fourth amended complaint which we believe failed to state any amended claims against us, and we have filed a motion to dismiss that complaint. We are vigorously defending the Near North action, as we believe the plaintiffs’ allegations against us have no merit.

Market

Property & Casualty

Insurance premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. We use the terms “soft market” and “hard market” to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which negatively affected commissions earned by insurance brokers. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in the largest insurance loss in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These trends prompted by the hard market negatively impacted our revenues. The hard market, for many lines of insurance, began to slow in the second half of 2002. In the second half of 2003, premiums in most P&C lines of insurance began to flatten or decrease, with some, such as property, by as much as 20%. In 2004 and to date in 2005, the soft market persisted, negatively affecting brokers’ revenue. The competitive pricing dynamic is consistent throughout most account sizes and most geographic regions. We are not able to predict whether the soft market will continue; however, if it does, our P&C insurance brokerage revenues may continue to be negatively impacted.

Health & Welfare

Premium rates in the health insurance industry have generally realized a consistent upward trend due to increasing health care delivery costs. From 2000 to 2003, however, the upward trend in health care insurance premiums was somewhat offset by the impact of the economic downturn and its resulting negative impact on business and employment levels at our customers. Additionally, reduced discretionary spending by our corporate clients has led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Our Health & Welfare business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market increases both existing assets under management and new investments. In 2003, we saw the signs of an improving economy, although we did not see the benefits of sustained growing labor ranks or increased spending on benefits as employers continued to mitigate medical cost increases. In 2004, the economy continued to improve with positive growth in employment, which, in the second half of 2004 and to date in 2005, drove growth in our Health & Welfare revenues. Many employers, however, are still struggling with medical inflation, resulting in continued benefit reductions and cost-shifting to employees which generally serves to reduce insurance premiums. This unfavorable dynamic for the benefits brokerage business has led to greater opportunity, however, in our workplace marketing business, which is aided by the trend to defined contribution health-care where employees direct their benefit dollars to purchase voluntary benefits a la carte. We cannot predict whether the economy will improve or if employment and spending on employee benefits will increase.

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

We strongly urge investors or potential investors in our stock to review the calculation of Organic Revenue and the related reconciliation to GAAP financial measures in “Results of Operations” below.

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

We monitor and manage to a number of different operating statistics including, but not limited to, sales opportunities by sales professional, cross-selling within our 400 largest accounts, client retention rates and revenue mix by operating company. All of these metrics are tracked and reported monthly and form the basis of our agenda, among other items, for our monthly operations meetings with each of our business unit executive management teams.

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

In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, we recorded expense of $12.4 million for employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In the first quarter of 2005, we recorded an additional expense of $4.0 million for employee severance and related benefits of $3.9 million and the modification of one sales professional’s agreement of $0.1 million.

Acquisition Strategy

In most acquisitions, we issue a combination of cash, seller notes and common stock. We also frequently structure our acquisition agreements to include purchase price payments contingent upon reaching specified financial targets, commonly referred to as “earn-outs,” which are paid in a combination of cash, seller notes and common stock and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain financial targets. All acquisitions greater than $5 million in aggregate purchase price require approval of our Board of Directors and, if greater than $1.5 million in aggregate purchase price, also require that we give notice to our bank lenders. Please read Note 3 “Acquisitions” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for more information on acquisitions.

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

On March 21, 2005, we acquired a book of business from Chase Insurance Agency, Inc. (“CIA”). The aggregate preliminary purchase price consisted of a cash down-payment of $1.0 million and a specified percentage of paid net commissions and fees through June 30, 2009. The preliminary purchase price was allocated to expiration rights. This acquisition is included in the Insurance Brokerage segment.

On June 17, 2005, we acquired Humanex, Inc. (“HMX”), a human resources and employee benefits operation. The aggregate purchase price of approximately $2.8 million, consisting of cash and a contingent consideration portion based upon specific growth incentives and identified revenues for each year ending June 30 through 2008, was allocated primarily to goodwill and other intangible assets. This acquisition is included in the Insurance Brokerage segment.

Quarterly Fluctuations

Our quarterly revenues and Operating Income may be volatile. This is attributable to the following:

•	a significant percentage of commissions and fees in our Specialized Benefits Services segment is typically earned and recorded in the fourth quarter;

•	the timing of certain core benefits and enrollment sales with significant first year commissions; and

•	the impact of variations or timing in recording contingent commissions in our Insurance Brokerage segment, primarily in the first and second quarters.

Quarterly fluctuations in revenues and Operating Income make our performance less predictable than our peers who have less life insurance, retirement and specialized benefits revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits Services segment, makes comparisons of any period of less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year and divesting significantly volatile non-core business. We continue to focus on strategies that will provide a more predictable revenue stream; however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability.

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

We record commission income on premiums billed and collected directly by insurance companies (“direct bill”) on the policy effective date for personal and commercial P&C insurance placements and on the effective date of each installment for employee benefits insurance placements.

As reported in our Form 10-Q for the quarterly period ended September 30, 2004, as part of our review of internal controls in compliance with Sarbanes-Oxley Section 404, we determined the need to enhance field office and corporate controls over our receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or “direct bill” receivables. Beginning in the third quarter of 2004, we implemented a new system called Captiva, which will, when it is fully populated with all direct bill policy details by the end of September, 2005, directly calculate and record the receivable and revenue and the related compensation payable and expense for each commercial lines P&C direct bill policy at the time it is effective.

As a result of this process, we have obtained additional information which management has utilized to revise its estimate of the direct bill receivable and related compensation payable. The effect of the change in estimate was a decrease to our direct bill receivable and revenues of $2.2 million and a reduction in the related producer payable and compensation expense of $0.1 million as of and for the three and six months ended June 30, 2005.

We record contingent commissions when we receive data from the insurance companies that allow us to reasonably determine these amounts. We are able to reasonably determine these amounts when we receive payment, notification of the amount due from the insurance companies or the insurance policy detail from the insurance companies. We receive contingent commissions from insurance companies for achieving specified loss experience and/or account retention and premium volume goals set by the insurance companies for the business we place with them. Please refer to “Insurance Industry Investigations and Related Developments,” above.

We record fees for consulting and administrative services as billed over the period in which services are rendered.

We record fees and/or commissions related to benefit enrollment services when earned. We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment, we record an estimate of first year fee and/or commission income less an estimate of policy cancellations. The allowance for estimated policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $2.1 million and $2.3 million at June 30, 2005 and December 31, 2004, respectively.

We maintain an allowance for bad debts and estimated policy cancellations on our Insurance Brokerage business based on our premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowances and make adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition and which may have a negative impact on our financial position or results of operations. The allowance for estimated policy cancellations on insurance brokerage business is established through a charge to revenue and receivables and was $1.0 million and $0.9 million at June 30, 2005 and December 31, 2004, respectively. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition.

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

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carry-forwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our accrued liabilities are smaller than their book bases. Similarly, we have a DTL because the book basis of our goodwill exceeds its tax basis. Carry-forwards primarily include items such as net operating losses, which can be carried forward subject to certain limitations. A summary of the significant DTAs and DTLs relating to our temporary differences and carry-forwards is included in Note 10, “Income Taxes” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Results of Operations

	For the Three months ended June 30,		For the Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Total revenues	$122,555	$97,965	$244,567	$188,953

Expenses:
Compensation and employee benefits expense	70,894	55,325	139,129	109,274
Other operating expenses	28,117	22,919	53,742	41,454
Non-cash stock-based compensation	551	139	869	139
Amortization of intangible assets	7,254	5,851	14,008	11,069
Interest	3,669	1,914	6,769	3,813
Depreciation	2,372	2,129	4,701	4,189
Margin improvement plan expenses	—	—	4,030	—
Acquisition integration expenses	310	—	8,432	—

Total expenses	113,167	88,277	231,680	169,938

Income from continuing operations, before income tax	9,388	9,688	12,887	19,015
Income tax expense	4,095	4,066	5,609	7,986

Income from continuing operations	$5,293	$5,622	$7,278	$11,029

Analysis of organic revenue to total revenue in accordance with GAAP.

	For the Three months ended June 30,
	Revenues		Change		Adjustment for net acquired businesses	Organic growth/decline
	2005	2004	Amount	Percent
	(Dollars in thousands)
Consolidated
Net commissions and fees – property & casualty	$66,605	$54,083	$12,522	23.2%	$(15,854)	(6.2)%
Net commissions and fees – benefits	51,213	40,878	10,335	25.3%	(7,527)	6.9%

Total net commissions and fees	117,818	94,961	22,857	24.1%	(23,381)	(0.6)%
Contingents and overrides	2,926	2,304	622	27.0%	(155)	20.3%
Other income	1,811	700	1,111	158.7%	(488)	89.0%

Total Revenues	$122,555	$97,965	$24,590	25.1%	$(24,024)	0.6%

Insurance Brokerage
Net commissions and fees – property & casualty	$66,605	$54,083	$12,522	23.2%	$(15,854)	(6.2)%
Net commissions and fees – benefits	44,587	38,640	5,947	15.4%	(4,289)	4.3%

Total net commissions and fees	111,192	92,723	18,469	19.9%	(20,143)	(1.8)%
Contingents and overrides	2,926	2,304	622	27.0%	(155)	20.3%
Other income	1,472	651	821	126.1%	(488)	51.2%

Total revenues	$115,590	$95,678	$19,912	20.8%	$(20,786)	(0.9)%

Specialized Benefits Services
Net commissions and fees – benefits	$6,626	$2,238	$4,388	196.1%	$(3,238)	51.4%
Contingents and overrides	—	—	—	—	—	—
Other income	4	3	1	33.3%	—	33.3%

Total revenues	$6,630	$2,241	$4,389	195.9%	$(3,238)	51.4%

Corporate
Net commissions and fees	$—	$—	$—	—	$—	—
Contingents and overrides	—	—	—	—	—	—
Other income	335	46	289	628.3%	—	628.3%

Total revenues	$335	$46	$289	628.3%	$—	628.3%

	For the Six months ended June 30,
	Revenues		Change		Adjustment for net acquired businesses	Organic growth/decline
	2005	2004	Amount	Percent
	(Dollars in thousands)
Consolidated
Net commissions and fees – property & casualty	$127,624	$99,732	$27,892	28.0%	$(32,481)	(4.6)%
Net commissions and fees – benefits	92,698	71,230	21,468	30.1%	(15,978)	7.7%

Total net commissions and fees	220,322	170,962	49,360	28.9%	(48,459)	0.5%
Contingents and overrides	20,928	15,763	5,165	32.8%	(5,190)	(0.2)%
Other income	3,317	2,228	1,089	48.9%	(183)	40.7%

Total revenues	$244,567	$188,953	$55,614	29.4%	$(53,832)	0.9%

Insurance Brokerage
Net commissions and fees – property & casualty	$127,624	$99,732	$27,892	28.0%	$(32,481)	(4.6)%
Net commissions and fees – benefits	79,390	67,208	12,182	18.1%	(9,120)	4.6%

Total net commissions and fees	207,014	166,940	40,074	24.0%	(41,601)	(0.9)%
Contingents and overrides	20,909	15,763	5,146	32.6%	(5,190)	(0.3)%
Other income	2,716	2,045	671	32.8%	(183)	23.9%

Total revenues	$230,639	$184,748	$45,891	24.8%	$(46,974)	(0.6)%

Specialized Benefits Services
Net commissions and fees – benefits	$13,308	$4,022	$9,286	230.9%	$(6,858)	60.4%
Contingents and overrides	19	—	19	—	—	—
Other income	7	4	3	75.0%	—	75.0%

Total revenues	$13,334	$4,026	$9,308	231.2%	$(6,858)	60.9%

Corporate
Net commissions and fees	$—	$—	$—	—	$—	—
Contingents and overrides	—	—	—	—	—	—
Other income	594	179	415	231.8%	—	231.8%

Total revenues	$594	$179	$415	231.8%	$—	231.8%

We define organic revenue as the period-to-period change in revenues, excluding the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses, during the twelve months following acquisition or divesture. We present organic revenue and believe it is relevant because it allows us to discern year-over-year growth in revenues related to the success or failure of our ability to execute on our sales and client retention strategies. This financial measure should not be considered as an alternative to other financial measures determined in accordance with GAAP.

We believe that many analysts and investors regularly rely on non-GAAP financial measures to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. We believe that investors use organic revenue to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue to that of its peers. Organic revenue may be helpful by eliminating the impact of acquired revenue from total revenues. This financial measure should not be considered as an alternative to other financial measures determined in accordance with GAAP.

Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004

Revenues. Revenues increased $24.6 million, or 25.1%, to $122.6 million for the three months ended June 30, 2005, from $98.0 million for the three months ended June 30, 2004. Organic revenue growth was 0.6%. Of the $24.6 million in revenue growth, $24.0 million was due to prior year acquisitions, net of disposed businesses. The remaining $0.6 million in revenue growth was primarily comprised of organic growth in our benefits business of $2.8 million and organic growth of contingents and other income of $1.1 million, partially offset by an organic decline in our P&C business of $3.3 million.

        Compensation and employee benefits expense. Compensation and employee benefits expense increased $15.6 million, or 28.1%, to $70.9 million for the three months ended June 30, 2005, from $55.3 million for the three months ended June 30, 2004. As a percentage of revenues, compensation and employee benefits expense was 57.8% for the three months ended June 30, 2005, compared to 56.5% for the three months ended June 30, 2004. The increase, as a percentage of revenues, was due to the $2.2 million downward adjustment to revenues related to the change in accounting estimate in the second quarter of 2005, higher incentive compensation expense in 2005 and a $0.8 million premium rebate on our health plan in the second quarter of 2004, somewhat offset by the positive impact of our margin improvement plan.

Other operating expenses. Other operating expenses increased $5.2 million, or 22.7%, to $28.1 million in the three months ended June 30, 2005, from $22.9 million for three months ended June 30, 2004. As a percentage of revenues, other operating expenses were 22.9% for the three months ended June 30, 2005, compared to 23.4% for the three months ended June 30, 2004. The improvement is due to the positive impact of our margin improvement efforts, offset by an increase in corporate expense related to legal fees and associated costs related to the insurance industry investigation and the adjustment to revenues related to the change in accounting estimate.

Total expenses. Total expenses increased $24.9 million, or 28.2%, to $113.2 million for the three months ended June 30, 2005, from $88.3 million for the three months ended June 30, 2004. The increase in expense is due to the items noted above and, primarily, to an increase in amortization expense of $1.4 million due to the impact of recent acquisitions and an increase in interest expense of $1.8 million due to greater borrowings at higher interest rates.

Income from continuing operations. Income from continuing operations decreased $0.3 million to $5.3 million for the three months ended June 30, 2005, from $5.6 million for the three months ended June 30, 2004. Comparison of 2005 to 2004 is negatively affected by the impact of the adjustment related to the change in accounting estimate ($1.2 million after income taxes) and the $0.3 ($0.2 million after income taxes) million in expense related to acquisition integration. Additionally, other improvements in operating efficiency due to acquisitions and our expense mitigation efforts were offset by a net increase in expenses related to the insurance industry investigations and to a higher effective tax rate in 2005. The effective tax rate from continuing operations for the three months ended June 30, 2005, was 43.6% compared to 42.0% for the three months ended June 30, 2004. Income tax expense for the six months ended June 30, 2005 and June 30, 2004 was $4.1 million, respectively.

Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004

Revenues. Revenues increased $55.6 million, or 29.4%, to $244.6 million for the six months ended June 30, 2005, from $189.0 million for the six months ended June 30, 2004. Organic revenue growth was 0.9%. Of the $55.6 million in revenue growth, $53.8 million was due to prior year acquisitions, net of disposed businesses. The remaining $1.8 million in revenue growth was primarily comprised of organic growth in our benefits business and other income of $6.4 million, partially offset by an organic decline in our P&C business and contingents of $4.6 million.

Compensation and employee benefits expense. Compensation and employee benefits expense increased $29.9 million, or 27.3%, to $139.1 million for the six months ended June 30, 2005, from $109.3 million for the six months ended June 30, 2004. The increase was due primarily to the impact of acquisitions. As a percentage of revenues, compensation and employee benefits expense was 61.9% for the six months ended June 30, 2005, compared to 57.8% for the six months ended June 30, 2004. The decrease, as a percentage of revenues, was due to the positive impact of our margin improvement plan efforts and acquisitions, somewhat offset by the $2.2 million downward adjustment to revenues related to the change in accounting estimate.

Other operating expenses. Other operating expenses increased $12.3 million, or 29.6%, to $53.7 million in the six months ended June 30, 2005, from $41.5 million for six months ended June 30, 2004, primarily due to acquisitions. As a percentage of revenues, other operating expenses were 22.0% for the six months ended June 30, 2005, compared to 21.9% for the six months ended June 30, 2004. The increase is due to an increase of $2.0 million in expenses for legal fees and associated costs related to the insurance industry investigation and the $2.2 million downward revenue adjustment related to the change in accounting estimate.

Total expenses. Total expenses increased $61.7 million, or 36.3%, to $231.7 million for the six months ended June 30, 2005, from $169.9 million for the six months ended June 2004. The increase in expense is due to the items noted above and to a combined increase in margin improvement plan and acquisition integration expenses of $12.5 million, primarily due to the integration of SGP, severance for terminated employees and payments to restructure certain sales professionals’ contracts, an increase in interest expense of $3.0 million due to greater borrowings at higher interest rates and an increase in amortization expense of $2.9 million due to the impact of recent acquisitions.

Income from continuing operations. Income from continuing operations decreased $3.8 million to $7.3 million for the six months ended June 30, 2005, from $11.0 million for the six months ended June 30, 2004. Comparison of 2005 to 2004 is negatively affected by the $12.5 million in expense related to acquisition integration and our margin improvement plan. Additionally, other improvements in operating efficiency due to acquisitions and our expense mitigation efforts were somewhat offset by the increase in expenses related to the insurance industry investigations. The effective tax rate from continuing operations for the six months ended June 30, 2005, was 43.5% compared to 42.0% for the six months ended June 30, 2004. Income tax expense for the six months ended June 30, 2005 decreased $2.4 million to $5.6 million from $8.0 million for the six months ended June 30, 2004. The decrease is primarily due to the lower income from continuing operations before income taxes.

Our Segments

We have three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate.

The Insurance Brokerage segment offers:

•	general and specialty property and casualty insurance, which we refer to as P&C insurance;

•	individual and group health, life and disability insurance, which we refer to as Employee Benefits insurance; and

•	core benefits (retirement services).

The Specialized Benefits Services segment offers:

•	sales of workplace benefits insurance products and services; and

•	enrollment and communication services related to employee benefits.

The Corporate segment offers:

•	corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Insurance Brokerage

	Three months ended June 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$115,590	$95,678

Expenses:
Compensation and employee benefits	64,843	51,321
Non-cash stock-based compensation	444	68
Other operating expenses	20,184	17,101
Amortization of intangible assets	6,575	5,618
Depreciation	1,896	1,616
Interest	267	337
Margin improvement plan expenses	—	—
Acquisition integration expenses	310	—

Total expenses	94,519	76,061

Income from continuing operations before income taxes	$21,071	$19,617

	Six months ended June 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$230,639	$184,748

Expenses:
Compensation and employee benefits	126,672	100,812
Non-cash stock-based compensation	689	68
Other operating expenses	39,853	31,716
Amortization of intangible assets	12,645	10,603
Depreciation	3,741	3,138
Interest	555	572
Margin improvement plan expenses	2,396	—
Acquisition integration expenses	8,432	—

Total expenses	194,983	146,909

Income from continuing operations before income taxes	$35,656	$37,839

Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004

Revenues in the Insurance Brokerage segment increased $19.9 million, or 20.8%, to $115.6 million for the three months ended June 30, 2005, from $95.7 million for the three months ended June 30, 2004. Of the $19.9 million increase in revenues, $20.8 million was the net impact of businesses acquired and divested in the prior twelve months. Organic revenue declined $0.9 million or 0.9% for the quarter. Included in the organic decline of $0.9 million is an increase in benefits revenue, contingent revenue and other income of $2.4 million, offset by a decline in P&C revenue of $3.3 million. The negative effect of rate and market conditions in our P&C business and the downward adjustment in revenues related to the change in accounting estimate offset the growth in benefits for the quarter. P&C net commissions and fees represented 56.5% and 57.0% of our consolidated net commissions and fees in three months ended June 30, 2005 and 2004, respectively, and group employee benefits net commissions and fees represented 43.5% and 43.0% of our consolidated net commissions and fees in three months ended June 30, 2005 and 2004, respectively.

Total expenses in the Insurance Brokerage segment increased $18.5 million or 24.3% to $94.5 million for the three months ended June 30, 2005 from $76.1 million for the three months ended June 30, 2004. As a percentage of revenues, total expenses were 81.8% for the three months ended June 30, 2005, compared to 79.5% for the three months ended June 30, 2004. The increase in total expenses, as a percentage of revenues, was primarily due to the $2.2 million downward adjustment to revenues related to the change in accounting estimate, a $1.0 million increase in amortization expense due to acquisitions and to $0.3 million in acquisition integration expenses in the second quarter of 2005, somewhat offset by the positive impact of our margin improvement plan.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $21.1 million and $19.6 million for the three months ended June 30, 2005 and 2004, respectively. The increase for the three months ended June 30, 2005 is primarily due to the positive affects of acquisitions and our margin improvement plan, as well as the items noted above

Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004

Revenues in the Insurance Brokerage segment increased $45.9 million, or 24.8%, to $230.6 million for the six months ended June 30, 2005, from $184.7 million for the six months ended June 30, 2004. Of the $45.9 million increase in revenues, $47.0 million was the net impact of businesses acquired and divested in the prior twelve months. Organic revenue declined $1.1 million or 0.6% for the six months ended June 30, 2005. Included in the organic decline of $1.1 million is an increase in benefits revenue of $3.1 million, offset by a decline in P&C revenues of $4.6 million and the downward adjustment in revenues related to the change in accounting estimate. The negative effect of rate and market conditions in our P&C business offset the growth in benefits for the six months ended June 30, 2005. P&C net commissions and fees represented 57.9% and 58.3% of our consolidated net commissions and fees in six months ended June 30, 2005 and 2004, respectively, and employee benefits net commissions and fees represented 42.1% and 41.7% of our consolidated net commissions and fees in six months ended June 30, 2005 and 2004, respectively.

Total expenses in the Insurance Brokerage segment increased $48.1 million or 32.7% to $195.0 million for the six months ended June 30, 2005 from $146.9 million for the six months ended June 30, 2004. The increase was primarily due to acquisitions and the margin improvement and acquisition integration expenses of $10.8 million. As a percentage of revenues, other operating expenses were 84.5% for the six months ended June 30, 2005, compared to 79.5% for the six months ended June 30, 2004. The increase in total expenses, as a percentage of revenues, is primarily due to the revenue and expense items noted above.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $35.7 million and $37.8 million for the six months ended June 30, 2005 and 2004, respectively. The decrease for the six months ended June 30, 2005 is due to the revenue and expense items noted above.

Specialized Benefits Services

	Three months ended June 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$6,630	$2,241

Expenses:
Compensation and employee benefits	2,980	1,643
Non-cash stock-based compensation	11	6
Other operating expenses	2,753	1,139
Amortization of intangible assets	679	233
Depreciation	126	91
Interest	85	51

Total expenses	6,634	3,163

Loss from continuing operations before income taxes	$(4)	$(922)

	Six months ended June 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$13,334	$4,026

Expenses
Compensation and employee benefits	6,314	3,418
Non-cash stock-based compensation	18	6
Other operating expenses	5,107	2,233
Amortization of intangible assets	1,363	466
Depreciation	247	179
Interest	189	116
Margin improvement plan expense	82	—

Total expenses	13,320	6,418

Income (loss) from continuing operations before income taxes	$14	$(2,392)

Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004

Revenues in the Specialized Benefits Services segment increased $4.4 million, or 195.9%, to $6.6 million for the three months ended June 30, 2005, from $2.2 million for the three months ended June 30, 2004, due to the positive impact of acquisitions of $3.2 million and to organic growth of $1.2 million. Specialized Benefits Services net commissions and fees represented 5.6% and 2.4% of our consolidated net commissions and fees for the three months ended June 30, 2005 and 2004, respectively.

Total expenses in the Specialized Benefits Services segment increased $3.5 million to $6.6 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004. The increase is primarily due to acquisitions. As a percentage of revenues, total expenses were 100.1% for the three months ended June 30, 2005, compared to 141.1% for the three months ended June 30, 2004. The decrease in total expenses, as a percentage of revenues, is primarily due to the contribution of revenues from acquisitions with less volatile quarterly revenues.

Loss from continuing operations before income taxes in the Specialized Benefits Services segment was $0.0 million and $0.9 million for the three months ended June 30, 2005 and 2004, respectively. The improvement for the three months ended June 30, 2005 is due to the items discussed above.

Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004

Revenues in the Specialized Benefits Services segment increased $9.3 million, or 231.2%, to $13.3 million for the six months ended June 30, 2005, from $4.0 million for the six months ended June 30, 2004, due to the positive impact of acquisitions of $6.9 million and to organic growth of $2.5 million. Specialized Benefits Services net commissions and fees represented 6.0% and 2.4% of our consolidated net commissions and fees for the six months ended June 30, 2005 and 2004, respectively.

Total expenses in the Specialized Benefits Services segment increased $6.9 million to $13.3 million for the six months ended June 30, 2005 from $6.4 million for the six months ended June 30, 2004. The increase is primarily due to acquisitions. As a percentage of Revenues, total expenses were 99.9% for the six months ended June 30, 2005, compared to 159.4% for the six months ended June 30, 2004. The decrease in total expenses, as a percentage of revenues, is primarily due to the contribution of revenues from acquisitions with less volatile quarterly revenues.

Income (loss) from continuing operations before income taxes in the Specialized Benefits Services segment was $0.0 million and ($2.4) million for the six months ended June 30, 2005 and 2004, respectively. The improvement for the six months ended June 30, 2005 is due to the items discussed above.

Corporate

	Three months ended June 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$335	$46

Expenses:
Compensation and employee benefits	3,071	2,361
Non-cash stock-based compensation	96	65
Other operating expenses	5,180	4,679
Amortization of intangible assets	—	—
Depreciation	350	422
Interest	3,317	1,526

Total expenses	$12,014	$9,053

Loss from continuing operations before income taxes	$(11,679)	$(9,007)

	Six months ended June 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$594	$179

Expenses:
Compensation and employee benefits	6,143	5,044
Non-cash stock-based compensation	162	65
Other operating expenses	8,782	7,505
Amortization of intangible assets	—	—
Depreciation	713	872
Interest	6,025	3,125
Margin improvement plan expenses	1,552	—

Total expenses	23,377	16,611

Loss from continuing operations before income taxes	$(22,783)	$(16,432)

Revenues at the Corporate segment represent interest income.

Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004

Total expenses in the Corporate segment increased $3.0 million, or 32.7%, to $12.0 million for the three months ended June 30, 2005, from $9.1 million for the three months ended June 30, 2004. As a percentage of consolidated revenues, total Corporate expenses were 9.8% and 9.2% in the three months ended June 30, 2005 and 2004, respectively. The increase is primarily due to a $1.8 million increase in interest expense due to increased borrowings at higher rates and to $1.1 million in expense related to the insurance industry investigations.

Loss from continuing operations before income taxes in the Corporate segment was $11.7 million and $9.0 million for the three months ended June 30, 2005 and 2004, respectively. The decline in 2005 is primarily due to the expenses noted above.

Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004

Total expenses in the Corporate segment increased $6.7 million, or 40.7%, to $23.4 million for the six months ended June 30, 2005, from $16.6 million for the six months ended June 30, 2004. As a percentage of consolidated revenues, total Corporate expenses were 9.6% and 8.8% in the six months ended June 30, 2005 and 2004, respectively. The increase is primarily due to a $2.9 million increase in interest expense due to increased borrowings at higher rates, $2.0 million in expense related to the insurance industry investigations and $1.6 million in expense related to the resignation of our Chief Operating Officer.

Net loss from continuing operations in the Corporate segment was $22.8 million and $16.4 million for the six months ended June 30, 2005 and 2004, respectively. The decline in 2005 is primarily due to the expenses noted above.

Liquidity and Capital Resources

Our debt consists of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Senior Credit Facility:
Term loan	$212,588	$123,438
Revolving credit facility	—	5,000
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2010	21,109	23,073
Other long-term debt, primarily capital leases	5,673	4,813

Total debt	239,370	156,324
Current portion of long-term debt	(12,686)	(11,617)

Long-term debt	$226,684	$144,707

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

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At June 30, 2005, availability under the revolving credit facility was $28.8 million having been reduced by $1.2 million for outstanding letters of credit.

On March 26, 2004, we executed a first amendment to the credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004. As amended, borrowings under the term loan bear interest, at our option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate for the applicable period, respectively. The annual interest rate on the term loan was 5.69% at June 30, 2005

The credit facility contains various limitations, including limitations on our ability to pay dividends, buy back our common stock and make other distributions to stockholders, borrowing and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees our obligations under the credit facility.

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

On January 11, 2005, we received approval from our lending institutions for a second amendment to our credit facility, which allowed for a $90.0 million increase to our existing term loan, a waiver of certain covenant limitations to allow for the acquisition of SGP and an amendment of certain other covenants in our credit agreement indebtedness (see Note 4 “Long-Term Debt” to our unaudited condensed consolidated financial statements).

Working capital increased by $37.9 million to $70.7 million at June 30, 2005, compared to $32.8 million at December 31, 2004, primarily due to cash inflows from our expanded credit facility, settlement of our equity forward sale agreements and cash generated by operations, offset by cash used for acquisitions and debt payments.

On July 24, 2003, Standard & Poor’s raised the counterparty credit and bank loan rating on us to ‘BB-’ from ‘B+.’ On August 12, 2003 Moody’s Investors Service assigned a B1 rating to our credit facility with a stable outlook. On November 1, 2004, Standard & Poor’s placed our ratings on credit watch with negative implications, primarily due to a subpoena we received from the New York Attorney General and related industry announcements. On May 19, 2005, Standard & Poor’s affirmed our ‘BB-’ ratings and removed the ratings from credit watch.

As of June 30, 2005, we were in compliance with the covenants of our credit facility. The significant financial covenants of our credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	2.48	2.75 maximum
Fixed Charge Coverage Ratio(a)	2.25	2.00 minimum
Stockholders’ Equity(a) (in millions)	$406,271	$336,535 minimum

(a)	As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or divested.

We believe that our cash and cash equivalents on hand of $32.6 million and projected cash flows generated from operations and availability under our revolving credit facility of $28.8 million as of June 30, 2005, should be sufficient to fund our estimated $7.5 million in debt principal repayments, our working capital needs, acquisitions and budgeted $4.0 million in capital expenditures through at least December 31, 2005. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Cash and cash equivalents increased by $29.7 million and decreased by $30.0 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities totaled $34.9 million and $33.0 million for the six months ended June 30, 2005 and 2004, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable. The net effect of discontinued operations was a reduction in cash flow from operating activities of $1.6 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.

Net cash used in investing activities totaled $111.6 million and $57.6 million for the six months ended June 30, 2005 and 2004, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $108.9 million, and $56.5 million for the six months ended June 30, 2005 and 2004, respectively. The $108.9 million for the six months ended June 30, 2005, primarily included the SGP and PSA transactions. The $56.5 million for the six months ended June 30, 2004, primarily included the Bertholon-Rowland and Dodge Warren & Peters transactions. The payment of additional purchase price and retention-based acquisition payments are included in the six months ending June 30, 2005 and 2004. Capital expenditures amounted to $2.8 million and $3.3 million for the six months ended June 30, 2005 and 2004, respectively. Proceeds from the sale of discontinued operations were $2.1 million for the six month period ended June 30, 2005.

Net cash provided by (used in) financing activities totaled $106.4 million and $(5.4) million for the six months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005, we increased our existing term loan resulting in gross proceeds of $90.0 million. We also raised $34.9 million in equity from the issuance of our common stock as a result of the settlement of the remaining portion of our forward sale agreements, by issuing 2.2 million shares of our common stock, along with stock options and employee stock purchase plan transactions. In addition, we made payments of $15.5 million for debt and $0.8 million for debt issuance costs. In the six months ended June 30, 2004, we made payments of $9.1 million for debt and $0.4 million for debt issuance costs and raised $3.0 million in equity from the issuance of our common stock as a result of stock options and employee stock purchase plan transactions. The net effect of discontinued operations on financing activities was $1.1 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively.

Net income per share, on a diluted basis, was $0.05 and $0.22 for the six months ended June 30, 2005 and 2004, respectively. These amounts are based on approximately 55.6 million and 48.6 million weighted-average shares outstanding as of June 30, 2005 and 2004, respectively. The decrease was primarily due to an increase in acquisition integration expense of $8.4 million, an increase in margin improvement plan expense of $4.0 million, an increase in interest and amortization of $5.9 million, somewhat offset by the positive impact of acquisitions and our margin improvement plan. Additionally, at June 30, 2005 as compared to June 30, 2004, our weighted-average shares outstanding increased due to share issuances for acquisitions and to sales of our common stock.

Contractual Obligations

The table below summarizes our indebtedness and lease commitments as of June 30, 2005:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in Thousands)
Credit facility	$212,588	$2,150	$106,831	$103,607	$—
Other debt and capital lease obligations	26,782	10,536	12,541	3,268	437
Operating lease commitments	70,237	18,087	30,005	16,451	5,694
Variable rate interest obligations	40,521	13,508	21,784	4,130	1,099
Fixed rate interest obligations	1,989	1,113	829	47	—
Other	1,800	900	900	—	—

Total	$353,917	$46,294	$172,890	$127,503	$7,230

Credit Facility

See discussion above under “Long-Term Debt.”

Other Debt and Capital Lease Obligations

At June 30, 2005 our other debt and capital lease obligations of $26.8 million consisted primarily of notes payable issued in conjunction with acquisitions. Some of these notes payable may be subject to reduction based on future performance of the acquired company. At June 30, 2005, our capital lease obligations of $3.2 million related to purchases of furniture and equipment. In the past, we have used external financing to fund a portion of such purchases and plan to continue to do so in the future.

Operating Leases

Substantially all of our office space is leased under an operating lease structure. Many of these leases have options permitting renewals for additional periods and provisions for escalations based on an inflation index.

Interest Obligations

At June 30, 2005, we had future interest obligations under fixed rate notes, primarily acquisition related, of $2.0 million.

Of our $239.4 million in long-term debt at June 30, 2005, $215.8 million was subject to variable interest rates, most of which is eligible to be prepaid. The variable interest rate payment projections in the table above assume that interest rates stay fixed at the June 30, 2005 rates and that we do not prepay any long-term debt with variable interest rates.

Other

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when the contingency is resolved. At June 30, 2005, we estimate the future significant contingent purchase price payments to be between $10.6 million and $18.8 million. These payments would be payable in a combination of cash, common stock and debt. These amounts primarily relate to acquisitions and will be reflected on our financial statements as a liability and additional purchase price when the contingency is resolved. Approximately $4.6 million of the future contingent purchase price payments have measurement dates of December 31, 2005. Please read Note 2 “Acquisitions” in our notes to condensed consolidated financial statements included herein.

We routinely enter into employment agreements with management and other key employees. Some of these contracts may provide for severance benefits in the event that we terminate the employment relationship without cause. Severance costs are expensed as incurred in accordance with GAAP.

Some of our common stockholders have various put rights that are exercisable upon specific events. Please read Note 7 “Redeemable Securities” to our consolidated financial statements included in our Form 10-K for the period ended December 31, 2004.

Off-Balance Sheet Commitments

We have one letter of credit totaling $1.2 million established as collateral for our workers’ compensation insurance program. Letters of credit which are outstanding reduce the borrowing availability under our revolving credit facility. The letter of credit referred to automatically renews annually on the anniversary date of issuance with a final expiration five business days prior to August 11, 2007, the maturity date of our revolving credit facility. Such off-balance sheet commitments are historically immaterial and we do not anticipate an increase in their importance to us in terms of liquidity or other benefits.

New Accounting Pronouncements

Please read Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion on the impact of the adoption of new accounting pronouncements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $215.8 million of floating rate debt outstanding at June 30, 2005. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $2.2 million annual decrease in income before income tax expense. Except for the previously disclosed forward sale of our common stock and written put options on certain shares of our common stock, we currently do not engage in any derivatives or hedging transactions.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, while significant progress has been made on remediating the significant deficiencies noted at December 31, 2004, our disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of the material weakness in internal control over financial reporting discussed below.

Changes in internal control over financial reporting.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in connection with the preparation of our Annual Report on Form 10–K for the fiscal year ended December 31, 2004. The Management Report on Internal Control is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Based on the evaluation for the 2004 fiscal year, management concluded that our internal control over financial reporting was not effective as of December 31, 2004. Management identified significant deficiencies in our internal control over financial reporting, none of which individually were considered material; but, when considered in the aggregate, in management’s judgment, represented a material weakness in internal control over the financial statement close process. The control deficiencies generally related to (i) segregation of duties around receipts and disbursements in our smaller reporting units, (ii) timely review and approval of account analyses, reconciliations and journal entries, (iii) adequate review of and support for revenue accruals in our core benefits reporting unit and (iv) a lack of operating effectiveness of detection and monitoring controls over the year-end close process. These deficiencies were manifested in a number of adjustments to the financial statements for the year ended December 31, 2004, including those resulting from a complex reclassification of prior years’ income taxes related to our decision to discontinue three operations in December 2004. None of the adjustments were material individually or in the aggregate.

Management continues to address the remediation of these deficiencies in internal controls over financial reporting. Actions taken to date include:

•	Management expanded the internal audit department from six employees at December 31, 2004 to the current staff of twelve employees, including the newly created position of Director of Internal Controls;

•	Management is consolidating the tax department into the corporate headquarters in New York and has hired an experienced Director of Tax to lead that department;

•	Management is actively recruiting a Director of Financial Reporting to enhance internal technical expertise and provide needed resources in financial reporting;

•	Management has initiated a process to critically review and assess field accounting leaders, which is expected to be completed in the third quarter of 2005;

•	Internal Audit conducted a review of the financial statement close process at the corporate office during the March 31, 2005 close, noting enhanced detection and monitoring controls; and

•	Management has implemented procedures to insure that adequate review and approval of proposed revenue accruals at the core benefits unit occurs at an appropriate level in advance of recording them to the ledger.

Management will continue to address identified deficiencies and is committed to remediating them as quickly as possible, although there can be no assurance that management will be able to do so.

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

As reported in our Form 10-Q for the quarterly period ended September 30, 2004, as part of Management’s review of our internal controls in compliance with Sarbanes-Oxley Section 404, management determined the need to enhance field office and corporate controls over our receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or “direct bill” receivables. Previously, we recorded commissions on direct bill, and the related compensation expenses, on a modified cash-basis, with a corresponding asset and liability recorded on the balance sheet to reflect a reasonable estimate of accrual basis accounting. Quarterly adjustments to these estimates were historically calculated using a method in each field office and were not applied consistently across all operating companies.

Beginning in the third quarter of 2004, we implemented a new system called Captiva, which will, when it is fully populated with all direct bill policy details by December 31, 2005, directly calculate and record the receivable and revenue and the related compensation payable and expense for each direct bill policy at the time it is effective. As a result of this process, we have obtained additional information as of June 30, 2005 which management has utilized to revise its estimate of the direct bill receivable and related compensation payable. The effect of the change in estimate was a decrease to our direct bill receivable and revenues of $2.2 million and a reduction in the related producer payable and compensation expense of $0.1 million as of and for the three and six months ended June 30, 2005.

PART II. OTHER INFORMATION

USI HOLDINGS CORPORATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Insurance Industry Investigations and Other Developments,” “Industry Class Action Litigation” and “Near North Insurance Litigation (Near North)” and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Plan Category	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs*	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2005 through April 30, 2005	—	—	—	*
May 1, 2005 through May 31, 2005	70,300	$11.92	70,300	*
June 1, 2005 through June 30, 2005	—	—	—	*

Total	70,300		70,300

*	The Limited Stock Repurchase Plan was announced on May 10, 2004 under which our Board of Directors approved the use of proceeds, and tax related benefit amounts, from stock option and warrant exercises to repurchase common stock. The dollar amount approved for repurchases is based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. Additionally, on December 20, 2004, we announced that our Board of Directors authorized an expanded stock repurchase program that permits us to purchase shares of our common stock up to certain limits set forth within our credit facility. In the second quarter of 2005, no shares were purchased under the expanded stock repurchase program. We have the capacity under our credit facility to purchase up to an additional $9.6 million of our common stock during 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 25, 2005, the following actions were taken:

1) Election of the Board of Directors comprised of the following members:

Nominee	Votes For	Withheld
David L. Eslick	48,272,330	223,012
Ronald E. Frieden	48,179,752	315,590
Richard M. Haverland	48,179,752	315,590
Thomas A. Hayes	48,179,752	315,590
L. Ben Lytle	48,347,112	148,230
Robert A. Spass	48,347,112	148,230
Robert F. Wright	48,159,800	335,542

2) Approval of Amended and Restated Certificate of Incorporation for which 41,481,168 votes for, 467,125 votes withheld and 21,408 votes abstained.

There were no other actions taken at the Annual Meeting of Shareholders.

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

USI HOLDINGS CORPORATION
(Registrant)

DATE: August 9, 2005	BY:	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Executive Vice President and Chief Financial Officer

USI HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002