Form 10-Q
period 2005-09-30
USI HOLDINGS CORP
filed 2005-11-09
CIK 1102643

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒.

As of November 2, 2005, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 57,538,772 shares.

USI HOLDINGS CORPORATION

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

Forward-looking statements are not historical facts, but instead represent Management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning us, including factors that potentially could materially affect our financial results, are contained in our filings with the SEC. Some factors include: our ability to meet our objective of growing cash earnings per share at least 15% per year; our ability to meet our objective of growing revenues organically and expanding our margins; successful consummation and integration of acquisitions; resolution of regulatory issues and other claims, including errors and omissions claims and claims related to our compensation arrangements with insurance companies; the actual cost of resolution of contingent liabilities and passage of new legislation affecting our business; determinations of effectiveness of internal control over financial reporting and disclosure controls and procedures; our ability to attract and retain key sales and management professionals; our level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; future expenses for integration and margin improvement efforts; and general economic conditions around the country. Our ability to grow has been largely attributable to acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 1. Financial Statements

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Per Share Data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 30,099	$ 2,867
Fiduciary funds – restricted	93,757	99,627
Premiums and commissions receivable, net of allowance for bad debts and policy cancellations of $6,521 and $4,745, respectively	220,184	200,084
Other	13,837	17,181
Deferred tax asset	20,981	10,210
Current assets held for discontinued operations	2,232	7,534

Total current assets	381,090	337,503
Goodwill	393,291	309,195
Expiration rights	306,769	236,769
Other intangible assets	49,852	45,560
Accumulated amortization	(188,228)	(167,487)

Expiration rights and other intangible assets, net	168,393	114,842
Property and equipment, net	27,127	24,570
Other assets	4,647	3,565
Other assets held for discontinued operations	7,456	10,299

Total Assets	$ 982,004	$ 799,974

Liabilities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$ 232,700	$ 226,746
Accrued expenses	66,555	47,900
Current portion of long-term debt	11,981	11,617
Other	10,816	14,782
Current liabilities held for discontinued operations	3,682	3,727

Total current liabilities	325,734	304,772
Long-term debt	225,969	144,707
Deferred tax liability	18,918	15,656
Other liabilities	6,172	6,745
Other liabilities held for discontinued operations	719	529

Total Liabilities	577,512	472,409

Commitments and contingencies
Stockholders’ equity:
Preferred stock—voting—par $.01, 87,000 shares authorized; no shares issued and outstanding	—	—
Common stock—voting—par $.01, 300,000 shares authorized; 58,139 and 51,453 shares issued, respectively	581	515
Common stock—non-voting—par $.01, 10,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	670,836	590,251
Accumulated deficit	(249,404)	(253,877)
Less treasury stock at cost, 547 and 283 shares, respectively	(7,007)	(3,943)
Less unearned compensation, restricted stock	(10,514)	(5,381)

Total Stockholders’ Equity	404,492	327,565

Total Liabilities and Stockholders’ Equity	$ 982,004	$ 799,974

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net commissions and fees	$122,955	$100,767	$343,277	$271,736
Contingents and overrides	1,738	1,210	22,666	16,973
Other income	2,574	1,040	5,891	3,261

Total Revenues	127,267	103,017	371,834	291,970

Expenses:
Compensation and employee benefits	75,110	59,100	226,407	168,374
Non-cash stock-based compensation	839	139	1,708	278
Other operating expenses	27,821	24,269	81,857	65,704
Amortization of intangible assets	7,230	6,434	21,238	17,503
Depreciation	2,467	2,208	7,168	6,397
Interest	4,012	2,296	10,781	6,109

Total Expenses	117,479	94,446	349,159	264,365

Income from continuing operations before income tax expense	9,788	8,571	22,675	27,605
Income tax expense	4,298	3,377	9,907	11,363

Income from Continuing Operations	5,490	5,194	12,768	16,242
Loss from discontinued operations, net	(3,603)	(290)	(8,295)	(451)

Net Income	$ 1,887	$ 4,904	$ 4,473	$ 15,791

Per Share Data – Basic and Diluted
Basic:
Income from continuing operations	$ 0.10	$ 0.11	$ 0.23	$ 0.34
Loss from discontinued operations, net	(0.07)	(0.01)	(0.15)	(0.01)

Net Income Per Common Share	$ 0.03	$ 0.10	$ 0.08	$ 0.33

Diluted:
Income from continuing operations	$ 0.09	$ 0.10	$ 0.23	$ 0.33
Loss from discontinued operations, net	(0.06)	—	(0.15)	(0.01)

Net Income Per Common Share	$ 0.03	$ 0.10	$ 0.08	$ 0.32

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Income from continuing operations	$ 12,768	$ 16,242
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	21,238	17,503
Depreciation	7,168	6,397
Non-cash stock-based compensation	1,708	278
(Benefit from) provision for deferred income taxes	(1,289)	4,715
Gain on disposal of assets	(223)	(543)
Provision for bad debts and policy cancellations	978	440
Other non-cash items	1,199	767
Changes in operating assets and liabilities (net of purchased/divested companies):
Fiduciary funds-restricted	20,108	11,408
Premiums and commissions receivable	8,922	12,276
Other assets	4,763	3,546
Premiums payable to insurance companies	(29,511)	(24,594)
Accrued expenses and other liabilities	(1,453)	(7,708)

Net cash provided by continuing operating activities	46,376	40,727
Loss from discontinued operations, net	(8,295)	(451)
Non-cash charges included in loss from discontinued operations, net	4,800	818
Changes in discontinued operating assets and liabilities	1,770	(355)

Net Cash Provided by Operating Activities	44,651	40,739

Investing Activities
Cash paid for businesses acquired and related costs	(121,005)	(75,533)
Cash obtained from businesses acquired	(1,925)	2,489
Purchases of property and equipment	(6,741)	(8,162)
Proceeds from sale of assets	3	551

Net cash used in continuing investing activities	(129,668)	(80,655)
Proceeds from sale of discontinued operations	6,167	—

Net Cash Used in Investing Activities	(123,501)	(80,655)

Financing Activities
Proceeds from issuance of long-term debt	94,533	24,993
Payments of long-term debt issuance costs	(819)	(450)
Payments of long-term debt	(19,167)	(19,737)
Proceeds from issuance of common stock	36,163	4,087
Payments for repurchases of common stock	(3,064)	(3,297)

Net cash provided by continuing financing activities	107,646	5,596
Payment of discontinued operations’ long-term debt	(1,564)	(1,388)

Net Cash Provided by Financing Activities	106,082	4,208

Increase (decrease) in cash and cash equivalents	27,232	(35,708)
Cash and cash equivalents at beginning of period	2,867	45,570

Cash and Cash Equivalents at End of Period	$ 30,099	$ 9,862

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 8,256	$ 4,432
Cash paid for taxes	$ 3,696	$ 6,834
Supplemental schedule of non-cash activities:
Common stock issued for acquisitions, primarily intangibles	$ 28,792	$ 27,979
Debt and other liabilities issued/assumed for acquisitions, primarily intangibles	$ 32,280	$ 13,627
Other long-term debt issued primarily for earn-out payments	$ 658	$ 958
Common stock issued for reduction in liabilities	$ 8,173	$ 1,000

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

USI Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company) is a distributor of insurance and financial products and services primarily to small and mid-sized businesses. The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty property and casualty (“P&C”) insurance, individual and group health, life and disability insurance and core benefits (“retirement services”). The Specialized Benefits Services segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments that the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements include the accounts of USI Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

As reported in the Company’s Form 10-Q for the quarterly periods ended September 30, 2004 and June 30, 2005, as part of the Company’s review of internal controls in compliance with Sarbanes-Oxley Section 404, it determined the need to enhance field office and corporate controls over its receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or “direct bill” receivables. Beginning in the third quarter of 2004, the Company implemented a new system called Captiva, which will, when it is fully populated with all direct bill policy details, directly calculate and record receivables and revenue and the related compensation payable and expense for each commercial lines property and casualty direct bill policy at the time it is effective. As a result of this process, the Company has obtained additional information which Management has utilized to determine its estimate of the direct bill receivable and related compensation payable. For the three and nine-month periods ended September 30, 2005, the effect of the change in estimate was a decrease to the Company’s direct bill revenues of $756 and $2,925, respectively, and a decrease in the related producer compensation expense of $359 and $467, respectively.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share Based Payment” (“SFAS No. 123 R”). SFAS No. 123 R requires companies to recognize in compensation expense the cost of employee services received in exchange for awards of equity based on the grant date fair value of those awards. SFAS No. 123 R supersedes SFAS No. 123, which allowed companies to choose between expensing such equity awards and disclosing only the pro forma effects of having expensed them. In April 2005, the Securities and Exchange Commission delayed the required adoption date of SFAS No. 123 R, which is now effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. The Company will adopt SFAS No. 123 R effective January 1, 2006. The Company is currently evaluating the methodology for implementation of SFAS No. 123 R.

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

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic value method, compensation cost for stock options is recognized only to the extent the fair market value of the stock at grant date is in excess of the amount that the employee must pay to acquire the stock. To date, no compensation expense has been recorded for stock options since the market price at the date of grant equaled the amount the employee must pay. Additionally, in accordance with APB No. 25, compensation expense related to restricted stock is recorded ratably over the vesting period based on the fair market value on the date of grant.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$ 1,887	$ 4,904	$ 4,473	$ 15,791
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	472	80	962	161
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(962)	(661)	(2,242)	(1,510)

Pro forma net income	$ 1,397	$ 4,323	$ 3,193	$ 14,442

Earnings per share – basic:
As reported	$ 0.03	$ 0.10	$ 0.08	$ 0.33

Pro forma	$ 0.02	$ 0.09	$ 0.06	$ 0.30

Earnings per share – diluted:
As reported	$ 0.03	$ 0.10	$ 0.08	$ 0.32

Pro forma	$ 0.02	$ 0.09	$ 0.06	$ 0.29

Discontinued Operations

Certain amounts have been reclassified and presented in all periods as discontinued operations to reflect decisions announced in the fourth quarter of 2004 and in 2005 to sell seven operations that either exhibited significant earnings volatility or that do not fit with the Company’s core business strategy (see Note 5 “Discontinued Operations”). Three of the seven operations were acquired in the first quarter of 2005 in connection with the Summit Global Partners (“SGP”) acquisition.

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
December 31, 2004	$ 225,297	$ 37,582	$ 46,316	$ 309,195
Goodwill acquisitions/adjustments	91,165	1,560	(8,629)	84,096

September 30, 2005	$ 316,462	$ 39,142	$ 37,687	$ 393,291

Changes in goodwill arise primarily from acquisitions and contingent purchase price payments on previous acquisitions. The Company records contingent purchase price payments as adjustments to goodwill when determined. Goodwill adjustments may also arise from reclassifications with other intangible assets upon completion of acquisition asset valuations, divestitures and impairments. The reduction in goodwill recorded in the Corporate segment for the nine months ended September 30, 2005 is primarily attributed to a reclassification of identified deferred tax assets out of the preliminary purchase price allocation to goodwill in the SGP acquisition.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The Company’s amortizable intangible assets by asset class are as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Amortization period
September 30, 2005
Expiration rights	$ 306,769	$ 149,585	$ 157,184	10 years
Covenants not-to-compete	46,876	38,643	8,233	7 years
Other	2,976	—	2,976	5 years

Total	$ 356,621	$ 188,228	$ 168,393

December 31, 2004
Expiration rights	$ 236,769	$ 130,464	$ 106,305	10 years
Covenants not-to-compete	42,501	37,023	5,478	7 years
Other	3,059	—	3,059	5 years

Total	$ 282,329	$ 167,487	$ 114,842

Amortization expense for amortizable intangible assets was $7,230 and $6,434 for the three months ended September 30, 2005 and 2004, respectively, and $21,238 and $17,503 for the nine months ended September 30, 2005 and 2004, respectively. Amortization expense for amortizable intangible assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $28,457, $26,888, $23,859, $21,298 and $17,570, respectively.

At September 30, 2005, other intangible assets were comprised of deferred financing costs related to the Company’s credit facility (see Note 4 “Long-Term Debt”). The Company charged $286 and $225 to interest expense for the amortization of these costs in the three months ended September 30, 2005 and 2004, respectively, and $847 and $655 for the nine months ended September 30, 2005 and 2004, respectively.

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

In the third quarter of 2005, the Company recorded an additional impairment charge of $1,054 on the intangible assets of one operation classified in discontinued operations as a result of a revision in the estimate of the operation’s fair value (see Note 5 “Discontinued Operations”). Except as discussed above, there were no indicators of possible impairment in the Company’s goodwill and intangible assets during the nine-month period ended September 30, 2005. The Company will complete its annual goodwill impairment test in the fourth quarter of 2005.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

3. Acquisitions

During the nine-month period ended September 30, 2005, the Company acquired the stock or substantially all of the assets of the following companies in exchange for its common stock, notes issued, debt assumed and cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations (the “Other” row includes six acquisitions made in 2005, none of which had acquired assets greater than $5,000):

Name and effective date of acquisition	Common shares issued	Common share value	Cash paid/ to be paid	Debt and other liabilities issued/ assumed	Total purchase price	Contingent earn-out payables
Patterson//Smith Associates (PSA), 2/1/05	177	$ 2,000	$ 16,933	$ 2,000	$ 20,933	$ —
Summit Global Partners (SGP), 2/3/05	2,368	26,547	65,176	28,224	119,947	—
Richard Cross & Associates (CRO), 9/1/05	—	—	11,715	2,056	13,771	2,400
Other	19	245	10,277	—	10,522	27,206

Total	2,564	$ 28,792	$ 104,101	$ 32,280	$ 165,173	$ 29,606

Common shares of the Company issued in connection with acquisitions are valued using the five-day average closing price of the Company’s common stock beginning two days prior to the measurement date.  The measurement date is the earliest date on which the number of shares to be issued in an acquisition is determinable based on mutual agreement of the parties and as documented by a formula in the respective acquisition agreement.   Debt and other liabilities issued/assumed includes notes issued and assumed, as well as other liabilities specifically assumed but not considered in the required working capital calculation.  These other liabilities are typically treated as deductions from cash purchase consideration at closing.  Included in common shares or cash may be amounts in escrow pending the resolution of certain pre-acquisition contingencies or final calculation of acquired working capital.  Any amounts returned to the Company out of escrow are recorded as adjustments to goodwill when the escrow is settled.

In connection with certain acquisitions, there are contingent purchase price payments which are primarily based upon future revenues of the acquired entities. The contingent payments are not included in the purchase price that is recorded for these acquisitions at their respective acquisition dates because they are not fixed and determinable. Future payments made under these arrangements, if any, generally will be recorded as adjustments to goodwill when the amounts are determined. Additionally, the Company may acquire books of business from time to time, paying a percentage of retained revenues over a number of years. These contingent payments are typically in cash and are recorded to expiration rights when determinable. The aggregate amount of unrecorded contingent purchase price obligations for earn-outs and books of business as of September 30, 2005 is estimated to be between $26,829 and $45,665, with payments expected to be made from 2005 through 2010. In the nine months ended September 30, 2005, the Company made contingent purchase price payments of $2,811.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations:

	PSA	SGP	CRO	Other	Total
Current Assets	$ 7,752	$ 39,138	$ 555	$ 1,052	$ 48,497
Property and equipment, net	223	1,899	167	878	3,167
Other long-term assets	2	709	—	—	711
Expiration rights	8,550	50,145	5,288	4,992	68,975
Covenants not-to-compete	500	3,134	397	283	4,314
Goodwill	11,241	69,668	7,535	5,474	93,918
Total assets acquired	$28,268	$164,693	$13,942	$ 12,679	$219,582
Total liabilities assumed, less debt and other liabilities issued/assumed	$ 7,335	$ 44,746	$ 171	$ 2,157	$ 54,409
Total net assets acquired	$20,933	$119,947	$13,771	$ 10,522	$165,173

Included in liabilities in the table above is $2,585 of acquisition-related expenses. Additionally, in 2005, the Company reduced goodwill and recorded a deferred tax asset in the Corporate segment of $7,672 related to these acquisitions and to other acquisition-related intangible adjustments.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

These acquisitions allow the Company to enlarge its footprint in geographic locations where it already has a presence and expand its presence in the employee benefits and retail P&C insurance brokerage services industries. The excess of the purchase price over the estimated fair value of the tangible net assets valued as of the acquisition date was allocated to expiration rights and covenants not-to-compete, with the remaining balance to goodwill, in the amounts of $68,975, $4,314 and $93,918, respectively (of these amounts, $27,909, $1,377 and $37,013, respectively, are expected to be deductible for income tax purposes). Preliminary purchase price allocations are established at the time of the acquisition and are reviewed within the first year of ownership upon completion of an acquired asset valuation or for other required adjustments. The Company is currently in the process of performing asset valuations on several of its 2005 acquisitions. Accordingly, amounts preliminarily allocated to goodwill and other intangible assets may be adjusted upon completion of the valuations. Such amounts may be material and would primarily represent reclassifications between goodwill and other intangible assets.

The Company’s consolidated financial statements for the nine months ended September 30, 2005 include the results of operations of these companies from the date of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$ 128,361	$ 126,765	$ 391,199	$ 368,952
Income from continuing operations before income tax expense	10,039	12,113	25,298	34,013
Net income	2,028	7,064	5,950	19,564
Net income per share:
Basic	0.04	0.14	0.11	0.38
Diluted	0.04	0.13	0.10	0.37
Weighted-average shares outstanding:
Basic	56,686	52,141	56,334	51,287
Diluted	57,414	53,035	56,925	52,295

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2004, nor are they necessarily indicative of future operating results.

Additionally, in 2005 the Company acquired all membership interests or certain assets from seven agencies/individuals that were not included in the information presented above.  These interests/assets were purchased for consideration of $1,121 in cash and $65 in promissory notes and were allocated primarily to expiration rights and other intangible assets.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

4. Long-Term Debt

Long-term debt consists of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Senior credit facility:
Term loan	$ 212,050	$ 123,438
Revolving credit facility	—	5,000
Other debt:
Notes issued in connection with acquisitions, due various dates through 2010 at interest rates from 5% to 10%	21,893	23,073
Other long-term debt, primarily capital leases	4,007	4,813

Total debt	237,950	156,324
Current portion of long-term debt	(11,981)	(11,617)

Long-term debt	$ 225,969	$ 144,707

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

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at the Company’s option, at a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At September 30, 2005, availability under the revolving credit facility was $28,800, having been reduced $1,200 for outstanding letters of credit.

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

On March 26, 2004, the Company executed a first waiver to the credit agreement. The credit agreement has various limitations on acquisitions, including, but not limited to, aggregate cash payments for acquisitions each year, the aggregate amount of total consideration for acquisitions each year and the amount of indebtedness assumed on a given acquisition.  In

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

order to proceed with the Company’s acquisition strategy the Company requested and received a waiver that specifically excludes two significant acquisitions from its credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness. No other covenants were waived or amended.

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

The credit facility contains various limitations, including limitations on the payment of dividends, buy-back of the Company’s common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each subsidiary guarantees the Company’s obligations under the credit facility. In the third quarter of 2005, the Company received a waiver from its lending institutions related to the sale of stock of one subsidiary classified in discontinued operations.  At September 30, 2005, the Company was in compliance with all such covenants.

The weighted-average interest rate on the term loan for the three months ended September 30, 2005 and 2004 was 6.02% and 4.01%, respectively.  The weighted-average interest rate on the term loan for the nine months ended September 30, 2005 and 2004 was 5.55% and 3.93%, respectively.  The interest rate on the term loan at September 30, 2005 was 6.18%.

5. Discontinued Operations

In December 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in the Company’s Insurance Brokerage and Specialized Benefits Services segments that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. In the first quarter of 2005, the Company classified as discontinued operations two operations newly acquired in the SGP acquisition that were determined not to fit with the Company’s core business strategy. In June 2005, the Company approved a plan to sell or otherwise dispose of two additional operations in the Insurance Brokerage segment that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy, one of which was acquired in the first quarter of 2005 in the SGP acquisition. As a result of these actions, the Company classified these entities as discontinued operations.

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

Pursuant to an agreement entered into on July 1, 2005, the Company sold substantially all of the assets of its San Antonio, Texas office, acquired as part of the SGP acquisition, to CRC Insurance Services, Inc.  The aggregate sales price was $4,000 and was paid in cash.  Additional sales price consideration may become payable to the Company contingent on the assets sold achieving certain defined performance criteria.  Pursuant to an agreement entered into on August 31, 2005, the company sold the stock of its Woburn, Massachusetts based executive benefits operation to a former employee.  The

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

aggregate sales price was $630, with $100 paid in cash and $530 in the form of a promissory note.  The note bears interest at 6.25% per annum and is due on August 31, 2011.

The assets and liabilities of discontinued operations at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$ 1,267	$ 789
Premiums and commissions receivable	808	6,118
Other current assets	157	627

Total current assets	2,232	7,534

Intangible assets, net	—	6,505
Property and equipment, net	195	323
Other assets	7,261	3,471

Total other assets	7,456	10,299

Total assets	$ 9,688	$ 17,833

Liabilities
Premiums payable to insurance companies	$ 40	$ 157
Accrued expenses	1,431	1,437
Current portion of long-term debt	1,048	2,083
Other current liabilities	1,163	50

Total current liabilities	3,682	3,727

Long-term debt	—	529

Other liabilities	719	—

Total other liabilities	719	529

Total liabilities	$ 4,401	$ 4,256

The results of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$ 248	$ 1,931	$ 4,228	$ 6,185

Expenses
Compensation and employee benefits	646	1,553	3,895	4,400
Other operating expenses	4,525	556	8,268	1,549
Amortization of intangible assets	—	245	152	697
Depreciation	30	40	67	121
Interest	23	64	106	208
Impairment of long-lived assets	1,054	—	5,688	—

Total expenses	$ 6,278	$ 2,458	$ 18,176	$ 6,975

Loss from discontinued operations	(6,030)	(527)	(13,948)	(790)
Income tax benefit	2,427	237	5,653	339

Loss from discontinued operations, net	$ (3,603)	$ (290)	$ (8,295)	$ (451)

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

6. Common Stock

On May 10, 2004, the Company announced that its Board of Directors authorized a stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of stock options and warrants, the Company may, at its discretion, repurchase shares on the open market or in private transactions in order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its common stock. The amount and timing of repurchases will be based upon the number of shares of common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.  During the three and nine-month periods ended September 30, 2005, the Company purchased 166 and 256 shares of its common stock on the open market under this plan at a total cost of $1,902 and $2,971, respectively.

On December 20, 2004, the Company announced that its Board of Directors authorized an expanded stock repurchase program that permits it to purchase shares of its common stock up to certain limits set forth within its credit facility. In 2004, the Company had the capacity under its credit facility to purchase up to $11,125, but did not purchase any shares. The Company has the capacity under its credit facility to purchase up to $9,723 of its common stock during 2005.  During the three and nine-month periods ended September 30, 2005, the Company purchased zero and 8 shares of its common stock on the open market under the expanded stock repurchase program at a total cost of zero and $93, respectively.  For the balance of 2005, the Company has the ability to repurchase up to $9,630 of its common stock under this expanded stock repurchase program.

7. Segment Reporting

The Company has two operating segments - Insurance Brokerage and Specialized Benefits Services and a third administrative segment - Corporate. The Company’s reportable segments are separately managed strategic business units.

The Insurance Brokerage segment offers general and specialty property and casualty insurance, employee benefit-related insurance, wholesale insurance brokerage services and retirement services such as 401(k) plan administration and defined benefit actuarial services. The Specialized Benefits Services segment offers enrollment and communication services related to employee benefits and workplace marketing of individual voluntary insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Income (loss) from continuing operations before income tax expense by reporting segment for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2005
Revenues	$ 116,016	$ 10,844	$ 407	$ 127,267
Expenses	87,987	7,900	7,044	102,931
Depreciation	1,951	150	366	2,467
Amortization	6,548	682	—	7,230
Interest	255	86	3,671	4,012
Non-cash stock-based compensation	713	13	113	839

Income (loss) from continuing operations before income tax expense	$ 18,562	$ 2,013	$ (10,787)	$ 9,788

2004
Revenues	$ 95,893	$ 7,062	$ 62	$ 103,017
Expenses	72,497	5,274	5,598	83,369
Depreciation	1,713	123	372	2,208
Amortization	5,814	620	—	6,434
Interest	295	143	1,858	2,296
Non-cash stock-based compensation	68	6	65	139

Income (loss) from continuing operations before income tax expense	$ 15,506	$ 896	$ (7,831)	$ 8,571

	Nine Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2005
Revenues	$ 346,655	$ 24,178	$ 1,001	$ 371,834
Expenses	265,340	19,404	23,520	308,264
Depreciation	5,692	397	1,079	7,168
Amortization	19,194	2,044	—	21,238
Interest	810	275	9,696	10,781
Non-cash stock-based compensation	1,402	30	276	1,708

Income (loss) from continuing operations before income tax expense	$ 54,217	$ 2,028	$ (33,570)	$ 22,675

2004
Revenues	$ 280,641	$ 11,088	$ 241	$ 291,970
Expenses	205,006	10,925	18,147	234,078
Depreciation	4,851	302	1,244	6,397
Amortization	16,417	1,086	—	17,503
Interest	867	259	4,983	6,109
Non-cash stock-based compensation	136	12	130	278

Income (loss) from continuing operations before income tax expense	$ 53,364	$ (1,496)	$ (24,263)	$ 27,605

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

	September 30, 2005	December 31, 2004
Segment Assets:
Insurance Brokerage	$ 815,181	$ 645,259
Specialized Benefits Services	88,740	85,017
Corporate	68,395	51,865

Total assets for use in continuing operations	972,316	782,141
Reconciling items:
Assets held for discontinued operations	9,688	17,833

Total assets	$ 982,004	$ 799,974

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

Since October, 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. The Company has received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of the State of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. The Company has also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information.  While these investigations are continuing and the ultimate outcome cannot be predicted, the investigations center upon, among other items, allegations of bid rigging, tying arrangements and other fraudulent or unlawful business practices. The Company has cooperated fully with these requests and will continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of the State of New York against Marsh and McLennan Companies, Inc., the Company retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of its operations. Since that time, Akin Gump has assisted the Company in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of the Company’s employees, including corporate management, and is continuing its review of documents. The Company is continuing to review its business and expects that its review will not only address the areas that the regulators are examining, but will also help the Company evaluate where it can make additional operational or business practice changes or improvements.

Since October 2004, the industry’s long-standing contingent commission compensation arrangements have been a focal point of scrutiny by various regulators and, in fact, some of the largest brokers within the industry have abandoned the practice of receiving such contingent commissions. In 2005, the Company received substantially all of its contingent commissions under its arrangements in place for 2004. Additionally, the Company’s carriers with whom it has historically had contingent arrangements have tendered their 2005 contingent commission agreements in a form and structure generally consistent with the Company’s prior agreements. While the Company is not able to predict whether regulatory, market or other external forces will ultimately cause contingent commission arrangements to cease or be substantively restructured, Management does expect to receive contingent commissions in 2006 for arrangements established in 2005. The Company’s revenues from contingent and override commissions were $1,738 and $1,210 for the three months ended September 30, 2005 and 2004, respectively, and $22,666 and $16,973 for the nine months ended September 30, 2005 and 2004, respectively. The Company’s revenues from contingent and override commissions were $18,979, $17,695 and $14,663 for 2004, 2003 and 2002, respectively. Contingent and override commissions’ contribution to the Company’s income from continuing operations before income taxes for the three and nine-month periods ended September 30, 2005 and 2004 was approximately equivalent to the revenues from contingent and override commissions for each period.

Industry Class Action Litigation. The Company has been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. The Company is also a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853, and during April 2005, it was served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et ano v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W, with the result that this action has been removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon the Company in May 2005. This action has been removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing by the Company. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Judicial Panel on Multidistrict Litigation has transferred the Palm Tree lawsuit to the same court for the same purposes.  The Judicial Panel on Multidistrict Litigation has not yet ruled on whether the Bensley lawsuit will be similarly transferred.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey, the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against the Company based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than the Company. It is anticipated that the Company will move to dismiss the Consolidated MDL Complaints. None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions.

The Company believes it has substantial defenses to the claims made in these class action proceedings, intends to defend itself vigorously and has not recorded a loss contingency for any of these lawsuits, as it believes the probability of exposure to a loss is remote at this time.

Near North Insurance Litigation (“Near North”). In October 2002, a group of affiliated plaintiffs, who are competitors of the Company in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against the Company and two of its Illinois-based and one of its California-based officers/employees who previously worked for one of the plaintiffs, various other third-party individuals and an insurance brokerage. Plaintiffs’ complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for, among other things, tortious interference with client relationships, violation of state trade secrets laws and civil conspiracy. The Company, its officers and employees asserted various defenses to this action, and the Company’s insurance carriers are involved in the defense of the litigation. In March 2003, the Company’s California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against the Company and its officers and employees for failing to meet Illinois pleading requirements and the court gave plaintiffs an additional opportunity to attempt to meet those requirements. In December 2003, plaintiffs filed a third amended complaint and in February 2004, the Company filed another motion to dismiss all claims asserted against the Company and its officers and employees based on several grounds, including the grounds previously accepted by the court. On October 1, 2004, the Illinois court again dismissed all of the claims asserted against the Company and its officers and employees. A hearing was held before the Illinois court on October 15, 2004 at which the judge ruled that the plaintiffs could not seek to re-plead certain claims against the Company. However, as to certain remaining claims, the judge granted leave to file a fourth amended pleading against the Company and its officers and employees.

Plaintiffs filed a fourth amended complaint, which the Company believes failed to state any amended claims against the Company, and the Company has filed a motion to dismiss that complaint.  On September 5, 2005, the court dismissed all claims against the Company with prejudice.  Near North will be able to appeal from this dismissal after a final appealable order is entered by the court.  The Company continues to believe that the plaintiffs’ allegations against the Company are without merit.

9. Integration Efforts, Margin Improvement Plan and Other Accruals

In the fourth quarter of 2004, the Company announced that its Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this plan, the Company recorded expense of $12,371 in the fourth quarter of 2004. The expenses related to employee severance and related benefits for 28 employees of $3,384, facilities closures of $3,444, the modification of 34 sales professionals’ agreements of $2,894 and service contract termination fees of $2,650.

For the three and nine months ended September 30, 2005, the Company recorded an additional $2,921 and $6,951, respectively, in expenses primarily for employee severance and related benefits in connection with the margin improvement plan.  There were no such expenses in the same periods in the prior year.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

For the three and nine months ended September 30, 2005, the Company recorded acquisition integration expenses of $31 and $8,463, respectively.  Included in these amounts for the three and nine months ended September 30, 2005, were zero and $8,122, respectively, related to the restructuring of certain SGP sales professionals’ and executives’ employment agreements. In exchange for cash and/or restricted stock consideration, existing employment agreements were amended to conform to the Company’s standard compensation structure for sales professionals and regional executives.   The $8,122 in consideration to the SGP individuals was not included in purchase price for accounting purposes, but was deducted from the agreed upon purchase consideration.  There were no such expenses in the same periods in the prior year.

For the three and nine months ended September 30, 2005 and 2004, the Company recorded charges of $128 and $489, respectively, and $203 and $1,617, respectively, for severance and moving costs related to its corporate office move from San Francisco to New York.

The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated employee severance liability	Compensation restructuring liability	Terminated office lease costs liability		Total
				Other
Liability at December 31, 2004	$ 3,677	$ 2,894	$ 3,444	$ -	$ 10,015
Margin improvement plan (addition)	5,256	1,674	21	-	6,951
SGP acquisition compensation	-	8,122	-	-	8,122
Integration expense (addition)	17	-	309	15	341
Paid in 2005 (deduction)	(4,449)	(10,502)	(3,182)	(15)	(18,148)

Liability at September 30, 2005	$ 4,501	$ 2,188	$ 592	$ -	$ 7,281

The employee termination benefits and the future producer compensation restructuring charges reflected above are included in compensation and employee benefits in the accompanying unaudited condensed consolidated statements of operations. The terminated office lease charges are included in other operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Of the $15,414 in expense recorded in the first nine months of 2005, $5,277 related to exit activity, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table summarizes transactions related to this exit activity:

	Terminated employee severance liability	Terminated office lease costs liability	Total
Liability at December 31, 2004	$ 2,344	$ 3,444	$ 5,788
Expense related to exit activity (addition)	5,256	21	5,277
Amount paid related to exit activity (deduction)	(4,163)	(2,873)	(7,036)

Liability at September 30, 2005	$ 3,437	$ 592	$ 4,029

Expense related to this exit activity by reportable segment is as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
Expense related to exit activity	$ 3,643	$ 82	$ 1,552	$ 5,277

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2005	2004
Numerator:
Income from continuing operations	$ 5,490	$ 5,194
Loss from discontinued operations, net	(3,603)	(290)

Numerator for basic earnings per share-income available to common stockholders	$ 1,887	$ 4,904

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	56,681	48,841
Dilutive effect of potential common share issuances using the treasury stock method	728	894

Weighted-average shares outstanding used in calculation of diluted earnings per share	57,409	49,735

Earnings per share - basic:
Income from continuing operations	$ 0.10	$ 0.11
Loss from discontinued operations, net	(0.07)	(0.01)

Net income	$ 0.03	$ 0.10

Earnings per share - diluted:
Income from continuing operations	$ 0.09	$ 0.10
Loss from discontinued operations, net	(0.06)	—

Net income	$ 0.03	$ 0.10

	Nine Months Ended September 30,
	2005	2004
Numerator:
Income from continuing operations	$ 12,768	$ 16,242
Loss from discontinued operations, net	(8,295)	(451)

Numerator for basic earnings per share-income available to common stockholders	$ 4,473	$ 15,791

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	55,712	47,987
Dilutive effect of potential common share issuances using the treasury stock method	591	1,008

Weighted-average shares outstanding used in calculation of diluted earnings per share	56,303	48,995

Earnings per share - basic:
Income from continuing operations	$ 0.23	$ 0.34
Loss from discontinued operations, net	(0.15)	(0.01)

Net income	$ 0.08	$ 0.33

Earnings per share - diluted:
Income from continuing operations	$ 0.23	$ 0.33
Loss from discontinued operations, net	(0.15)	(0.01)

Net income	$ 0.08	$ 0.32

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Basic earnings per share (“EPS”) is calculated using income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average number of common shares outstanding is increased under the treasury stock method to include the number of additional common shares that would have been outstanding if dilutive potential common shares, such as options and warrants had been exercised.

11. Subsequent Events

 On October 1, 2005, the company acquired substantially all of the operating assets of the New York, New York based group benefits general agent Dascit/White & Winston, Inc. from National Financial Partners Corp.  The aggregate preliminary purchase price consisted of a cash payment of $8,350 and a promissory note of $750.  This acquisition will be included in the Insurance Brokerage segment.

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

We generate revenues primarily from:

•

commissions paid by insurance companies on the placement of property and casualty (“P&C”) and employee benefits insurance; and

•

fees paid directly by clients and other third-parties for employee benefit-related services (which we refer to as Health & Welfare when combined with employee benefits).

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

We also receive contingent commissions, which are incremental compensation for achieving specified loss experience and/or account retention and premium volume goals set by the insurance companies for the business we place with them. Contingent commissions are recorded on the earlier of receipt of cash or when we receive data from the insurance companies that allows us to reasonably determine the amount. Please refer to further discussion below under “Insurance Industry Investigations and Other Developments.” Fee-based revenues related to employee benefits services are generally billed and recorded as services are rendered and may vary with factors such as the client’s headcount or assets under management.

We have two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. See discussion under “Results of Operations” below.

Insurance Industry Investigations and Other Developments

 We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance. Except as qualified by the discussion below, on the basis of present information, anticipated insurance coverage and advice received from counsel, it is our opinion that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on our consolidated financial position or results of operations.

Since October 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. Along with a number of other insurance brokers, we have received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of the State of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. We have also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information.  While these investigations are continuing and the ultimate outcome cannot be predicted, the investigations center upon, among other items, allegations of bid rigging, tying arrangements and other fraudulent or unlawful business practices. We have cooperated fully with these requests and will continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests.

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

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of the State of New York in 2004 against Marsh and McLennan Companies, Inc., we retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of our operations. Since that time, Akin Gump has assisted us in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of our employees, including corporate management, and is continuing its review of documents. We are continuing to review our business and expect that our review will not only address the areas that the regulators are examining, but will also help us evaluate where we can make additional operational or business practice changes or improvements.

Since October 2004, the industry’s long-standing contingent commission compensation arrangements have been a focal point of scrutiny by various regulators and, in fact, some of the largest brokers within the industry have abandoned the practice of receiving such contingent commissions. In 2005, we received substantially all of our contingent commissions under the arrangements in place for 2004. Additionally, our carriers with whom we have historically had contingent arrangements have tendered their 2005 contingent commission agreements in a form and structure generally consistent with our prior agreements. While we are not able to predict whether regulatory, market or other external forces will ultimately cause contingent commission arrangements to cease or be substantively restructured, Management does expect to receive contingent commissions in 2006 for arrangements established in 2005. Revenues from contingent and override commissions were $1.7 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively, and $22.7 million and $17.0 million for the nine months ended September 30, 2005 and 2004, respectively. Revenues from contingent and override commissions were $19.0 million, $17.7 million and $14.7 million for 2004, 2003 and 2002, respectively. Contingent and override commissions’ contribution to income from continuing operations before income taxes for the three and nine-month periods ended September 30, 2005 and 2004 was approximately equivalent to the revenues from contingent and override commissions for each period.

Industry Class Action Litigation. We have been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. We are also a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853, and during April 2005, we were served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et ano v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W, with the result that this action has been removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon the Company in May 2005. This action has been removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing on our part. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Judicial Panel on Multidistrict Litigation has transferred the Palm Tree lawsuit to the same court for the same purposes.  The Judicial Panel on Multidistrict Litigation has not yet ruled on whether the Bensley lawsuit will be similarly transferred.

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey, the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against us based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than ourselves. It is anticipated that we will move to dismiss the Consolidated MDL Complaints. None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions.

We believe we have substantial defenses to the claims made in these class action proceedings, intend to defend ourselves vigorously and have not recorded a loss contingency for any of these lawsuits, as we believe the probability of exposure to a loss is remote at this time.

Near North Insurance Litigation (“Near North”). In October 2002, a group of affiliated plaintiffs, who are our competitors in the insurance brokerage and risk management business, filed a complaint in the Chancery Court of the Circuit Court of Cook County, Illinois, against us and two of our Illinois-based and one of our California-based officers/employees who previously worked for one of the plaintiffs, various other third-party individuals and an insurance brokerage. Plaintiffs’ complaint seeks from all defendants unspecified compensatory damages and punitive damages related to claims for, among other things, tortious interference with client relationships, violation of state trade secrets laws and civil conspiracy. We, our officers and employees asserted various defenses to this action, and our insurance carriers are involved in the defense of the litigation. In March 2003, our California-based officer was dismissed from the litigation. In November 2003, the Illinois court dismissed all of the claims asserted against us and our officers and employees for failing to meet Illinois pleading requirements and the court gave plaintiffs an additional opportunity to attempt to meet those requirements. In December 2003, plaintiffs filed a third amended complaint and in February 2004, we filed another motion to dismiss all claims asserted against us and our officers and employees based on several grounds, including the grounds previously accepted by the court. On October 1, 2004, the Illinois court again dismissed all of the claims asserted against us and our officers and employees. A hearing was held before the Illinois court on October 15, 2004, at which the judge ruled that the plaintiffs could not seek to re-plead certain claims against us. However, as to certain remaining claims, the judge granted leave to file a fourth amended pleading against us and our officers and employees.

Plaintiffs filed a fourth amended complaint which we believe failed to state any amended claims against us, and we have filed a motion to dismiss that complaint.  On September 5, 2005, the court dismissed all claims against us with prejudice.  Near North will be able to appeal from this dismissal after a final appealable order is entered by the court.  We continue to believe that the plaintiffs’ allegations against us are without merit.

Market

Property & Casualty

Insurance premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. We use the terms “soft market” and “hard market” to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which negatively affect commissions earned by insurance brokers. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in one of the largest insurance losses in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These trends prompted by the hard market negatively impacted our revenues. The hard market, for many lines of insurance, began to slow in the second half of 2002. By the second half of 2003, premiums in most P&C lines of insurance began to flatten or decrease, with some, such as property, by as much as 20%. In 2004 and to date in 2005, the soft market persisted, negatively affecting brokers’ revenue.  Some clients use the savings on insurance premiums to purchase more coverage, somewhat offsetting the negative impact in our commissions due to falling premiums.   Up to this point in 2005, the competitive pricing dynamic has been consistent throughout most account sizes and most geographic regions, with the workers compensation market in California a notable exception where we have seen premiums decline by as much as 50%. We are not able to predict whether the soft market will continue; however, if it does, our P&C insurance brokerage revenues may continue to be negatively impacted.

The recent storms in the Gulf Coast and Florida make it likely that premium rates for property in catastrophe-prone geographic areas will increase in the near term.  However, through the third quarter we have not seen a positive impact to our revenues attributable to increasing premiums due to the storm losses.  It is also possible that rates for Florida-based risks, one of the few markets not significantly affected by the soft market, will continue to increase.  It is not possible to predict the ultimate affect, if any, of the recent catastrophic storms on the broader P&C market; however, if the soft market slows, or we see rates increase in some or most lines of coverage, our P&C insurance brokerage revenues may be positively impacted.

Health & Welfare

Premium rates in the health insurance industry have generally realized a consistent upward trend due to increasing health care delivery costs. From 2000 to 2003, however, we believe that the upward trend in health care insurance premiums was somewhat offset by the impact of the economic downturn and its resulting negative impact on business and employment levels at our customers. Additionally, reduced spending by our corporate clients has led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Our Health & Welfare business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market may increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market may increase both existing assets under management and new investments. In 2003, we saw the signs of an improving economy, although we did not see the benefits of sustained growing labor ranks or increased spending on benefits reflected in our Health & Welfare revenues as employers continued to mitigate medical cost increases. In 2004, the economy continued to improve with positive growth in employment, which, in the second half of 2004 and to date in 2005, drove growth in our Health & Welfare revenues. We believe that many employers, however, are still struggling with medical inflation, which may result in continued benefit reductions and cost-shifting to employees, which may serve to reduce insurance premiums or cause participants to opt out of their employer’s plan. This unfavorable dynamic for the benefits brokerage business has led to greater opportunity, however, in our workplace marketing business, which is aided by the trend to defined contribution health-care where employees direct their benefit dollars to purchase voluntary benefits a la carte. We cannot predict whether the economy will improve or if employment and spending on employee benefits will increase.

Primary Financial Measures

The financial measures that we use to evaluate our performance are:

•

Organic Revenue growth (decline), which excludes the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses during the twelve months following acquisition or divestiture;

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

We strongly urge investors or potential investors in our stock to review the calculation of Organic Revenue growth (decline) and the related reconciliation to GAAP financial measures in “Results of Operations” below.

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

In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, we recorded expense of $12.4 million for employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In the first quarter of 2005, we recorded an additional expense of $4.0 million for employee severance and related benefits of $3.9 million and the modification of one sales professional’s agreement of $0.1 million and in the third quarter of 2005 we recorded an additional expense of $2.9 million for the modification of 19 sales professionals’ agreements of $1.4 million, employee severance and related benefits of $1.3 million and facilities closures of $0.2 million.

Acquisition Strategy

In most acquisitions, the consideration we pay consists of a combination of cash, seller notes and/or common stock. We also frequently structure our acquisition agreements to include purchase price payments contingent upon reaching specified financial targets, commonly referred to as “earn-outs,” which are paid in a combination of cash, seller notes and common stock and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain financial targets. All acquisitions greater than $5 million in aggregate purchase price require approval of our Board of Directors and, if greater than $1.5 million in aggregate purchase price, also require that we give notice to our bank lenders. Please read Note 3 “Acquisitions” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for more information on acquisitions.

We centrally manage our target acquisitions from the point of initial contact through the process of integration within our operations. We only consider transactions that are accretive to our cash earnings per share. All acquisitions are subject to a due diligence process, including an introduction to our culture and business strategy, the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand within our current geographic footprint of operations to maximize efficiencies and continue to build-out the balanced revenue mix of P&C and Health & Welfare business; however, we will consider strategic opportunities in new geographies if they are compelling.

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

On February 3, 2005, we acquired Summit Global Partners (“SGP”), an insurance brokerage operation. The aggregate preliminary purchase price of approximately $119.9 million, consisting of cash of $65.2 million, shares of our common stock valued at $26.5 million and assumed liabilities of $28.2 million, was allocated primarily to goodwill and other intangible assets. In connection with the SGP acquisition, we recorded $8.1 million in expense in the first quarter of 2005 related to the restructuring of certain SGP sales professionals’ and executives’ employment agreements.  This consideration was not included in purchase price for accounting purposes, but was deducted from the agreed upon purchase consideration.  This acquisition is included in the Insurance Brokerage segment.

On September 1, 2005, we acquired Richard B. Cross & Associates, Inc. (“CRO”), a retail employee benefits operation.  The aggregate preliminary purchase price of approximately $13.8 million, consisting of a cash down-payment of $11.7 million and debt issued of $2.1 million, was allocated primarily to goodwill and intangible assets.  There is also a potential for contingent consideration based upon specific growth incentives and identified revenues through December 31, 2008.  This acquisition is included in the Insurance Brokerage segment.

Six additional acquisitions were made during 2005, none of which had acquired assets greater than $5.0 million.  The total aggregate preliminary purchase price of approximately $10.5 million, consisting of cash of $10.3 million and shares of our common stock valued at $0.2 million, was allocated primarily to goodwill and intangible assets.  In substantially all of the acquisitions, there is a contingent consideration portion based upon specific growth incentives and identified revenues.  Five of the acquisitions are included in our Insurance Brokerage segment and the sixth acquisition is included in our Specialized Benefits Services segment.

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

Quarterly fluctuations in revenues and Operating Income make our performance less predictable due to our life insurance, retirement and specialized benefits revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits Services segment, makes comparisons of any period of less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year and divesting significantly volatile non-core business. We continue to focus on strategies that will provide a more predictable revenue stream; however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability.

Critical Accounting Estimates and Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require Management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of our accounting policies require Management’s judgment to estimate values of assets, liabilities, revenues or expenses. In addition, it may require significant judgment to apply complex principles of accounting to certain transactions, such as acquisitions, to determine the most appropriate accounting treatment. We believe the following significant accounting estimates and policies are material to our financial condition or results of operations and are subject to a higher than average degree of subjectivity and/or complexity. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If actual performance should differ from historical experience or if our assumptions were to change, it may materially impact our financial condition and results of operations.

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

As reported in our Form 10-Q for the quarterly periods ended September 30, 2004 and June 30, 2005, as part of our review of internal controls in compliance with Sarbanes-Oxley Section 404, we determined the need to enhance field office and corporate controls over our receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or direct bill receivables. Beginning in the third quarter of 2004, we implemented a new system called Captiva, which will, when it is fully populated with all direct bill policy details, directly calculate and record the receivable and revenue and the related compensation payable and expense for each commercial lines P&C direct bill policy at the time it is effective. As a result of this process, we have obtained additional information which Management has utilized to determine its estimate of the direct bill receivable and related compensation payable. For the three and nine-month periods ended September 30, 2005, the effect of the change in estimate was a decrease to our direct bill revenues of $0.8 million and $2.9 million, respectively, and a decrease in the related producer compensation expense of $0.4 million and $0.5 million, respectively.

We record contingent commissions when we receive data from the insurance companies that allow us to reasonably determine these amounts. We are able to reasonably determine these amounts when we receive payment, notification of the amount due from the insurance companies or the insurance policy detail from the insurance companies. We receive contingent commissions from insurance companies for achieving specified loss experience and/or account retention and premium volume goals set by the insurance companies for the business we place with them. Please refer to “Insurance Industry Investigations and Other Developments,” above.

We record fees for consulting and administrative services as billed over the period in which services are rendered.

We record fees and/or commissions related to benefit enrollment services when earned. We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment, we record an estimate of first year fee and/or commission income less an estimate for policy cancellations. The allowance for estimated policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $2.4 million and $2.3 million at September 30, 2005 and December 31, 2004, respectively.

We maintain an allowance for bad debts and estimated policy cancellations on our Insurance Brokerage business based on our premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowances and make adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition and which may have a negative impact on our financial position or results of operations. The allowance for estimated policy cancellations on insurance brokerage business is established through a charge to revenue and receivables and was $1.4 million and $0.9 million at September 30, 2005 and December 31, 2004, respectively. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition.

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

Business Acquisitions and Purchase Price Allocations

All of our acquisitions have been accounted for using the purchase method, and the net assets and results of operations of the acquired companies were included in our financial statements on their respective acquisition dates. Frequently, our acquisitions have provisions for a reduction in consideration if the acquired company does not meet targeted financial results. Additionally, our acquisitions frequently have provisions for contingent additional consideration if the acquired company achieves financial targets. Additional or reduced consideration related to acquisition contingency provisions is reflected as an adjustment to goodwill when the contingency is resolved.

We estimate the fair value of the expiration rights and other intangible assets at the date of acquisition using a consistent methodology based on an estimate of discounted future cash flows derived from acquired clients lists and attrition rates. For acquisitions in excess of $5.0 million in purchase price, we obtain an independent appraisal of the fair value of intangible assets acquired. Expiration rights are amortized on a straight-line basis over their estimated lives of five to ten years (with ten years used in most cases), based on historical attrition that has generally been consistent year over year. Non-compete agreements and restrictive covenants are typically valued at their stated contractual amount and are amortized on a straight-line basis over the terms of the agreements, which range from four to seven years. Both the allocation of purchase price and estimation of useful lives require Management’s judgment. If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, assuming no adjustment to purchase price, we may be required to allocate more purchase price to goodwill in new acquisitions or accelerate the amortization of existing expiration rights, which may have a material adverse effect on our financial position or results of operations.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and deferred tax liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carry-forwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our accrued liabilities are smaller than their book bases. Similarly, we have a DTL because the book basis of our goodwill exceeds its tax basis. Carry-forwards primarily include items such as net operating losses, which can be carried forward subject to certain limitations. A summary of the significant DTAs and DTLs relating to our temporary differences and carry-forwards is included in Note 10, “Income Taxes” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Since the fourth quarter of 2003, Management has determined that our DTAs will be realized and, thus, no valuation allowance has been necessary.  In the event of adverse developments in our projections of taxable income or if our estimates and assumptions were to change, Management might be required to reach a different conclusion about the realization of our DTA and re-establish a valuation allowance through a charge to earnings.

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. Except as discussed in Insurance Industry Investigations and Other Developments, we do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported financial position and results of operations. We have accrued a liability in accordance with GAAP for our best estimate of the probable cost of the resolution of those claims where our liability is probable and can be reasonably estimated. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. The establishment of reserves for claims and litigation requires Management’s judgment. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period.

Debt Covenants

Our credit facility requires us to maintain financial covenants, which we set with our lenders, based on our estimates of future operating results at that time. Over time, these financial covenants become more restrictive.  Future operating results and continued compliance with our debt covenants cannot be assured and our lenders’ actions are not controllable by us. If our projections of future operating results are not achieved, resulting in a violation of our financial covenants for which our lenders do not provide a waiver or amendment, we could experience a material adverse effect on our reported financial position and results of operations for any particular quarterly or annual period.

Results of Operations

	For the Three months ended September 30,		For the Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Total revenues	$ 127,267	$ 103,017	$ 371,834	$ 291,970

Expenses:
Compensation and employee benefits expense	72,211	59,100	211,340	168,374
Other operating expenses	27,768	24,269	81,510	65,704
Non-cash stock-based compensation	839	139	1,708	278
Amortization of intangible assets	7,230	6,434	21,238	17,503
Interest	4,012	2,296	10,781	6,109
Depreciation	2,467	2,208	7,168	6,397
Margin improvement plan expenses	2,921	—	6,951	—
SGP acquisition compensation	—	—	8,122	—
Acquisition integration expenses	31	—	341	—

Total expenses	117,479	94,446	349,159	264,365

Income from continuing operations, before income tax	9,788	8,571	22,675	27,605
Income tax expense	4,298	3,377	9,907	11,363

Income from continuing operations	$ 5,490	$ 5,194	$ 12,768	$ 16,242

Analysis of organic revenue growth (decline) to total revenue growth in accordance with GAAP.

	For the Three months ended September 30,
	Revenues		Change		Adjustment for net acquired businesses	Organic revenue growth/(decline)
	2005	2004	Amount	Total revenue growth
	(Dollars in thousands)
Consolidated
Net commissions and fees – property & casualty	$ 69,808	$ 58,984	$ 10,824	18.4%	$ (14,455)	(6.2)%
Net commissions and fees – benefits	53,147	41,783	11,364	27.2%	(7,981)	8.1%

Total net commissions and fees	122,955	100,767	22,188	22.0%	(22,436)	(0.2)%
Contingents and overrides	1,738	1,210	528	43.6%	(16)	42.3%
Other income	2,574	1,040	1,534	147.5%	(586)	91.2%

Total Revenues	$ 127,267	$ 103,017	$ 24,250	23.5%	$ (23,038)	1.2%

Insurance Brokerage
Net commissions and fees – property & casualty	$ 69,808	$ 58,984	$ 10,824	18.4%	$ (14,455)	(6.2)%
Net commissions and fees – benefits	42,311	34,722	7,589	21.9%	(5,884)	4.9%

Total net commissions and fees	112,119	93,706	18,413	19.6%	(20,339)	(2.1)%
Contingents and overrides	1,738	1,210	528	43.6%	(16)	42.3%
Other income	2,159	977	1,182	121.0%	(586)	61.0%

Total revenues	$ 116,016	$ 95,893	$ 20,123	21.0%	$ (20,941)	(0.9)%

Specialized Benefits Services
Net commissions and fees – benefits	$ 10,836	$ 7,061	$ 3,775	53.5%	$ (2,097)	23.8%
Contingents and overrides	—	—	—	—	—	—
Other income	8	1	7	700.0%	—	700.0%

Total revenues	$ 10,844	$ 7,062	$ 3,782	53.6%	$ (2,097)	23.9%

Corporate
Net commissions and fees	$ —	$ —	$ —	—	$ —	—
Contingents and overrides	—	—	—	—	—	—
Other income	407	62	345	556.5%	—	556.5%

Total revenues	$ 407	$ 62	$ 345	556.5%	$ —	556.5%

	For the Nine months ended September 30,
	Revenues		Change		Adjustment for net acquired businesses	Organic revenue growth/(decline)
	2005	2004	Amount	Total revenue growth
	(Dollars in thousands)
Consolidated
Net commissions and fees – property & casualty	$ 197,432	$ 159,481	$ 37,951	23.8%	$ (46,936)	(5.6)%
Net commissions and fees – benefits	145,845	112,255	33,590	29.9%	(23,959)	8.6%

Total net commissions and fees	343,277	271,736	71,541	26.3%	(70,895)	0.2%
Contingents and overrides	22,666	16,973	5,693	33.5%	(5,206)	2.9%
Other income	5,891	3,261	2,630	80.7%	(769)	57.1%

Total revenues	$ 371,834	$ 291,970	$ 79,864	27.4%	$ (76,870)	1.0%

Insurance Brokerage
Net commissions and fees – property & casualty	$ 197,432	$ 159,481	$ 37,951	23.8%	$ (46,936)	(5.6)%
Net commissions and fees – benefits	121,701	101,172	20,529	20.3%	(15,004)	5.5%

Total net commissions and fees	319,133	260,653	58,480	22.4%	(61,940)	(1.3)%
Contingents and overrides	22,647	16,973	5,674	33.4%	(5,206)	2.8%
Other income	4,875	3,015	1,860	61.7%	(769)	36.2%

Total revenues	$ 346,655	$ 280,641	$ 66,014	23.5%	$ (67,915)	(0.7)%

Specialized Benefits Services
Net commissions and fees – benefits	$ 24,144	$ 11,083	$ 13,061	117.8%	$ (8,955)	37.0%
Contingents and overrides	19	—	19	—	—	—
Other income	15	5	10	200.0%	—	200.0%

Total revenues	$ 24,178	$ 11,088	$ 13,090	118.1%	$ (8,955)	37.3%

Corporate
Net commissions and fees	$ —	$ —	$ —	—	$ —	—
Contingents and overrides	—	—	—	—	—	—
Other income	1,001	241	760	315.4%	—	315.4%

Total revenues	$ 1,001	$ 241	$ 760	315.4%	$ —	315.4%

We define organic revenue growth (decline) as the period-to-period change in revenues, excluding the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses, during the twelve months following acquisition or divesture. We present organic revenue growth (decline) and believe it is relevant because it allows us to discern year-over-year growth in revenues related to the success or failure of our ability to execute on our sales and client retention strategies. This financial measure should not be considered as an alternative to other financial measures determined in accordance with GAAP.

We believe that many analysts and investors regularly rely on non-GAAP financial measures to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. We believe that investors use organic revenue growth (decline) to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue to that of its peers. Organic revenue growth (decline) may be helpful by eliminating the impact of acquired revenue from total revenues. This financial measure should not be considered as an alternative to other financial measures determined in accordance with GAAP.

Three Months Ended September 30, 2005 compared with Three Months Ended September 30, 2004

Revenues. Revenues increased $24.3 million, or 23.5%, to $127.3 million for the three months ended September 30, 2005, from $103.0 million for the three months ended September 30, 2004. Organic revenue growth was 1.2%. Of the $24.3 million in revenue growth, $23.0 million was due to acquisitions, net of disposed businesses. The remaining $1.3 million in revenue growth was primarily comprised of organic growth in our benefits business of $3.4 million and organic growth of contingents and other income of $1.5 million, partially offset by an organic decline in our P&C business of $3.6 million.

        Compensation and employee benefits expense. Compensation and employee benefits expense increased $13.1 million, or 22.2%, to $72.2 million for the three months ended September 30, 2005, from $59.1 million for the three months ended September 30, 2004. As a percentage of revenues, compensation and employee benefits expense was 56.7% for the three months ended September 30, 2005, compared to 57.4% for the three months ended September 30, 2004. The decrease, as a percentage of revenues, was due to the positive impact of our margin improvement plan and accretive acquisitions, partially offset by higher incentive compensation expense in 2005 and the previously discussed $0.8 million downward adjustment to revenues related to the change in accounting estimate in the third quarter of 2005.

Other operating expenses. Other operating expenses increased $3.5 million, or 14.4%, to $27.8 million in the three months ended September 30, 2005, from $24.3 million for three months ended September 30, 2004. As a percentage of revenues, other operating expenses were 21.8% for the three months ended September 30, 2005, compared to 23.6% for the three months ended September 30, 2004. The improvement was primarily due to the positive impact of our margin improvement efforts and accretive acquisitions.

Total expenses. Total expenses increased $23.0 million, or 24.4%, to $117.5 million for the three months ended September 30, 2005, from $94.4 million for the three months ended September 30, 2004. The increase in expense was due to the items noted above and, primarily, to an increase in margin improvement plan expense of $2.9 million, an increase in interest expense of $1.7 million due to greater borrowings at higher interest rates and an increase in amortization expense of $0.8 million due to the impact of recent acquisitions.

Income from continuing operations. Income from continuing operations increased $0.3 million to $5.5 million for the three months ended September 30, 2005, from $5.2 million for the three months ended September 30, 2004. Comparison of 2005 to 2004 is negatively affected by the impact of the $2.9 million ($1.8 million after tax) in expense related to the margin improvement plan and the adjustment related to the change in accounting estimate of $0.4 million ($0.2 million after tax).  Additionally, other improvements in operating efficiency due to acquisitions and our expense mitigation efforts were offset by a higher effective tax rate in 2005. The effective tax rate from continuing operations for the three months ended September 30, 2005, was 43.9% compared to 39.4% for the three months ended September 30, 2004. The tax rate in 2004 was lower than in 2005 because in 2004 we recorded a benefit based on the results of a study of prior years’ deductions related to meals and entertainment expense, which resulted in an additional deduction.  Income tax expense for the three months ended September 30, 2005 increased $0.9 million to $4.3 million from $3.4 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 compared with Nine Months Ended September 30, 2004

Revenues. Revenues increased $79.9 million, or 27.4%, to $371.8 million for the nine months ended September 30, 2005, from $292.0 million for the nine months ended September 30, 2004. Organic revenue growth was 1.0%. Of the $79.9 million in revenue growth, $76.9 million was due to acquisitions, net of disposed businesses. The remaining $3.0 million in revenue growth was primarily comprised of organic growth in our benefits business of $9.6 million and organic growth in other income of $1.9 million, partially offset by an organic decline in our P&C business and contingents of $8.5 million.

Compensation and employee benefits expense. Compensation and employee benefits expense increased $43.0 million, or 25.5%, to $211.3 million for the nine months ended September 30, 2005, from $168.4 million for the nine months ended September 30, 2004. The increase was due primarily to the impact of acquisitions. As a percentage of revenues, compensation and employee benefits expense was 56.8% for the nine months ended September 30, 2005, compared to 57.7% for the nine months ended September 30, 2004. The decrease, as a percentage of revenues, was due to the positive impact of our margin improvement plan and accretive acquisitions, partially offset by the higher incentive compensation expense in 2005 and the $2.9 million downward adjustment to revenues related to the change in accounting estimate for the nine months ended September 30, 2005.

Other operating expenses. Other operating expenses increased $15.8 million, or 24.1%, to $81.5 million in the nine months ended September 30, 2005, from $65.7 million for nine months ended September 30, 2004. As a percentage of revenues, other operating expenses were 21.9% for the nine months ended September 30, 2005, compared to 22.5% for the nine months ended September 30, 2004. The improvement was due to the positive impact of our margin improvement efforts and accretive acquisitions, partially offset by the adjustment to revenues related to the change in accounting estimate.

Total expenses. Total expenses increased $84.8 million, or 32.1%, to $349.2 million for the nine months ended September 30, 2005, from $264.4 million for the nine months ended September 2004. The increase in expense was due to the items noted above, $8.1 million in SGP acquisition compensation, $7.0 million in margin improvement plan expenses, an increase in interest expense of $4.7 million due to greater borrowings at higher interest rates and an increase in amortization expense of $3.7 million due to the impact of recent acquisitions.

Income from continuing operations. Income from continuing operations decreased $3.5 million to $12.8 million for the nine months ended September 30, 2005, from $16.2 million for the nine months ended September 30, 2004. Comparison of 2005 to 2004 is negatively affected by the $15.4 million ($9.1 million after tax) in expense related to the SGP acquisition compensation, acquisition integration and our margin improvement plan and the adjustment related to the change in accounting estimate of $2.5 million ($1.5 million after tax). Additionally, other improvements in operating efficiency due to acquisitions and our expense mitigation efforts were somewhat offset by the increase in expenses related to the insurance industry investigations and a higher effective tax rate from continuing operations for the nine months ended September 30, 2005, which was 43.7% compared to 41.2% for the nine months ended September 30, 2004. The tax rate in 2004 was lower than in 2005 due to the benefit related to the previously discussed meals and entertainment study.  Income tax expense for the nine months ended September 30, 2005 decreased $1.5 million to $9.9 million from $11.4 million for the nine months ended September 30, 2004. The decrease was primarily due to the lower income from continuing operations before income taxes.

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

Insurance Brokerage

	Three months ended September 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$ 116,016	$ 95,893

Expenses:
Compensation and employee benefits	65,549	54,146
Non-cash stock-based compensation	713	68
Other operating expenses	19,486	18,351
Amortization of intangible assets	6,548	5,814
Depreciation	1,951	1,713
Interest	255	295
Margin improvement plan expenses	2,921	—
Acquisition integration expenses	31	—

Total expenses	97,454	80,387

Income from continuing operations before income taxes	$ 18,562	$ 15,506

	Nine months ended September 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$ 346,655	$ 280,641

Expenses:
Compensation and employee benefits	192,221	154,958
Non-cash stock-based compensation	1,402	136
Other operating expenses	59,339	50,048
Amortization of intangible assets	19,194	16,417
Depreciation	5,692	4,851
Interest	810	867
Margin improvement plan expenses	5,317	—
SGP acquisition compensation	8,122	—
Acquisition integration expenses	341	—

Total expenses	292,438	227,277

Income from continuing operations before income taxes	$ 54,217	$ 53,364

Three Months Ended September 30, 2005 compared with Three Months Ended September 30, 2004

Revenues in the Insurance Brokerage segment increased $20.1 million, or 21.0%, to $116.0 million for the three months ended September 30, 2005, from $95.9 million for the three months ended September 30, 2004. Of the $20.1 million increase in revenues, $20.9 million was the net impact of businesses acquired and divested in the prior twelve months. Organic revenue declined $0.8 million or 0.9% for the quarter. Included in the organic revenue decline of $0.8 million is an increase in benefits revenue, contingent revenue and other income of $2.8 million, offset by a decline in P&C revenue of $3.6 million. The negative effect of rate and market conditions in our P&C business and the downward adjustment in revenues of $0.8 million related to the change in accounting estimate contributed to the decline for the quarter. P&C net commissions and fees represented 56.8% and 58.5% of our consolidated net commissions and fees in the three months ended September 30, 2005 and 2004, respectively, and group employee benefits net commissions and fees represented 43.2% and 41.5% of our consolidated net commissions and fees in the three months ended September 30, 2005 and 2004, respectively.

Total expenses in the Insurance Brokerage segment increased $17.1 million or 21.2% to $97.5 million for the three months ended September 30, 2005 from $80.4 million for the three months ended September 30, 2004. As a percentage of revenues, total expenses were 84.0% for the three months ended September 30, 2005, compared to 83.8% for the three months ended September 30, 2004. The increase in total expenses for the three months ended September 30, 2005, as a percentage of revenues, was primarily due to $3.0 million in expenses related to our margin improvement plan and acquisition integration efforts, a $0.7 million increase in amortization expense due to acquisitions and the $0.8 million downward adjustment to revenues related to the change in accounting estimate, somewhat offset by the positive impact of our margin improvement plan.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $18.6 million and $15.5 million for the three months ended September 30, 2005 and 2004, respectively. The increase for the three months ended September 30, 2005 is primarily due to the positive affects of acquisitions and our margin improvement plan, as well as the items noted above.

Nine Months Ended September 30, 2005 compared with Nine Months Ended September 30, 2004

Revenues in the Insurance Brokerage segment increased $66.0 million, or 23.5%, to $346.7 million for the nine months ended September 30, 2005, from $280.6 million for the nine months ended September 30, 2004. Of the $66.0 million increase in revenues, $67.9 million was the net impact of businesses acquired and divested in the prior twelve months. Organic revenue declined $1.9 million or 0.7% for the nine months ended September 30, 2005. Included in the organic revenue decline of $1.9 million is an increase in benefits revenue of $5.5 million, offset by a decline in P&C revenues of $9.0 million. Contributing to the organic revenue decline for the nine months was the previously discussed $2.9 million adjustment to direct bill revenues related to the change in accounting estimate.  The negative effect of rate and market conditions in our P&C business offset the growth in benefits for the nine months ended September 30, 2005. P&C net commissions and fees represented 57.5% and 58.7% of our consolidated net commissions and fees in the nine months ended September 30, 2005 and 2004, respectively, and employee benefits net commissions and fees represented 42.5% and 41.3% of our consolidated net commissions and fees in the nine months ended September 30, 2005 and 2004, respectively.

Total expenses in the Insurance Brokerage segment increased $65.2 million or 28.7% to $292.4 million for the nine months ended September 30, 2005 from $227.3 million for the nine months ended September 30, 2004. The increase was primarily due to acquisitions, the $8.1 million in SGP acquisition compensation expense and the margin improvement and acquisition integration expenses of $5.7 million. As a percentage of revenues, total expenses were 84.4% for the nine months ended September 30, 2005, compared to 81.0% for the nine months ended September 30, 2004. The increase in total expenses, as a percentage of revenues, was primarily due to the revenue and expense items noted above.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $54.2 million and $53.4 million for the nine months ended September 30, 2005 and 2004, respectively. The increase for the nine months ended September 30, 2005 was due to the positive affects of acquisitions and our margin improvement plan, as well as the items noted above.

Specialized Benefits Services

	Three months ended September 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$ 10,844	$ 7,062

Expenses:
Compensation and employee benefits	3,658	2,978
Non-cash stock-based compensation	13	6
Other operating expenses	4,242	2,296
Amortization of intangible assets	682	620
Depreciation	150	123
Interest	86	143

Total expenses	8,831	6,166

Income from continuing operations before income taxes	$ 2,013	$ 896

	Nine months ended September 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$ 24,178	$ 11,088

Expenses:
Compensation and employee benefits	9,973	6,396
Non-cash stock-based compensation	30	12
Other operating expenses	9,349	4,529
Amortization of intangible assets	2,044	1,086
Depreciation	397	302
Interest	275	259
Margin improvement plan expense	82	—

Total expenses	22,150	12,584

Income (loss) from continuing operations before income taxes	$ 2,028	$ (1,496)

Three Months Ended September 30, 2005 compared with Three Months Ended September 30, 2004

Revenues in the Specialized Benefits Services segment increased $3.8 million, or 53.6%, to $10.8 million for the three months ended September 30, 2005, from $7.1 million for the three months ended September 30, 2004, due to the positive impact of acquisitions of $2.1 million and to organic revenue growth of $1.7 million. Specialized Benefits Services net commissions and fees represented 8.8% and 7.0% of our consolidated net commissions and fees for the three months ended September 30, 2005 and 2004, respectively.

Total expenses in the Specialized Benefits Services segment increased $2.7 million, or 43.2%, to $8.8 million for the three months ended September 30, 2005 from $6.2 million for the three months ended September 30, 2004. The increase is primarily due to acquisitions. As a percentage of revenues, total expenses were 81.4% for the three months ended September 30, 2005, compared to 87.3% for the three months ended September 30, 2004. The decrease in total expenses, as a percentage of revenues, was primarily due to the contribution of revenues from acquisitions with less volatile quarterly revenues.

Income from continuing operations before income taxes in the Specialized Benefits Services segment was $2.0 million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively. The improvement for the three months ended September 30, 2005 was due to the items discussed above.

Nine Months Ended September 30, 2005 compared with Nine Months Ended September 30, 2004

Revenues in the Specialized Benefits Services segment increased $13.1 million, or 118.1%, to $24.2 million for the nine months ended September 30, 2005, from $11.1 million for the nine months ended September 30, 2004, due to the positive impact of acquisitions of $9.0 million and to organic revenue growth of $4.1 million. Specialized Benefits Services net commissions and fees represented 7.0% and 4.1% of our consolidated net commissions and fees for the nine months ended September 30, 2005 and 2004, respectively.

Total expenses in the Specialized Benefits Services segment increased $9.6 million, or 76.0%, to $22.2 million for the nine months ended September 30, 2005 from $12.6 million for the nine months ended September 30, 2004. The increase is primarily due to acquisitions. As a percentage of revenues, total expenses were 91.6% for the nine months ended September 30, 2005, compared to 113.5% for the nine months ended September 30, 2004. The decrease in total expenses, as a percentage of revenues, was primarily due to the contribution of revenues from acquisitions with less volatile quarterly revenues.

Income (loss) from continuing operations before income taxes in the Specialized Benefits Services segment was $2.0 million and ($1.5) million for the nine months ended September 30, 2005 and 2004, respectively. The improvement for the nine months ended September 30, 2005 was due to the items discussed above.

Corporate

	Three months ended September 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$ 407	$ 62

Expenses:
Compensation and employee benefits	3,004	1,976
Non-cash stock-based compensation	113	65
Other operating expenses	4,040	3,622
Amortization of intangible assets	—	—
Depreciation	366	372
Interest	3,671	1,858

Total expenses	11,194	7,893

Loss from continuing operations before income taxes	$ (10,787)	$ (7,831)

	Nine months ended September 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$ 1,001	$ 241

Expenses:
Compensation and employee benefits	9,146	7,020
Non-cash stock-based compensation	276	130
Other operating expenses	12,822	11,127
Amortization of intangible assets	—	—
Depreciation	1,079	1,244
Interest	9,696	4,983
Margin improvement plan expenses	1,552	—

Total expenses	34,571	24,504

Loss from continuing operations before income taxes	$ (33,570)	$ (24,263)

Three Months Ended September 30, 2005 compared with Three Months Ended September 30, 2004

Revenues at the Corporate segment represent interest income.

Total expenses in the Corporate segment increased $3.3 million, or 41.8%, to $11.2 million for the three months ended September 30, 2005, from $7.9 million for the three months ended September 30, 2004. The increase was primarily due to a $1.8 million increase in interest expense due to increased borrowings at higher rates and to a $1.0 million increase in compensation and employee benefits expense principally due to greater incentive compensation. As a percentage of consolidated revenues, total Corporate expenses were 8.8% and 7.7% in the three months ended September 30, 2005 and 2004, respectively.

Loss from continuing operations before income taxes in the Corporate segment was $10.8 million and $7.8 million for the three months ended September 30, 2005 and 2004, respectively. The increased loss in 2005 was primarily due to the expenses noted above.

Nine Months Ended September 30, 2005 compared with Nine Months Ended September 30, 2004

Revenues at the Corporate segment represent interest income.

Total expenses in the Corporate segment increased $10.1 million, or 41.1%, to $34.6 million for the nine months ended September 30, 2005, from $24.5 million for the nine months ended September 30, 2004. The increase was primarily due to a $4.7 million increase in interest expense due to increased borrowings at higher rates, $2.6 million in expense related to the insurance industry investigations, a $2.1 million increase in compensation and employee benefits expense principally due to greater incentive compensation and $1.6 million in expense related to the margin improvement plan.  The increases in expense were somewhat offset by a $1.9 million reduction due to lower Sarbanes-Oxley and Corporate move expenses in 2005.  As a percentage of consolidated revenues, total Corporate expenses were 9.3% and 8.4% in the nine months ended September 30, 2005 and 2004, respectively.

Loss from continuing operations before income taxes in the Corporate segment was $33.6 million and $24.3 million for the nine months ended September 30, 2005 and 2004, respectively. The increased loss in 2005 was primarily due to the expenses noted above.

Liquidity and Capital Resources

Our debt consists of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)
Senior Credit Facility:
Term loan	$ 212,050	$ 123,438
Revolving credit facility	—	5,000
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2010	21,893	23,073
Other long-term debt, primarily capital leases	4,007	4,813

Total debt	237,950	156,324
Current portion of long-term debt	(11,981)	(11,617)

Long-term debt	$ 225,969	$ 144,707

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

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At September 30, 2005, availability under the revolving credit facility was $28.8 million having been reduced by $1.2 million for outstanding letters of credit.

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

On March 26, 2004, we executed a first waiver to the credit agreement. The credit agreement has various limitations on acquisitions, including, but not limited to, aggregate cash payments for acquisitions each year, the aggregate amount of total consideration for acquisitions each year and the amount of indebtedness assumed on a given acquisition. In order to proceed with our acquisition strategy we requested and received a waiver that specifically excludes two significant acquisitions from our credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness (see Note 4 “Long-Term Debt” in our unaudited condensed consolidated financial statements). No other covenants were waived or amended.

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

The credit facility contains various limitations, including limitations on our ability to pay dividends, buy back our common stock and make other distributions to stockholders, borrowing and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees our obligations under the credit facility.   In the third quarter of 2005, we received a waiver from our lending institutions related to the sale of stock of one subsidiary classified in discontinued operations.  At September 30, 2005, we were in compliance with all such covenants.

The weighted-average interest rate on the term loan for the three months ended September 30, 2005 and 2004 was 6.02% and 4.01%, respectively.  The weighted-average interest rate on the term loan for the nine months ended September 30, 2005 and 2004 was 5.55% and 3.93%, respectively.  The annual interest rate on the term loan was 6.18% at September 30, 2005.

Working capital increased by $22.7 million to $55.4 million at September 30, 2005, compared to $32.7 million at December 31, 2004, primarily due to cash inflows from our expanded credit facility, settlement of our equity forward sale agreements and cash generated by operations, offset by cash used for acquisitions and debt payments.

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

As of September 30, 2005, we were in compliance with the covenants of our credit facility. The significant financial covenants of our credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	2.40	2.50 maximum
Fixed Charge Coverage Ratio(a)	2.53	2.00 minimum
Stockholders’ Equity(a) (in millions)	$ 404,492	$ 338,750 minimum

(a)

As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or divested.

We believe that our projected cash flows generated from operations, cash and cash equivalents on hand of $30.1 million and availability under our revolving credit facility of $28.8 million as of September 30, 2005, should be sufficient to fund our estimated $4.1 million in debt principal repayments, our working capital needs, acquisitions and budgeted $2.8 million in capital expenditures through at least December 31, 2005. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

We hold cash in a fiduciary capacity as a result of premiums received from clients that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our balance sheet with a corresponding liability for premiums due to insurance carriers. We earn interest on these funds during the time between receipt of the cash and payment to insurance carriers. In some states, fiduciary cash must be kept in separate bank accounts subject to specific guidelines, which generally emphasize capital preservation and liquidity, and is not generally available to service debt or for other corporate purposes. Insurance brokerage transactions typically generate large cash flows and the timing of such cash flows can significantly affect the net cash balances held at month end.

Cash and cash equivalents increased by $27.2 million and decreased by $35.7 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities totaled $44.7 million and $40.7 million for the nine months ended September 30, 2005 and 2004, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable. The net effect of discontinued operations was a reduction in cash flow from operating activities of $1.7 million for the nine months ended September 30, 2005 and netted to zero in the comparable prior year period.

Net cash used in investing activities totaled $123.5 million and $80.7 million for the nine months ended September 30, 2005 and 2004, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $121.0 million and $75.5 million for the nine months ended September 30, 2005 and 2004, respectively. The $121.0 million for the nine months ended September 30, 2005, primarily included the SGP, PSA and CRO transactions. The $75.5 million for the nine months ended September 30, 2004, primarily included the Bertholon-Rowland, Dodge Warren & Peters and Future Planning Associates transactions. The payment of additional purchase price and retention-based acquisition payments are included in the preceding amounts for the nine months ended September 30, 2005 and 2004. Capital expenditures amounted to $6.7 million and $8.2 million for the nine months ended September 30, 2005 and 2004, respectively. Proceeds from the sale of discontinued operations were $6.2 million for the nine-month period ended September 30, 2005.

Net cash provided by financing activities totaled $106.1 million and $4.2 million for the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005, we increased our existing term loan resulting in gross proceeds of $90.0 million. We also raised $36.2 million from the sale of our common stock as a result of the settlement of the remaining portion of our forward sale agreements where we issued 2.2 million shares of our common stock, stock options exercised and employee stock purchase plan transactions. In addition, we made payments of $19.2 million for debt and $0.8 million for debt issuance costs. In the nine months ended September 30, 2004, we made payments of $19.7 million for debt and $0.5 million for debt issuance costs and raised $4.1 million in equity from the sale of our common stock as a result of stock options exercised and employee stock purchase plan transactions. The net effect of discontinued operations on financing activities was a reduction in cash flow of $1.6 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Net income per share, on a diluted basis, was $0.08 and $0.32 for the nine months ended September 30, 2005 and 2004, respectively. These amounts are based on approximately 56.3 million and 49.0 million weighted-average shares outstanding as of September 30, 2005 and 2004, respectively. The decrease was primarily due to an increase in acquisition integration expense, including the SGP acquisition compensation expense, of $8.5 million, an increase in interest and amortization of $8.4 million and an increase in margin improvement plan expense of $7.0 million, somewhat offset by the positive impact of acquisitions and our margin improvement plan. Additionally, at September 30, 2005 as compared to September 30, 2004, our weighted-average shares outstanding increased due to share issuances for acquisitions and employee incentives and to sales of our common stock.

Contractual Obligations

The table below summarizes our indebtedness and lease commitments as of September 30, 2005:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in Thousands)
Credit facility	$ 212,050	$ 2,150	$ 209,900	$ —	$ —
Other debt and capital lease obligations	25,900	9,831	13,739	2,330	—
Operating lease commitments	80,221	18,576	34,351	18,222	9,072
Variable rate interest obligations	39,441	14,531	24,280	530	100
Fixed rate interest obligations	2,240	1,150	1,050	40	—
Other	1,575	900	675	—	—
Total	$ 361,427	$ 47,138	$ 283,995	$ 21,122	$ 9,172

Credit Facility

See discussion above under “Long-Term Debt.”

Other Debt and Capital Lease Obligations

At September 30, 2005 our other debt and capital lease obligations of $25.9 million consisted primarily of notes payable issued in conjunction with acquisitions. Some of these notes payable may be subject to reduction based on future performance of the respective acquired company to which each of these issuances related. At September 30, 2005, our capital lease obligations of $2.8 million related to purchases of furniture and equipment. In the past, we have used external financing to fund a portion of such purchases and plan to continue to do so in the future.

Operating Leases

Substantially all of our office space is leased under operating leases. Many of these leases have options permitting renewals for additional periods and provisions for escalations based on an inflation index.

Interest Obligations

At September 30, 2005, we had future interest obligations under fixed rate notes, primarily acquisition related, of $2.2 million.

Of our $238.0 million in long-term debt at September 30, 2005, $214.8 million was subject to variable interest rates, most of which is eligible to be prepaid. The variable interest rate payment projections in the table above assume that interest rates stay fixed at the September 30, 2005 rates and that we do not prepay any long-term debt with variable interest rates.

Other

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when the contingency is resolved. At September 30, 2005, we estimate the future significant contingent purchase price payments to be between $26.8 million and $45.7 million. These payments would be payable in a combination of cash, common stock and debt. These amounts primarily relate to acquisitions and will be reflected on our financial statements as a liability and additional purchase price when the contingency is resolved. Approximately $4.8 million of the contingent purchase price payments are projected to be paid through December 31, 2005. Please read Note 2 “Acquisitions” in our notes to condensed consolidated financial statements included herein.

We routinely enter into employment agreements with management and other key employees. Some of these contracts may provide for severance benefits in the event that we terminate the employment relationship without cause. Severance costs are expensed as incurred.

Some of our common stockholders have various put rights that are exercisable upon specific events. Please read Note 7 “Redeemable Securities” to our consolidated financial statements included in our Form 10-K for the period ended December 31, 2004.  The number of shares on which put rights exist at September 30, 2005 is not material.

Off-Balance Sheet Commitments

We have one letter of credit in the amount of $1.2 million established as collateral for our workers’ compensation insurance program. Letters of credit which are outstanding reduce the borrowing availability under our revolving credit facility. The letter of credit referred to automatically renews annually on the anniversary date of issuance with a final expiration five business days prior to August 11, 2007, the maturity date of our revolving credit facility. Such off-balance sheet commitments are historically immaterial and we do not anticipate an increase in their importance to us in terms of liquidity or other benefits.

New Accounting Pronouncements

Please read Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion on the impact of the adoption of new accounting pronouncements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $214.8 million of floating rate debt outstanding at September 30, 2005. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $2.1 million annual decrease in income from continuing operations before income tax expense. Except for the previously disclosed forward sale of our common stock and written put options on certain shares of our common stock, we currently do not engage in any derivatives or hedging transactions.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005.

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

•

Management has consolidated the tax department into the corporate headquarters in New York and has hired an experienced Director of Tax and Senior Manager to lead that department;

•

Management hired a Director of Financial Reporting to enhance internal technical expertise and provide needed resources in financial reporting;

•

Management has initiated a process to critically review and assess field accounting leaders; phase one was completed in the third quarter of 2005 and phase two, which includes training in internal controls, is scheduled for the first quarter of 2006;

•

Internal Audit conducted a review of the financial statement close process at the corporate office during the March 31, 2005 close, noting enhanced detection and monitoring controls; and

•

As further discussed below, Management has substantially implemented a system and processes around the accrual of direct bill revenues resulting in enhanced controls; this implementation will be complete by December 31, 2005.

Management will continue to address identified deficiencies and is committed to remediating them as quickly as possible, although there can be no assurance that Management will be able to do so.

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

As reported in our Form 10-Q for the quarterly periods ended September 30, 2004 and June 30, 2005, as part of Management’s review of our internal controls in compliance with Sarbanes-Oxley Section 404, Management determined the need to enhance field office and corporate controls over our receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or “direct bill” receivables. Previously, we recorded commissions on direct bill, and the related compensation expenses, on a modified cash-basis, with a corresponding asset and liability recorded on the balance sheet to reflect a reasonable estimate of accrual-basis accounting. Quarterly adjustments to these estimates were historically calculated using a method in each field office and were not applied consistently across all operating companies.

Beginning in the third quarter of 2004, we implemented a new system called Captiva, which will, when it is fully populated with all direct bill policy details by December 31, 2005, directly calculate and record the receivable and revenue and the related compensation payable and expense for each direct bill policy at the time it is effective. As a result of this process, we have obtained additional information as of September 30, 2005 which Management has utilized to revise its estimate of the direct bill receivable and related compensation payable. The effect of the change in estimate was a decrease to our direct bill receivable and revenues of $0.8 million and $2.9 million and a reduction in the related producer payable and compensation expense of $0.4 million and $0.5 million, as of and for the three and nine months ended September 30, 2005, respectively.

PART II. OTHER INFORMATION

USI HOLDINGS CORPORATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Insurance Industry Investigations and Other Developments,” “Industry Class Action Litigation” and “Near North Insurance Litigation (“Near North”)” and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Plan Category	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs*	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2005 through July 31, 2005	—	—	—	*
August 1, 2005 through August 31, 2005	165,934	$ 11.42	165,934	*
September 1, 2005 through September 30, 2005	—	—	—	*

Total	165,934		165,934

*

The Limited Stock Repurchase Plan was announced on May 10, 2004 under which our Board of Directors approved the use of proceeds, and tax related benefit amounts, from stock option and warrant exercises to repurchase common stock. The dollar amount approved for repurchases is based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. Additionally, on December 20, 2004, we announced that our Board of Directors authorized an expanded stock repurchase program that permits us to purchase shares of our common stock up to certain limits set forth within our credit facility. In the third quarter of 2005, no shares were purchased under the expanded stock repurchase program. We have the capacity under our credit facility to purchase up to an additional $9.7 million of our common stock during 2005.

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

USI HOLDINGS CORPORATION
(Registrant)

DATE: November 9, 2005	BY:	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Executive Vice President and Chief Financial Officer

USI HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002