Form 10-K/A
period 2004-12-31
USI HOLDINGS CORP
filed 2005-12-02
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

 On March 25, 2005, USI Holdings Corporation (the “Company”) filed its Form 10-K for its fiscal year ended December 31, 2004.  We are filing this Amendment No. 1 to our Annual Report on Form 10-K in response to comments by the Staff of the Securities and Exchange Commission in connection with its review of our registration statement on Form S-3 filed April 29, 2005 in connection with our acquisition of Summit Global Partners. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

This Form 10-K/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment No. 1 contains only the sections and exhibits to the Form 10-K which are being amended. Accordingly, the sections of and exhibits to the Form 10-K as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed and should be read in conjunction with this Form 10-K/A.

The following is a list of the items of the annual report amended hereby (including a brief description of the change to each such item):

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Removal of all discussion of the non-GAAP financial measures EBITDA and EBITDA margin as performance measures

•	Addition of fixed and variable rate interest projections and related disclosures to the Contractual Obligations table

USI HOLDINGS CORPORATION

INDEX

Page No.
Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Signatures

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission (the “SEC”), press releases, or otherwise (use of “we,” “us” and “USI” and variations thereof refers to USI Holdings Corporation and consolidated subsidiaries). Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, contingencies and matters relating to our operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting us.

Forward-looking statements are not historical facts, but instead represent management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning us, including factors that potentially could materially affect our financial results, are contained in our filings with the SEC. Some factors include: our ability to meet our objective of growing cash earnings per share; our ability to meet our objective of growing revenues organically and expand our margins; successful acquisition consummation and integration; errors and omissions claims; resolution of regulatory issues and other legal claims, including those related to compensation arrangements with insurance companies, the actual cost of resolution of contingent liabilities and passage of new legislation subjecting us to regulation in jurisdictions where we operate; our ability to attract and retain key sales and management professionals; our level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; future expenses for integration and margin improvement efforts; future losses on the disposition of non-core operations; and general economic conditions around the country. Our ability to grow has been largely attributable to acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Margin Improvement

Our profit margins are currently the lowest of our peers. We currently benchmark all expense categories and work with operating company management to develop and implement remediation plans for business units performing below our standards. We are focused on increasing margins by restructuring the mix of incentive versus guaranteed compensation, consolidating office space and back-office processes, standardizing our sales professionals’ compensation formula, implementing best practices in operations, leveraging our purchasing power and lowering the cost of our information technology through the consolidation of data centers. Additionally, we continue to capitalize on opportunities to leverage our corporate and other fixed costs across a greater revenue base by acquiring “fold-in” and other accretive businesses within our current geographic footprint.

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

In 2004, we completed two acquisitions of retail insurance brokers in our Insurance Brokerage segment and two acquisitions of workplace benefits companies in our Specialized Benefits Services segment. In the first full year of ownership, these acquisitions are expected to add in excess of $70.5 million in revenues and $4.5 million in net income in accordance with GAAP.

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

Quarterly Fluctuations

Our quarterly revenues and income from continuing operations may be volatile. This is attributable to the following:

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

Quarterly fluctuations in revenues and income from continuing operations make our performance less predictable than our peers who have less life insurance, core benefits and specialized benefits services revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits Services segment, makes comparisons of any period of less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as negotiating alternative commission schedules with insurance companies on products that have historically paid most commissions in the first policy year, diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year and divesting significantly volatile non-core business. We continue to focus on strategies that will provide a more predictable revenue stream; however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets Impairment

We assess the recoverability of our goodwill and other long-lived assets at least once a year or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the assets may not be recoverable. The carrying value of goodwill is evaluated at the segment level using an analysis to determine the fair value of the segment using both market valuation data, such as recent transaction multiples and present value techniques. Reviews for triggering events are performed at the operating company level, one level below the segments, and require the use of management’s judgment. Other long-lived assets are evaluated at the operating company level, one level below our segments, which is our determination of the lowest level of meaningful cash flows. Reviews for triggering events require the use of management’s judgment. Upon identification of a triggering event, we perform further analysis using discounted cash flows or other market valuation data to determine if the carrying value of an asset is impaired. Both methods require substantial judgment. If, as a result of an impairment review, we find that the carrying value of an asset is in excess of the fair value, we would be required to take a charge against current earnings.

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

 A reconciliation of organic revenue to total revenues in accordance with GAAP.

	For the Three Months Ended December 31,
	Revenues		Change		Adjustment for net acquired businesses	Organic growth/decline
	2004	2003	Amount	Percent
	(in thousands)
Consolidated
Commissions and Fees	$ 109,381	$ 92,407	$ 16,974	18.4%	$ (16,310)	0.7%
Contingents and Overrides	2,006	1,677	329	19.6	(75)	15.1
Other Income	1,449	2,478	(1,029)	(41.5)	(197)	(49.5)

Total Revenues	$ 112,836	$ 96,562	$ 16,274	16.9%	$ (16,582)	(0.3)%

Insurance Brokerage
Commissions and Fees	$ 94,757	$ 82,638	$ 12,119	14.7%	$ (13,173)	(1.3)%
Contingents and Overrides	2,006	1,677	329	19.6	(75)	15.1
Other Income	1,426	1,677	(251)	(15.0)	(197)	(26.7)

Total Revenues	$ 98,189	$ 85,992	$ 12,197	14.2%	$ (13,445)	(1.5)%

Specialized Benefits Services
Commissions and Fees	$ 14,624	$ 9,769	$ 4,855	49.7%	$ (3,137)	17.6%
Contingents and Overrides	—	—	—	—	—	—
Other Income	1	600	(599)	—	—	—

Total Revenues	$ 14,625	$ 10,369	$ 4,256	41.0%	$ (3,137)	10.8%

Corporate
Commissions and Fees	$ —	$ —	$ —	— %	$ —	— %
Contingents and Overrides	—	—	—	—	—	—
Other Income	22	201	(179)	(89.1)	—	(89.1)

Total Revenues	$ 22	$ 201	$ (179)	(89.1)%	$ —	(89.1)%

	For the Twelve Months Ended December 31,
	Revenues		Change		Adjustment for net acquired businesses	Organic growth/decline
	2004	2003	Amount	Percent
	(in thousands)
Consolidated
Commissions and Fees	$ 383,507	$ 321,455	$ 62,052	19.3%	$ (50,348)	3.6%
Contingents and Overrides	18,979	17,695	1,284	7.3	(1,710)	(2.4)
Other Income	4,712	6,381	(1,669)	(26.2)	(1,096)	(43.3)

Total Revenues	$ 407,198	$ 345,531	$ 61,667	17.8%	$ (53,154)	2.5%

Insurance Brokerage
Commissions and Fees	$ 357,800	$ 304,843	$ 52,957	17.4%	$ (44,917)	2.6%
Contingents and Overrides	18,979	17,695	1,284	7.3	(1,710)	(2.4)
Other Income	4,443	4,242	201	4.7	(1,096)	(21.1)

Total Revenues	$ 381,222	$ 326,780	$ 54,442	16.7%	$ (47,723)	2.1%

Specialized Benefits Services
Commissions and Fees	$ 25,707	$ 16,612	$ 9,095	54.7%	$ (5,431)	22.1%
Contingents and Overrides	—	—	—	—	—	—
Other Income	6	1,606	(1,600)	(99.6)	—	(99.6)

Total Revenues	$ 25,713	$ 18,218	$ 7,495	41.1%	$ (5,431)	11.3%

Corporate
Commissions and Fees	$ —	$ —	$ —	— %	$ —	— %
Contingents and Overrides	—	—	—	—	—	—
Other Income	263	533	(270)	(50.7)	—	(50.7)

Total Revenues	$ 263	$ 533	$(270)	(50.7)%	$ —	(50.7)%

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

We understand that analysts and investors regularly rely on non-GAAP financial measures to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. We believe that investors use Organic Revenue to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue to that of its peers. Organic Revenue may be helpful by eliminating the impact of acquired revenue from internally generated revenues. This financial measure should not be considered as an alternative to other financial measures determined in accordance with GAAP.

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

Insurance Brokerage

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for percentages)
Revenue:
Property & Casualty	$234,130	$203,505	$179,848
Employee Benefits	147,092	123,275	123,126

Total Revenues	381,222	326,780	302,974
Compensation and Employee Benefits Expenses	217,821	179,702	176,266
Other Operating Expenses	70,532	56,131	53,103
Amortization of Intangible Assets	22,069	20,389	20,129
Depreciation	6,609	7,125	7,732
Interest	1,161	1,659	3,331

Income From Continuing Operations Before Income Taxes	$63,030	$61,774	$42,413

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

 Income from continuing operations before income taxes in the Insurance Brokerage segment increased $1.3 million or 2.0% to $63.0 million in 2004 from $61.7 million in 2003, and increased $19.4 million or 45.6% to $61.7 million in 2003 from $42.4 million in 2002. The increase in income from continuing operations before income taxes in 2004 is primarily attributable to acquisitions, offset by $9.1 million in expenses related to our margin improvement plan and integration efforts and declining profitability due to an adverse premium rate environment. The increase in income from continuing operations before income taxes in 2003 is attributable to: (i) a decrease in Compensation and Employee Benefits Expenses as a percent of revenues, due to an improvement in performance in our operations and positive effects of our integration efforts; (ii) the positive impact of increased contingent commissions; (iii) the accretive impact of acquisitions; and (iv) the integration efforts and other charges of $4.6 million taken in 2002.

Specialized Benefits Services

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for percentages)
Total Revenues	$25,713	$18,218	$17,833
Compensation and Employee Benefits Expenses	9,801	8,009	10,458
Other Operating Expenses	9,904	8,888	4,528
Amortization of Intangible Assets	1,594	931	628
Depreciation	405	327	319
Interest	385	408	276

Income (Loss) From Continuing Operations Before Income Taxes	$3,624	$(345)	$1,624

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

 Income From Continuing Operations Before Income Taxes in the Specialized Benefit Services segment was $3.6 million, ($0.3) million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Income from continuing operations before income taxes in the Specialized Benefits Services segment increased in 2004 primarily due to the positive impact of acquisitions and to organic growth of revenues. The decrease in income from continuing operations before income taxes in 2003, compared to 2002, was due primarily to product sales mix and timing of core enrollment sales.

Corporate

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for percentages)
Total Revenues	$263	$533	$619
Compensation and Employee Benefits Expenses	9,645	8,183	10,646
Other Operating Expenses	19,676	11,486	9,625
Interest(a)	6,985	11,757	16,350
Depreciation	1,640	2,090	2,939
Equity Based Compensation	417	—	1,042
Change in Value of Stock Appreciation Rights	—	—	(2,995)
Change in Value of Redeemable Common Stock Warrants	—	—	(4,070)
Value of Stock Options Exchanged for Stock Appreciation Rights	—	—	1,269

Loss From Continuing Operations Before Income Taxes	$(38,100)	$(32,983)	$(34,187)

(a)

Includes the early extinguishment of debt (interest adjustment) in 2003 and 2002.

Comparisons for Years Ended December 31, 2004, 2003 and 2002

The Corporate segment results reflect the following margin improvement plan, integration efforts and other charges: $3.6 million, $0.4 million and $3.9 million in 2004, 2003 and 2002, respectively.

Revenues at the Corporate segment represent interest income. Net Corporate expenses were $38.1 million, $33.0 million and $34.2 million in 2004, 2003 and 2002, respectively. In 2004, we recorded $3.6 million in expenses related to our margin improvement plan and integration efforts. Additionally, in 2004, we recorded $2.1 million in expense related to the Corporate office move, $3.2 million in fees related to Sarbanes-Oxley Section 404 compliance and $0.7 million related to legal fees and costs related to various insurance industry investigations. In 2003, we recorded $2.3 million in expense related to the corporate office move and $0.6 million related to Sarbanes-Oxley Section 404 compliance. The increase in net Corporate expenses in 2004 was primarily due to the expenses recorded in connection with the margin improvement plan and integration efforts and to increased costs related to Sarbanes-Oxley Section 404 compliance and various insurance industry investigations, offset by lower interest expense primarily due to lower interest rates and the charge in 2003 for the early extinguishment of debt. The decrease in net Corporate expenses in 2003 was primarily due to: (i) $6.0 million decrease in interest expense in 2003, the result of lower borrowing and more favorable interest rates; (ii) the integration efforts and other charges in 2002; (iii) the expense on the value of stock options exchanged for stock appreciation rights in 2002; and (iv) the expense on the grant of restricted stock in 2002, offset primarily by; (v) the $7.1 million gain in 2002 from the change in value of redeemable common stock warrants and stock appreciation rights related to our per-IPO capital structure; (vi) the integration efforts and other charges in 2002; (vii) the move and Sarbanes-Oxley-related expenses in 2003, noted above; and (viii) the increase in costs generally associated with being a public company.

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

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2004:

Payments due by period	Total	1 year or less	2-3 years	4-5 years	After 5 years
	(in thousands)
Principal and Payment Obligations:
Credit facility	$128,438	$1,250	$2,500	$124,688	$—
Other debt and capital lease obligations	27,886	10,367	12,134	5,257	128
Operating lease commitments	71,069	17,498	28,158	17,306	8,107
Interest Obligations:
Variable rate interest obligations	21,208	5,997	11,877	3,334	—
Fixed rate interest obligations	2,570	1,250	1,230	90	—
Other	2,250	900	1,350	—	—

Total	$ 253,421	$ 37,262	$ 57,249	$ 150,675	$8,235

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

Interest Obligations

At December 31, 2004, we had future interest obligations under fixed rate notes, primarily acquisition related, of $2.6 million.

Of our $156.3 million in long-term debt at December 31, 2004, $133.3 million was subject to variable interest rates, most of which is eligible to be prepaid. The variable interest rate payment projections in the table above assume that interest rates stay fixed at the December 31, 2004 rates and that we do not prepay any long-term debt with variable interest rates.

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

USI HOLDINGS CORPORATION (Registrant)

DATE: December 2, 2005	By:	/s/ DAVID L. ESLICK
	Name: Title:	David L. Eslick Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. ESLICK David L. Eslick	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	December 2, 2005

/s/ ROBERT S. SCHNEIDER Robert S. Schneider	Chief Financial Officer (Principal Financial Officer)	December 2, 2005

/s/ DAVID A. HESS David A. Hess	Vice President, Finance (Principal Accounting Officer)	December 2, 2005

/s/ RICHARD M. HAVERLAND* Richard M. Haverland	Director	December 2, 2005

/s/ THOMAS A. HAYES* Thomas A. Hayes	Director	December 2, 2005

/s/ RONALD E. FRIEDEN* Ronald E. Frieden	Director	December 2, 2005

/s/ L. BEN LYTLE* L. Ben Lytle	Director	December 2, 2005

/s/ ROBERT A. SPASS* Robert A. Spass	Director	December 2, 2005

/s/ ROBERT F. WRIGHT* Robert F. Wright	Director	December 2, 2005

*/s/ DAVID L. ESLICK Attorney-in-Fact		December 2, 2005

USI HOLDINGS CORPORATION

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

CERTIFICATION OF DAVID L. ESLICK PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2004 OF

USI HOLDINGS CORPORATION

I, David L. Eslick, certify that:

1.

I have reviewed this amended annual report on Form 10-K/A of USI Holdings Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 2, 2005	/s/ DAVID L. ESLICK
David L. Eslick Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF ROBERT S. SCHNEIDER PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2004 OF

USI HOLDINGS CORPORATION

I, Robert S. Schneider, certify that:

1.

I have reviewed this amended annual report on Form 10-K/A of USI Holdings Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 2, 2005	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(CHAPTER 63, TITLE 18 U.S.C. §1350(a) AND (b))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. §1350(a) and (b)), the undersigned hereby individually certifies in his capacity as an officer of USI Holdings Corporation (the “Company”) that the Amended Annual Report of the Company on Form 10-K/A for the period ended December 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of and for the periods covered by such Report.

Dated: December 2, 2005	/s/ DAVID L. ESLICK
David L. Eslick Chief Executive Officer

This certification shall not be deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated therein by reference.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to USI Holdings Corporation and will be retained by USI Holdings Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(CHAPTER 63, TITLE 18 U.S.C. §1350(a) AND (b))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. §1350(a) and (b)), the undersigned hereby individually certifies in his capacity as an officer of USI Holdings Corporation (the “Company”) that the Amended Annual Report of the Company on Form 10-K/A for the period ended December 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of and for the periods covered by such Report.

Dated: December 2, 2005	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Chief Financial Officer

This certification shall not be deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated therein by reference.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to USI Holdings Corporation and will be retained by USI Holdings Corporation and furnished to the Securities and Exchange Commission or its staff upon request.