Form 10-K
period 2005-12-31
USI HOLDINGS CORP
filed 2006-03-14
CIK 1102643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2005, was approximately $610,856,185.

As of March 6, 2006, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 57,673,153 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are not historical facts, but instead represent management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning us, including factors that potentially could materially affect our financial results, are contained in our filings with the SEC. Some factors include: our ability to meet our objective of growing cash earnings per share; our ability to meet our objective of growing revenues organically and expanding our margins; successful consummation and integration of acquisitions; our ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures; resolution of State Attorneys General investigations and other claims, including errors and omissions claims and claims related to certain of our business practices and our compensation arrangements with insurance companies; the actual cost of resolution of contingent liabilities; passage of new legislation or the enactment of regulation affecting our business generally and our employee benefits business in particular; our ability to attract and retain key sales and management professionals; our level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; future expenses for integration and margin improvement efforts; future losses on the disposition of non-core operations; and general economic conditions around the country. Our ability to grow has been largely attributable to acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

PART I

Item 1.    Business

We are a distributor of property and casualty and employee health and welfare insurance and financial products and related consulting and administrative services primarily to small and mid-sized business clients. Founded in 1994, we have grown through acquisitions and organically to become the tenth largest insurance broker (as measured by annual revenue) in the United States. We have two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. Information regarding our historical financial results is set forth in our consolidated financial statements included in Part II, Item 8 of this report. The products and services we distribute and offer through our two operating and administrative segments can be categorized as:

Insurance Brokerage Segment

•	general and specialty property and casualty insurance, which we refer to as P&C insurance;

•	individual and group health, life and disability insurance, which we refer to as employee benefits insurance;

•	retirement services;

•	wealth management products;

•	association and other endorsed products; and

•	specialty wholesale products.

Specialized Benefits Services Segment

•	sales of workplace benefits insurance products and services; and

•	enrollment and communication services related to employee benefits.

Corporate Segment

•	corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

The Insurance Brokerage segment comprised 91.2% of our total revenues for the year ended December 31, 2005. Within this segment, 56.1% relates to P&C insurance, 36.6% to employee benefits insurance and 7.3% to contingent commissions and other income. The Specialized Benefits Services segment comprised 8.5% of our revenues in 2005. Within this segment, all of our revenues relate to benefits enrollment and communication services and sales of workplace benefits insurance. Please read Note 14, “Segment Reporting” to our Consolidated Financial Statements included in Part II, Item 8 of this report. Our Corporate segment accounted for 0.3% of our revenues, comprised primarily of interest income.

We have approximately 488 sales professionals and product specialists based in 71 offices in 19 states.

Our History

Since our inception in 1994, we have built a national distribution system through the acquisition, consolidation and integration of nearly 120 insurance brokers and related businesses. Approximately 90 of these acquisitions were completed before December 31, 1999. Our early acquisition growth strategy was financed primarily with equity investments by private investment firms and large insurance and financial services companies, or their respective affiliates.

In 2000, we shifted our focus toward integrating these operations. We have expended significant resources establishing operating and financial reporting standards and conforming the technology platforms utilized by our various business units. Since 2003, our focus has been on building a disciplined operating and acquisition strategy.

In 1999, we raised equity capital from Capital Z Financial Services Fund II, L.P. and its affiliates (“Capital Z”), along with other investors, the proceeds of which were used towards managing our capital structure and funding the growth of our business. Capital Z is currently our largest investor. Capital Z is a private equity investment firm focused on the financial services sector, with significant experience in the insurance area. Robert A. Spass, a Capital Z partner, is a member of our Board of Directors. Capital Z, together with Mr. Spass, owns 16.8% of our common stock as of December 31, 2005.

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

In April 2004, we completed a follow-on public offering under the universal shelf registration statement of 11,229,578 shares of our common stock at a price of $14.72 per common share. Of those shares, 4,025,000 shares were sold by us via forward sale agreements and 7,204,578 shares were sold by various selling shareholders. On December 29, 2004, we settled a portion of our forward sale agreement by issuing 1,781,000 shares of our common stock in exchange for proceeds of approximately $25.0 million. We used $20.0 million of the proceeds to repay borrowings under our revolving credit facility. On January 30, 2005, we settled the remaining portion of our forward sale agreement by issuing 2,244,000 shares in exchange for proceeds of approximately $31.5 million, which were primarily used to fund one acquisition.

Operations

We are currently organized into eight geographic regions and three alternative distribution units that cross geographic lines. Each of these businesses is managed by a chief executive officer and a chief financial officer. Through this organizational structure, we seek to maintain day-to-day management responsibility and controls at the regional level, enabling our management teams at that level to be responsive to our clients’, product providers’ and employees’ needs. At the same time, however, our corporate senior management is able to monitor our operations through the use of policies and procedures, a system of internal controls, internal audit, quarterly site visits by the senior management team and monthly meetings to review financial results and operating concerns.

Sales

Our sales strategy is to be a single distribution point to middle-market businesses, serving their insurance and financial products and services needs. Of our approximately 488 sales professionals, 472 (287 P&C, 185 employee benefits) are in the Insurance Brokerage segment and 16 are in the Specialized Benefits Services segment. We evaluate our sales professionals by measuring the revenues they generate from new business and cross-selling and the revenues they are able to retain with existing clients. We utilize sales force automation software to manage and track the progression and status of sales prospects at the individual sales professional level.

We originate sales opportunities through a number of channels. Our retail insurance operations focus primarily on selling products and services to new and existing clients on a direct basis. In addition, we sell through alternative distribution channels, including approximately 460 professional associations and affinity groups, worksite marketing and wholesale through other insurance brokers. We have also found that forming practice groups focused on specific industries, such as environmental, entertainment and construction, generates sales opportunities by virtue of the expertise we develop in those practices.

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

Insurance Brokerage

Property and Casualty Insurance	Group Employee Benefits	Wealth Management Products
• General Commercial Liability	• Health	• Life
• Workers’ Compensation	• Life	• Disability
• Fidelity and Surety Bonds	• Disability	• Estate Planning
• Professional Liability	• Dental	• Business Succession
• Personal Lines (Auto, Home, etc.)	• Retirement	• Annuities

Association & Other Endorsed Products	Specialty Wholesale
• Life, Health and Disability	• Healthcare
• Professional Liability	• Primary & Excess General Liability
• Workers’ Compensation	• Executive Assurance
• General Commercial Liability	• Professional Liability and E&O
• Travel Insurance and Related Services	• Pharmaceutical Product Liability
• Personal Lines (Auto, Home, etc.)	• Long-term Care
• Non-standard Physicians

Specialized Benefits Services

Workplace Benefits
• Core Benefits
• Voluntary Benefits
• Section 125 Plans
• Flexible Spending Accounts
• Total Compensation
• Electronic Surveys
• Print Communications

Property and Casualty Insurance.    Through our direct sales force, we place P&C insurance, including commercial property and general commercial liability, workers’ compensation, fidelity and surety bonds, professional liability products and personal lines. Net commissions and fees generated from the sales of these products and services accounted for approximately 55.0% of our total consolidated net commissions and fees for the year ended December 31, 2005.

Group Employee Benefits.    We place individual and group health, life, disability and dental insurance through direct sales channels. These policies are underwritten by life and health insurance carriers and health maintenance organizations, or HMOs. Net commissions and fees generated from the sales of these products and services accounted for approximately 35.9% of our total consolidated net commissions and fees for the year ended December 31, 2005.

Workplace Benefits.    We administer the annual employee benefits open enrollment function for some of our business clients. In conjunction with the administrative services we provide, our enrollment counselors sell voluntary supplementary insurance products such as life and disability insurance to our clients’ employees. Net commissions and fees generated from the sales of these products and services accounted for approximately 9.1% of our total consolidated net commissions and fees for the year ended December 31, 2005.

Association and Other Endorsed Products.    We place life, disability, medical and professional P&C insurance products through various affinity marketing channels. Our relationships are with trade, professional and alumni associations who offer various insurance products to their members and for whom we administer these affinity programs. Net commissions and fees generated from the sale of P&C and employee benefits insurance through affinity marketing channels included above in P&C and Group Employee Benefits accounted for approximately 11.1% of our total consolidated net commissions and fees for the year ended December 31, 2005.

Specialty Wholesale.    We place specialty wholesale insurance products such as medical, excess and surplus lines, executive assurance, professional liability, pharmaceutical product liability, long-term care and non-standard physicians coverage through other, generally smaller, insurance brokers. Net commissions and fees generated from the sale of these products and services accounted for approximately 4.7% of our total consolidated net commissions and fees for the year ended December 31, 2005 and are included above in P&C and Group Employee Benefits.

Wealth Management Products.    We place wealth management products and services such as life and disability insurance, estate planning, business succession and annuities through a dedicated sales team organized as a practice group within the Insurance Brokerage segment. Net commissions and fees generated from the sale of these products and services accounted for an immaterial percentage of our total consolidated net commissions and fees, included above in Group Employee Benefits insurance for the year ended December 31, 2005.

Insurance Carriers

We maintain relationships with numerous insurance carriers in the United States. We believe that we have alternative markets for all significant carriers and lines of coverage such that were any one carrier no longer available to us, we could continue to provide appropriate coverage to our clients.

Customers

We serve primarily small and mid-sized business clients. Revenues generated by our ten largest clients, including affinity groups represented as a single “client”, accounted for approximately 7.6% of our net commissions and fees for the year ended December 31, 2005, while no single client in this group represented more than 2.9% of our net commissions and fees in 2005. In 2005, our largest client was an affinity group representing thousands of individual policyholders.

Competition

The insurance brokerage industry is highly competitive and fragmented, consisting of approximately 30,000 independent insurance brokerage firms. We face competition from those brokers, banks and other financial services companies. Additionally, other sources of competition have emerged such as when commercial banks diversified their financial services to include insurance brokerage services (often through the acquisition of established insurance brokerages creating competition for acquisitions as well as clients) for greater flexibility to create and market insurance products.

We compete for clients on the basis of reputation, client service, program and product offerings and the ability to tailor our products and risk management services to the specific needs of a client. We believe that most of our insurance brokerage competition is from numerous local and regional insurance brokerage firms and, to a lesser extent, from national insurance brokerage firms that pursue a similar strategy, such as Arthur J. Gallagher & Co., Brown & Brown, Inc., Hilb Rogal & Hobbs Company, Hub International Limited and Lockton Companies, Inc.

Our Specialized Benefits Services segment competes with consulting firms, brokers, third-party administrators, payroll companies and insurance companies. A number of our competitors offer attractive alternative programs. We believe that most of our Specialized Benefits Services competition is from smaller local and regional brokers and insurance companies.

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

As discussed further in “Insurance Industry Investigations and Other Developments,” included in Part II, Item 7, the insurance industry continues to be under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. It is possible that as a result of these investigations our industry may become subject to new and expanded regulatory requirements at the state and/or federal level. In response to these investigations, we have voluntarily implemented reforms and consequently are spending more on compliance functions, such as licensing, internal audit and corporate governance, than in the past. While we cannot predict the outcome of these investigations, the industry is likely to become subject to an increased regulatory environment and we may be required to spend more on compliance activities or exit certain lines of business and/or jurisdictions or eliminate the receipt of contingent commissions, which could materially impact our financial position and results of operations.

USI Securities, Inc., our subsidiary, is a broker/dealer for mutual funds, variable insurance contracts and securities regulated by the National Association of Securities Dealers, Inc., and the SEC. USI Securities, Inc. is also a Registered Investment Adviser regulated by the SEC. Under SEC regulations, USI Securities, Inc. must maintain minimum net capital reserves.

Employees

At December 31, 2005, we had 2,826 employees, of which 488 are sales professionals. We are not involved in any material disputes with our employees and believe that relations with our employees are good.

The ten top revenue producing sales professionals during 2005 represented 5.9% of our net commissions and fees for the year. No single sales professional was responsible for more than 1.1% of our net commissions and fees in 2005.

Website

We maintain a website at www.usi.biz. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K. To access the SEC’s website, go to www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business

We may be unsuccessful in adequately growing our cash earnings per share and our failure to do so may negatively impact the price of our common stock.

Our financial objectives state our intention to grow our cash earnings per share (defined as income from continuing operations plus amortization of intangible assets on a diluted per share basis). As a means to accomplish this goal, we focus on generating organic growth in revenues, creating efficiencies in our operations and making disciplined and accretive acquisitions. These strategies and activities may not result in achieving our desired cash earnings per share growth. Due in part to our acquisition strategy, we may have difficulty in maintaining a balanced mix of P&C and Health & Welfare (including employee benefits, retirement services, wealth management products and specialized benefits services products) revenues, thereby adversely impacting our desired organic growth. In addition, we may have difficulty in acquiring only those businesses that are accretive to our cash earnings per share. Due in part to the decentralized nature of our operations and the variety of types of businesses we seek to acquire, we may have difficulty in integrating operations, systems and management of our acquired businesses, which could negatively impact the growth in our cash earnings per share. If we fail to adequately achieve our cash earnings per share growth objective, the price of our common stock could be negatively affected.

We may be unsuccessful in growing revenues organically, and our failure to do so may negatively impact the price of our common stock.

Our business plan contemplates that we will grow organically (defined as total revenue growth less the impact of acquisitions and divestitures) over the long-term through all insurance industry cycles and economic market cycles. As part of our strategy to grow organically, we seek to maintain a balance of revenues in P&C insurance versus Health & Welfare, increase sales production through our sales management program, and cross-sell multiple lines of business to existing clients. To date these strategies and activities have not resulted in achieving our desired organic growth. Due in part to our acquisition strategy, we may have difficulty in acquiring a balance of revenue thereby adversely impacting our revenue diversity. Due in part to the decentralized nature of our operations, we may have difficulty in focusing our sales managers and sales professionals on our sales management program and cross-selling strategy. In addition, we may have difficulty in integrating acquired operations, newly hired sales managers and sales professionals into our sales management program and cross-selling strategy. If we fail to succeed in our organic revenue growth strategy, the price of our common stock could be negatively affected.

We may be unsuccessful in expanding our margins and, if this were to occur, the market price of our common stock could decrease, perhaps significantly.

Our business plan includes expanding our margins to achieve a balanced performance and efficiency level. As part of our strategy to expand our margins, we seek to streamline and centralize information technology, accounting and administrative services, consolidate the back-office operations of our insurance brokerage businesses on a regional basis, benchmark all key expense categories, identify best practices, and implement plans to bring all operations to target margin levels. These strategies and activities may not have the desired results in achieving our goal of increasing our margins. Due in part to our acquisition strategy, we may have difficulty in acquiring businesses that have margins in excess of our current margins thereby adversely impacting our margins. Due in part to the decentralized nature of our operation, we may have difficulty in focusing our local managers on our margin expansion strategy program. In addition, we may have difficulty in integrating acquired operations into our margin expansion strategy. If we fail to meet expectations, the market price of our common stock could be negatively affected.

Our continued growth is partly based on our ability to acquire and integrate operations successfully, and our failure to do so may negatively affect our financial results and internal control over financial reporting.

Our business plan includes making acquisitions of traditional insurance businesses which augment our organic growth. Competition to acquire traditional insurance brokerage businesses is intense. As part of our business strategy, we will seek to acquire such businesses and may experience heightened price competition from our peers. We also seek to acquire businesses in the core benefits and benefits enrollment and communication.

Due in part to the decentralized nature of our operations, as well as the variety of types of businesses we seek to acquire, we may have difficulty integrating the operations, systems and management of our acquired companies and may lose key employees of acquired companies. Also, we may be required to obtain additional financing to pursue our acquisition strategy; however, our ability to do so is limited by the terms of our existing credit facility, which contains covenants that, among other things, may limit our ability to make certain acquisitions as well as impose restrictions on our ability to incur additional debt. We may also be similarly limited by our future debt instruments.

Although we conduct due diligence in respect of the business and operations of each of the businesses we acquire, we may not identify all material facts concerning these businesses. Unanticipated events or liabilities relating to these businesses could have a material adverse effect on our financial condition. Furthermore, once we have integrated an acquired business, it may not achieve levels of revenue, profitability, or productivity comparable to our existing locations, or otherwise perform as expected. Our failure to integrate one or more acquired businesses so that they achieve our performance goals may have a material adverse effect on our results of operations and financial condition.

In addition, due in part to the decentralized nature of our operations, once we have acquired a business, we may not be able to effectively audit the controls, especially transaction review and monitoring activities, of such businesses. Therefore, our failure to integrate one or more acquired businesses may negatively affect our internal control over financial reporting.

We could fail to maintain an effective system of internal controls and, consequently, may not be able to report our financial results accurately. As a result, our current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the price of our common stock.

Although we have devoted significant management and financial resources to document, test, monitor and enhance our internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management concluded that, when individual deficiencies were considered in the aggregate, there was a material weakness in internal control over financial reporting in 2004. Because of changes in conditions, the effectiveness of internal controls may vary over time. We cannot be certain that our internal control systems will be adequate or effective in preventing fraud or human error in the future or that new deficiencies of a material nature will not evolve and which we may not be able to correct. Any failure in the effectiveness of our internal control over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which could negatively impair our ability to execute our business strategy or, upon disclosure, could negatively impact the market price of our common stock.

Recent litigation and state regulatory activities concerning industry practices and procedures could negatively impact our business, financial condition and/or results of operations.

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

In addition to the state Attorney General investigations described above, a number of state departments of insurance have begun inquiries into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. We have received and responded, or are in the process of responding, to inquiries from insurance regulators in several states. We are also named defendants in various industry class action litigation that focus on, among other things, the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels.

The resolution of these matters may result in a loss, which could be material, to our business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which would have a material adverse impact on our consolidated financial results.

For further information on the matters discussed see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Insurance Industry Investigations and Other Developments” and Note 15, “Contingencies” to our Consolidated Financial Statements.

Contingent commissions are less predictable than our other revenues, which makes it difficult to forecast revenues; and decreases in these commissions may negatively impact our financial results.

Many insurance companies pay us contingent commissions for achieving specified premium volume goals set by them and/or the loss experience of the insurance we place with them. We generally receive these commissions in the first and second quarters of each year; however, we have no control over the ability of insurance companies to estimate loss reserves, which affects the amount of contingent commissions that we will receive. Placement service revenue includes payments or allowances by insurance companies based upon such factors as the overall volume of business placed by the broker with that insurer, the aggregate commissions paid by the insurer for that business during specific periods or the profitability or loss to the insurer of the risks placed. This revenue reflects compensation for services provided by brokers to the insurance market. These services include new product development, the development and provision of technology, administration and the delivery of information on developments among broad client segments and the insurance markets. In addition, because no significant incremental operating costs are incurred when contingent commissions are realized, a significant decrease in these commissions can cause a disproportionate decrease in net income.

Any decrease in the contingent commissions we receive would reduce our revenues and, to a greater degree, decrease our income from continuing operations before income tax benefit, on a percentage basis. A significant decrease in contingent commissions would consequently have a negative impact on our financial results and limit our ability to incur and service debt and comply with financial covenants in our existing credit facility. For further information on the matters discussed see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Insurance Industry Investigations and Other Developments” and Note 15, “Contingencies” to our Consolidated Financial Statements.

The cyclical nature of P&C premium rates may make our financial results volatile and unpredictable. Commissions from the brokering of insurance products represent a majority of our revenues.

Commissions are typically determined as a percentage of premium rates. We have no control over the insurance premium rates on which these commissions are calculated. For example, from 1987 through 1999, the P&C insurance industry experienced a period of flat to declining premium rates, which negatively affected commissions earned by insurance brokers. Starting in 2002, years of underwriting losses for P&C insurance companies combined with the downturn in the equity markets caused insurers to increase premium rates. Additionally, the insurance industry was affected by the events of September 11, 2001, which resulted in one of the largest insurance losses in America’s history and accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These trends prompted by the hard market negatively impacted our revenues. The hard market, for many lines of insurance, began to slow in the second half of 2002. By the second half of 2003, premiums in most P&C lines of insurance began to flatten or decrease, with some, such as property, by as much as 20%. In 2004 and through 2005, the soft market persisted, negatively affecting brokers’ revenue. Some clients use the savings on insurance premiums to purchase more coverage, somewhat offsetting the negative impact in our commissions due to falling premiums. Through 2005, the competitive pricing dynamic was consistent throughout most account sizes and most geographic regions, with the workers compensation market in California a notable exception where we have seen premiums decline by as much as 50%. If the soft market persists, it may continue to negatively impact our P&C insurance brokerage revenues.

We act as brokers for state insurance funds such as those in California which could choose to reduce brokerage commissions and/or contingent commissions we receive, which could negatively affect our financial results.

In response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for state insurance funds such as those in California and other states in which we operate. These state funds could choose to reduce the brokerage commissions and/or contingent commissions we receive. If these reductions in commissions occurred in a state in which we have substantial operations, such as California, they could substantially affect the profitability of our operations in that state or cause us to change our marketing focus. In addition, any decrease in these commissions would reduce our revenues and, to a greater degree, decrease our income from continuing operations before income taxes, on a percentage basis. A significant decrease in these commissions would consequently have a negative impact on our financial results and limit our ability to incur and service debt and comply with financial covenants in our credit facility.

Government regulation and resulting market dynamics relating to the group health plans we sell could negatively affect our financial results.

As an employee benefits broker, we provide our clients access to group health insurance products and services as well as advice on benefit plan design. Reform of the health care system is a topic of discussion at both the state and federal levels in the United States. Proposed bills and regulations vary widely and range from reform of the existing employer-based system of insurance to a single-payer, public program. Several groups are urging consideration by the Congress of a national health care plan. If any of these initiatives ultimately become effective, they could have a material effect on the profitability or marketability of the health insurance products and services we sell or on our business, financial condition and results of operations.

We are dependent on key sales and management professionals who could end their employment with us, which could negatively affect our financial results and impair our ability to implement our business strategy.

Our success substantially depends on our ability to attract and retain senior management and the individual sales professionals and teams that service our clients and maintain client relationships. If key sales professionals and senior managers were to end their employment with us, or if we experience significant turnover among our key sales professionals, it could negatively affect the execution of our business strategy, disrupt our client relationships and have a corresponding negative effect on our financial results, marketing and other objectives and impair our ability to implement our strategy. Our senior managers and substantially all of our sales professionals are subject to employment agreements containing confidentiality and non-solicitation provisions. If any of them were to leave and litigate to be released from these agreements, it could lead to costly litigation and some courts may not enforce these agreements.

The loss of the services of David L. Eslick, our chairman, president and chief executive officer, could adversely affect our ability to carry out our business plan.

Although we operate with a decentralized management system, the services of David L. Eslick, our chairman, president and chief executive officer, are key to the development and implementation of our business plan, including our growth strategy. The loss of Mr. Eslick’s services could, therefore, adversely affect our financial condition and future operating results.

Further expenses related to margin improvement efforts and acquisition integration charges could adversely affect our financial results and negatively impact the price of our common stock.

In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, in 2004, we recorded expense of $12.4 million comprised of employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In 2005, we recorded additional margin improvement plan expense of $8.1 million comprised of employee severance and related benefits of $6.1 million and the modification of 58 sales professionals’ agreements of $2.0 million. In the future we may incur similar costs as we grow and refine our operating structure. Further margin improvement efforts may result in similar or greater expenses, which could negatively affect our financial results. If this were to occur, the price of our common stock could be negatively affected.

In addition, as part of our acquisition of Summit Global Partners, Inc., we restructured the agreements of certain sales professionals and executives. As a result of these efforts, we recorded expenses of $8.1 million in the first quarter of 2005. In exchange for this consideration, the employment agreements were conformed to our standard compensation structure for sales professionals and regional executives. Further integration of our existing businesses and businesses we may acquire in the future may result in similar or greater integration expenses, which could negatively affect our financial results. If this were to occur, the price of our common stock could be negatively affected.

Our business, financial condition and/or results may be negatively affected by errors and omissions claims.

We have extensive operations and are subject to claims and litigation in the ordinary course of business resulting from alleged errors and omissions in placing insurance and handling claims. The placement of insurance and the handling of claims involve substantial amounts of money. Since errors and omissions claims against us may allege our potential liability for all or part of the amounts in question, claimants may seek large damage awards and these claims can involve significant defense costs. Errors and omissions could include, for example, our employees or sub-agents failing, whether negligently or intentionally, to place coverage or file claims on behalf of clients, to appropriately and adequately disclose insurer fee arrangements to our clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. It is not always possible to prevent or detect errors and omissions and the precautions we take may not be effective in all cases.

The coverage limits and the amount of related deductibles of our errors and omissions insurance coverage are established annually based upon our assessment of our errors and omissions exposure, loss experience and the availability and pricing within the marketplace. Our premiums and deductibles associated with the purchase of errors and omission coverages may be higher in certain years because of adverse market conditions for buyers of these coverages. Recently, prices have increased and coverage terms have become far more restrictive because of reduced insurer capacity in the marketplace. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, it is possible that the frequency, nature or magnitude of claims for direct or consequential damages increases; negatively impacting our financial results.

Our business, financial condition and/or results may be negatively affected if in the future our errors and omissions insurance proves to be inadequate or unavailable. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

Competition in our industry is intense and, if we are unable to compete effectively, we may lose clients and our financial results may be negatively affected.

We face competition in both our Insurance Brokerage and Specialized Benefits Services segments. We compete for clients on the basis of reputation, client service, program, price and product offerings and the ability to tailor our products and services to the specific needs of a client.

Our client base fluctuates over time as a result of competition in our industry as well as other factors. If we lose one or more of our larger clients and are not able to replace them or otherwise mitigate our loss sufficiently, our financial results could be negatively affected. Additionally, a substantial portion of our business is nonrecurring and must be replaced with new sales each year.

In our Insurance Brokerage segment, competition is intense in all of our business lines and in every insurance market. We believe that most of our competition is from numerous local and regional brokerage firms that focus primarily on middle-market businesses and, to a lesser extent, from larger national brokerage firms. In addition, insurance companies compete with us by directly soliciting clients without the assistance of an independent broker or agent. Additional competitive pressures arise from the entry of new market participants, such as banks, securities firms, accounting firms and other institutions that offer insurance-related products and services.

Our Specialized Benefits Services segment competes with consulting firms, brokers, third-party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. We believe that most of our competition is from large, diversified financial services organizations that are willing to expend significant resources to enter our markets and from larger competitors that pursue an acquisition or consolidation strategy similar to ours.

We also compete with other brokers and other financial institutions that pursue an acquisition or consolidation strategy similar to ours. These include Arthur J. Gallagher, Brown & Brown, Hilb, Rogal & Hobbs, Hub International Limited and Lockton Companies, Inc., as well as a number of regional banks.

Our high level of indebtedness may put us at a competitive disadvantage relative to insurance brokers and other distributors of financial products and services.

As of December 31, 2005, our total indebtedness of $236.5 million and our total indebtedness measured as a percentage of our total capitalization of 57.7% were higher than those of brokers that we consider to be generally comparable to us, including Arthur J. Gallagher and Brown & Brown. As a result, we may be less able to compete effectively with our peers when acquiring other brokerage operations that are seeking cash purchase consideration versus stock purchase consideration. Additionally, with a lower level of indebtedness, our peers are likely to have greater flexibility to direct cash flow from operations toward hiring additional sales professionals, capital expenditures and other forms of reinvestment in their businesses than we have currently.

Failure to comply with financial covenants in our credit facility could cause all or a portion of our debt to become immediately due and payable.

Under our credit facility, we must comply with financial covenants which limit our flexibility in responding to changing business and economic conditions.

Amounts due under our credit facility and under future debt instruments could become immediately due and payable as a result of our failure to comply with the restrictive covenants they contain, which, in turn, could cause all or a portion of our other debt to become immediately due and payable. Our ability to comply with these provisions in existing or future debt instruments may be affected by events beyond our control.

If we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The purchase price is allocated to tangible and intangible assets and any excess is recorded as goodwill.

Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we will be required to write down the value of such assets. Because goodwill and intangible assets comprise such a large percentage of our stockholders’ equity, any such write down would have a significant negative effect on our stockholders’ equity and financial results.

The geographic concentration of our businesses could leave us vulnerable to an economic downturn or regulatory changes in those areas, resulting in a decrease in our revenues.

For the years ended December 31, 2005, 2004 and 2003, our California- and New York-based businesses constituted approximately 34%, 34% and 30%, respectively, of our consolidated revenues. Because our business is concentrated in these two states, the occurrence of adverse economic conditions or an adverse regulatory climate in either California or New York could negatively affect our financial results more than would be the case if our business were more geographically diversified.

Failure to comply with regulations applicable to us could restrict our ability to conduct our business.

We conduct business in a number of states and are subject to comprehensive regulation and supervision by government agencies in many of the states in which we do business. State laws grant supervisory agencies broad administrative powers. Our ability to conduct our business in the states in which we currently operate depends on our compliance with the rules and regulations established by the regulatory authorities in each of these states.

State insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, some of which affect us, including those relating to the licensing of insurance brokers and agents, premium rates, regulating unfair trade and claims practices, the regulation of the handling and investment of insurance carrier funds held in a fiduciary capacity, and regulation of business practices generally, including our compensation arrangements with insurers and clients. These examinations may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect our business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and/or expensive. Specifically, recently adopted federal financial services modernization legislation addressing privacy issues, among other matters, is expected to lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations.

In response to perceived excessive cost or inadequacy of available insurance, states have also from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for state insurance funds such as those in California, New York and other states in which we operate. These state funds could choose to reduce the sales or brokerage commissions we receive. In addition, these states could enact legislation to reform existing P&C and individual and group health care insurance regulations. If these reductions in commissions or changes in legislation occurred in a state in which we have substantial operations, such as California or New York, they could substantially affect the profitability of our operations in that state or cause us to change our marketing focus.

We depend on our information processing systems. Interruption or loss of our information processing systems could have a material adverse effect on our business.

Our ability to provide administrative services depends on our capacity to store, retrieve, process and manage regionally centralized databases and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage or other disruption at these centralized locations could have a material adverse effect on our business, financial condition and results of operations.

Our principal stockholder’s interests in our business may be different than yours and, therefore, may make decisions that are adverse to your interests.

Capital Z Financial Services Fund II, L.P. and its affiliates (collectively, “Capital Z”) beneficially owned approximately 16.8% of our voting common stock as of December 31, 2005. In addition, Mr. Robert A. Spass, one of our directors, is a partner of Capital Z. As a result, Capital Z will have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election of directors, mergers, consolidations and sales of all or substantially all of our assets. Capital Z also may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to the interests of our other shareholders. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

We lease our principal corporate office in Briarcliff Manor, New York, and our operating unit offices in various states. These properties are suitable for our use. Information regarding lease commitments is set forth in Note 11, “Lease Commitments” to our Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 11, “Lease Commitments” is incorporated herein by reference.

Item 3.    Legal Proceedings

Information regarding legal proceedings is set forth in Note 15, “Contingencies” to our Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 15, “Contingencies” is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “USIH.” The following table sets forth the intra-day high and low sales prices for the common stock for the periods indicated below:

2005	High	Low
Fourth Quarter	$14.20	$12.37
Third Quarter	$13.17	$11.05
Second Quarter	$13.02	$10.95
First Quarter	$12.01	$10.98

2004
Fourth Quarter	$14.00	$9.52
Third Quarter	$16.14	$12.44
Second Quarter	$16.70	$14.14
First Quarter	$15.05	$12.51

As of March 6, 2006, there were 57,673,153 shares of the Company’s common stock outstanding, held by approximately 306 stockholders of record. The closing price of the Company’s stock on March 6, 2006 was $14.51 per share.

We have never declared or paid cash dividends on our common stock and presently have no plans to pay any cash dividends on our common stock. Under our credit facility, we are limited in the amount of dividends we can pay and the shares of our capital stock that can be repurchased. The terms of our credit facility limit cash dividends to the aggregate amount of: (i) cash received during a fiscal year from the exercise of options to purchase common stock; and (ii) the sum of a designated percentage (0% for 2003; 10% for 2004; 12.5% for 2005; 15% for 2006; 20% for 2007; and 25% for 2008) multiplied by our consolidated net income plus amortization for the preceding fiscal year plus $5.0 million.

Issuer Purchases of Equity Securities

On May 10, 2004, we announced that our Board of Directors authorized a limited stock repurchase plan. Using only proceeds and any related tax benefit amounts from the exercise of stock options and warrants, we may, at management’s discretion, repurchase shares in the open market or in private transactions in order to help offset dilution from our equity compensation plans and previously issued warrants to purchase our common stock. The amount and timing of repurchases will be based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During 2005 we purchased 328,826 shares of our common stock on the open market under the limited stock repurchase plan at an aggregate cost of $3.9 million.

On December 20, 2004, we announced that our Board of Directors authorized an expanded stock repurchase program that permits us to purchase shares of our common stock up to the limits set forth within our credit facility. We had the capacity under our credit facility to purchase up to approximately $9.7 million and $11.0 million in 2005 and 2004, respectively. We did not purchase any shares in 2004. During 2005, we purchased 8,500 shares of our common stock on the open market under the expanded stock repurchase program at a total cost of $0.1 million.

Repurchases of our common stock made during the fourth quarter of 2005 are disclosed in the table below. Repurchases of our common stock made during the first, second and third quarters of 2005 are disclosed in our Form 10-Q for such quarters.

Plan Category	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs*	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2005 through October 31, 2005	—	$—	—	*

November 1, 2005 through November 30, 2005	73,293	$13.07	73,293	*

December 1, 2005 through December 31, 2005	—	$—	—	*

Total	73,293		73,293

*	See the description of our limited stock repurchase plan preceding this table.

Equity Compensation Plan Information as of December 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,467,987	$10.75	2,644,467
Equity compensation plans not approved by security holders	—	—	—

Total	6,467,987	$10.75	2,644,467

Item 6.    Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Financial Statements and Supplementary Data” and accompanying notes in Part II, Item 8 of this report. We derived the financial information as of December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003 from our audited financial statements and the related notes included in Part II, Item 8 of this report. Financial information as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 was derived from audited financial statements and related notes that are not included in this filing. In 2005, 2004 and 2003 we acquired the assets or stock of 10, 4 and 6 businesses, respectively. As a result, the financial data for each of the five years set forth below are not directly comparable. On February 1, 2005, we acquired Summit Global Partners (“SGP”), the largest acquisition in the Company’s history. Please read Note 2, “Acquisitions” to our consolidated financial statements included in Part II, Item 8 of this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Income Statement Data:
Revenues(a)
Net Commissions and Fees	$504,426	$401,836	$338,513	$313,684	$295,976
Investment Income	3,858	1,378	2,488	2,641	3,229

Total Revenues	508,284	403,214	341,001	316,325	299,205
Expenses(a)
Compensation and Employee Benefits	290,386	228,628	192,946	195,060	194,172
Other Operating Expenses	115,198	93,006	75,193	66,199	74,570
Amortization of Intangible Assets	30,549	23,099	20,934	20,306	31,469
Depreciation	9,655	8,589	9,424	10,831	12,638
Interest	15,036	8,531	9,712	17,239	23,398
Margin Improvement Plan Expenses(b)	8,141	12,371	—	—	—
Acquisition Integration Expenses(b)	8,573	276	—	—	—
Early Retirement of Debt	—	—	4,049	2,610	—
Change in Value of Stock Appreciation Rights	—	—	—	(2,995)	3,092
Change in Value of Redeemable Common Stock Warrants	—	—	—	(4,070)	1,406
Value of Stock Options Exchanged for Stock Appreciation Rights	—	—	—	1,269	—

Total Expenses	477,538	374,500	312,258	306,449	340,745

Income (Loss) From Continuing Operations Before Income Tax Expense (Benefit)	30,746	28,714	28,743	9,876	(41,540)
Income Tax Expense (Benefit)	12,713	12,653	(5,039)	(531)	(6,621)

Income (Loss) From Continuing Operations	18,033	16,061	33,782	10,407	(34,919)
(Loss) Income From Discontinued Operations, Net of Income Taxes(c)	(10,229)	(7,760)	1,747	(13,222)	(61,564)

Net Income (Loss)	$7,804	$8,301	$35,529	$(2,815)	$(96,483)

Reconciliation of Net Income (Loss) to Net Income (Loss) Available to Common Stockholders:
Net Income (Loss)	$7,804	$8,301	$35,529	$(2,815)	$(96,483)
Change in Aggregate Liquidation Preference of Preferred Stock	—	—	—	(18,708)	(21,099)
Change in Redemption Value of Series N Put Rights	—	—	—	138	(138)

Net Income (Loss) Available to Common Stockholders	$7,804	$8,301	$35,529	$(21,385)	$(117,720)

(Table continued on following page)

(Continued from previous page)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except for per share data)
Per Share Data—Basic:(d)
Income (Loss) From Continuing Operations	$0.32	$0.33	$0.74	$(0.93)	$(74.48)
(Loss) Income From Discontinued Operations, Net of Income Taxes	(0.18)	(0.16)	0.04	(1.50)	(81.65)

Net Income (Loss) Per Common Share	$0.14	$0.17	$0.78	$(2.43)	$(156.13)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except for per share data)
Per Share Data—Diluted:(d)
Income (Loss) From Continuing Operations	$0.32	$0.33	$0.73	$(0.93)	$(74.48)
(Loss) Income From Discontinued Operations, Net of Income Taxes	(0.18)	(0.16)	0.04	(1.50)	(81.65)

Net Income (Loss) Per Common Share	$0.14	$0.17	$0.77	$(2.43)	$(156.13)

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Goodwill	$405,490	$309,195	$214,067	$178,402	$168,159
Expiration Rights and Other Intangible Assets, Net	165,643	114,842	87,850	85,221	98,292
Total Assets of Continuing Operations	1,018,931	782,141	644,304	553,855	561,001
Total Debt of Continuing Operations(d)	236,532	156,324	156,460	131,175	241,837
Total Stockholders’ Equity(d)	409,981	327,565	262,862	182,799	92,370
Redeemable Common Stock(e)	—	—	—	21,302	—
Redeemable Preferred Stock(e)	—	—	—	—	27,801
Redeemable Common Stock Warrants(e)	—	—	—	—	4,300

(a)	All prior years’ amounts have been reclassified to reflect the impact of discontinued operations.

(b)	In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this plan, we recorded expense of $12.4 million in the fourth quarter of 2004. The expense related to employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In 2005, we recorded an additional $8.1 million in expense primarily for employee severance and related benefits in connection with the margin improvement plan.

Also in 2005, we recorded acquisition integration expense of $8.6 million, which related primarily to the restructuring of certain SGP sales professionals’ and executives’ employment agreements in the amount of $8.1 million. In exchange for cash and/or restricted stock consideration, existing employment agreements were amended to conform to our standard compensation structure for sales professionals and regional executives. The $8.1 million in consideration to the SGP individuals was not included in purchase price for accounting purposes.

(c)

In December 2004, our Board of Directors approved plans to sell, or otherwise dispose of, three operations in our Insurance Brokerage and Specialized Benefits Services segments that exhibited significant earnings volatility or that did not fit with our core business strategy. In the first quarter of 2005, we classified as discontinued operations two operations newly acquired in the SGP acquisition that were determined not to fit with our core business strategy. In June 2005, we approved a plan to sell or otherwise dispose of two additional operations in the Insurance Brokerage segment that exhibited significant earnings volatility or that did not fit with our core business strategy, one of which was acquired in the first quarter of 2005 in the SGP acquisition. As a result of these actions, we classified these entities as discontinued operations. See Note 17, “Discontinued Operations” in the Notes to Consolidated Financial Statements for details.

(d)	On October 25, 2002, we completed our IPO of 9.0 million common shares at a price of $10 per share. Upon the consummation of the IPO, all outstanding shares of preferred stock were split adjusted (two-for-five reverse stock split) and converted into approximately 23.1 million shares of our common stock. The accretion dividends, with respect to the preferred stock, were converted to approximately 9.1 million shares of our common stock at the IPO price of $10 per share. At December 31, 2005, 2004, 2003, 2002 and 2001 we had approximately 57.6 million, 51.5 million, 46.7 million, 42.4 million and 0.8 million shares of common stock outstanding, respectively. The IPO proceeds, net of the underwriting discount and expenses, of approximately $78.4 million were used to repay indebtedness under our credit facility.

(e)	At December 31, 2002, we had approximately 2.2 million shares of common stock outstanding on which the owners had put rights. These shares, and the related put obligation, were reclassified to equity and liabilities, respectively, upon the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” in 2003. For a description of put rights relating to our common stock and preferred stock and our common stock warrants please read Note 7, “Redeemable Securities” to our Consolidated Financial Statements included in Part II, Item 8 of this report. At December 31, 2005, we estimated that there were 0.3 million shares of our common stock outstanding with these put rights.

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

Management Overview

Business

We are a distributor of property and casualty (“P&C”) and employee benefits insurance and financial products and related consulting and administrative services primarily to small and mid-sized business clients and individuals. In our role as an insurance intermediary, we may act as an agent on behalf of the insurance companies we represent, or as a broker, working without any particular insurance company affiliation.

We generate revenues and cash primarily from:

•	commissions paid by insurance companies on the placement of P&C and employee benefits insurance;

•	fees paid directly by clients and other third-parties for either P&C or employee benefit-related services; and

•	interest income.

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

We also receive contingent commissions, which are incremental compensation for achieving specified loss experience and/or account retention and premium volume goals set by the insurance companies for the business we place with them. Contingent commissions are recorded on the earlier of receipt of cash or when we receive data from the insurance companies that allows us to reasonably determine the amount. Contingent commissions and other forms of placement services revenues paid by insurance companies to brokers are under scrutiny by various regulators. Please refer to further discussion below under “Insurance Industry Investigations and Other Developments.” Fee-based revenues are generally billed and recorded as services are rendered.

We have two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. See discussion under “Results of Operations” below. In 2004 and 2005, we announced our intentions to sell or otherwise dispose of seven operations that did not fit our core business strategy. Most of these operations were in locations where we did not believe we could grow, and were, therefore, geographically undesirable. We also sold our executive benefits operations which were subject to legislative risks beyond our control and highly unpredictable revenue and earnings streams. As of December 31, 2005, all of these operations had been sold. We may in the future decide to sell other operations as our business strategy evolves or as we acquire companies with undesirable lines of business or locations. Please read Note 17, “Discontinued Operations” to our Consolidated Financial Statements included in Part II, Item 8 of this report.

Insurance Industry Investigations and Other Developments

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

The resolution of these matters may harm our business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which would have a material adverse impact on our consolidated financial results. Due to the uncertainties involved, management cannot reasonably estimate a range of possible loss.

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of the State of New York against Marsh and McLennan Companies, Inc., we retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of our operations. Since that time, Akin Gump has assisted us in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of our employees, including corporate management, and is continuing its review of documents. We are continuing to review our business and have made a number of improvements to our internal controls and compliance framework and expect that our review will not only address the areas that the regulators are examining, but will also help us evaluate where we can make additional operational or business practice changes or improvements.

Since October 2004, the industry’s long-standing contingent commission compensation arrangements have been a focal point of scrutiny by various regulators and, in fact, some of the largest brokers within the industry have abandoned the practice of receiving such contingent commissions. In 2005, we received substantially all of our contingent commissions under the arrangements in place for 2004. Additionally, our carriers with whom we have historically had contingent arrangements, have entered into 2005 contingent commission agreements in a form and structure generally consistent with our prior agreements. Market or other external forces may ultimately cause contingent commission arrangements to cease or be substantively restructured; however, management does expect to receive contingent commissions in 2006 for arrangements established in 2005. Revenues from contingent and override commissions were $25.8 million, $19.0 million and $17.7 million for the years 2005, 2004 and 2003, respectively. Contingent and override commissions’ contribution to income from continuing operations before income taxes for the years ended December 31, 2005 and 2004 was approximately equivalent to the revenues from contingent and override commissions for each period.

Industry Class Action Litigation.    We have been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. We are also a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853, and during April 2005, we were served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et ano v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W, with the result that this action has been removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon us in May 2005. This action has been removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing on our part. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Judicial Panel on Multidistrict Litigation has transferred the Palm Tree and Bensley lawsuits to the same court for the same purposes.

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey, the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against us based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than ourselves. We have moved to dismiss the Consolidated MDL Complaints. None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions.

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

Plaintiffs filed a fourth amended complaint which we believe failed to state any amended claims against us, and we filed a motion to dismiss that complaint. On September 5, 2005, the court dismissed all claims against us with prejudice. Near North will be able to appeal from this dismissal after a final appealable order is entered by the court. We continue to believe that the plaintiffs’ allegations against us are without merit.

For more discussion on our business please refer to Part I, Item 1, “Business,” in this report.

Market

Property & Casualty

Insurance premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. We use the terms “soft market” and “hard market” to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which negatively affect commissions earned by insurance brokers. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in the one of the largest insurance losses in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These trends prompted by the hard market negatively impacted our revenues. The hard market, for many lines of insurance, began to slow in the second half of 2002. In the second half of 2003, premiums in most P&C lines of insurance began to flatten or decrease, with some, such as property, declining by as much as 20%. In 2004 and 2005, the soft market persisted in most lines of business, negatively affecting brokers’ revenue. Some clients use the savings on insurance premiums to purchase more coverage, somewhat offsetting the negative impact in our commissions due to falling premiums. In 2005, the competitive pricing dynamic was consistent throughout all account sizes and most geographic regions, with the workers compensation market in California a notable exception where we have seen premiums decline by as much as 50%. If the soft market persists, our P&C insurance brokerage revenues may continue to be negatively impacted.

The storms which occurred in the third quarter of 2005 in the Gulf Coast and Florida make it likely that premium rates for property in catastrophe-prone geographic areas will increase in the near term. However, through the remainder of 2005 we did not see a material positive impact to our revenues attributable to increasing premiums due to the storm losses. It is also possible that rates for Florida-based risks, one of the few markets not significantly affected by the soft market, will continue to increase. It is not possible to predict the ultimate effect, if any, of these catastrophic storms on the broader P&C market; however, if the soft market slows, or we see rates increase in some or most lines of coverage, our P&C insurance brokerage revenues may be positively impacted.

Employee Benefits

Premium rates in the health insurance industry have generally realized a consistent upward trend due to increasing health care delivery costs. From 2000 to 2003, however, we believe that the upward trend in health care insurance premiums was somewhat offset by the impact of the economic downturn and its resulting negative impact on business and employment levels at our customers. Additionally, reduced spending by some of our corporate clients has led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Our employee benefits business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market may increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market may increase both existing assets under management and new investments. In 2003, we saw the signs of an improving economy, although we did not see the benefits of sustained growing labor ranks or increased spending on benefits reflected in our Health & Welfare revenues as employers continued to mitigate medical cost increases.

In 2004, the economy continued to improve with positive growth in employment, which, in the second half of 2004 and throughout 2005, drove growth in our employee benefits revenues. We believe that many employers, however, are still struggling with medical inflation, which may result in continued benefit reductions and cost-shifting to employees, which may serve to reduce insurance premiums or cause participants to opt out of their employers’ plan. This unfavorable dynamic for the benefits brokerage business has led to greater opportunity, however, in our workplace marketing business, which is aided by the trend to defined contribution health-care where employees direct their benefit dollars to purchase voluntary benefits a la carte.

Primary Financial Measures

The primary financial measures that we use to evaluate our performance are:

•	Organic Revenue growth (decline), which excludes the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses during the twelve months following an acquisition or divestiture; and

•	Cash earnings per share, which we define as income from continuing operations plus amortization of intangible assets on a diluted per share basis. (In 2005 and 2004, cash earnings per share was adjusted for expenses related to acquisition integration efforts, the margin improvement plan and other charges.)

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

Management’s Strategic Objectives

Our business strategy is to grow our cash earnings per share each year. We have a three-pronged strategy to accomplish this goal: (1) organic growth in revenues, (2) operating margin improvement and (3) disciplined and accretive acquisitions.

Organic Revenue Growth

Our strategy for achieving organic growth includes:

•	client stewardship and retention best practices;

•	cross-selling across all of our major product categories within our business segments;

•	consistent and aggressive sales management, including recruitment and development of new sales professionals;

•	new client origination;

•	aggressive recruitment of new sales talent; and

•	maintaining a balanced mix of P&C and employee benefits revenues to mitigate the impact of fluctuations in market cycles.

We believe that growing revenues must start with keeping our existing clients. We emphasize client service and account retention in our company best practices. Additionally, within our client base, we have identified what we call stewardship accounts. Stewardship accounts are generally our larger accounts and in total comprise approximately one third of our total revenues. Each account has an annual stewardship plan, which includes periodic client meetings, timely pre-renewal procedures and an annual meeting with an executive client advocate.

We believe that our sales management model is among the most disciplined in our industry. Sales management begins with each sales professional’s annual plan, which considers renewing business and expectations of new and lost accounts. Sales professionals are required to use a sales force automation system to track their sales activity, including sold business and prospecting activity. Each sales professional’s activity is reviewed not less than bi-weekly by local management in formal sales meetings and monthly by Corporate management.

In addition to organic revenue growth, we monitor and manage to a number of different operating statistics related to revenue growth, including, but not limited to, sales opportunities by sales professional, cross-selling within our 400 largest accounts, client retention rates and revenue mix by operating company. These metrics are tracked and reported monthly and form the basis of our agenda, among other items, for our monthly operations meetings with each of our business unit executive management teams.

Operating Margin Improvement

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

In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, in 2004, we recorded expense of $12.4 million comprised of employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In 2005, we recorded additional margin improvement plan expense of $8.1 million comprised of employee severance and related benefits of $6.1 million and the modification of 58 sales professionals’ agreements of $2.0 million. In the future we may incur similar costs as we grow and refine our operating structure.

Acquisition Strategy

In most acquisitions, we issue a combination of cash, seller notes and/or common stock. We also frequently structure our acquisition agreements to include purchase price payments contingent upon reaching specified financial targets, commonly referred to as earn-outs, which are paid in a combination of cash, seller notes and common stock and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain financial targets. All acquisitions greater than $5.0 million in aggregate purchase price require approval of our Board of Directors and, if greater than $1.5 million in aggregate purchase price, also require that we give notice to our bank lenders. Please read Note 2, “Acquisitions” to our Consolidated Financial Statements included in Part II, Item 8 of this report for more information on acquisitions.

We centrally manage our target acquisitions from the point of initial contact through the process of integration within our operations. We only consider transactions that are accretive to our cash earnings per share.

All acquisitions are subject to a due diligence process, including an introduction to our culture and business strategy, the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand within our existing geographic footprint of operations to maximize efficiencies and continue to build-out the balanced revenue mix of P&C and employee benefits business; however, we will consider strategic opportunities in new geographies if they are compelling.

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

On October 3, 2005, we acquired Dascit/White Winston, Inc. (“DWW”), a small-group benefit general agent. The aggregate preliminary purchase price of $9.1 million, consisting of cash of $8.4 million and notes payable of $0.7 million, was allocated primarily to goodwill and intangible assets. This acquisition is included in the Insurance Brokerage segment.

Six additional acquisitions were completed during 2005, none of which had acquired assets greater than $5.0 million. The total aggregate preliminary purchase price of approximately $12.0 million, consisting of cash of $10.3 million, an obligation on one acquisition to pay minimum additional future consideration of $1.5 million and shares of our common stock valued at $0.2 million, was allocated primarily to goodwill and intangible assets. In substantially all of the acquisitions, there is a contingent consideration portion based primarily upon retained revenues. Five of the acquisitions are included in our Insurance Brokerage segment and the sixth acquisition is included in our Specialized Benefits Services segment.

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

Quarterly fluctuations in revenues and Operating Income make our performance less predictable due to our life insurance, core benefits and specialized benefits services revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits Services segment, makes comparisons of any period of less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year and divesting significantly volatile non-core business. We continue to focus on strategies that will provide a more predictable revenue stream; however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability.

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

Direct Bill Revenue Recognition

We record commission income on premiums billed and collected directly by insurance companies (“direct bill”) on the policy effective date for personal and commercial P&C insurance placements and on the effective date of each installment for employee benefit insurance placements.

As reported in our Form 10-Q for the quarterly periods ended September 30, 2004, June 30, 2005 and September 30, 2005, as part of our review of internal controls in compliance with Sarbanes-Oxley Section 404, we determined the need to enhance field office and corporate controls over our receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or direct bill receivables. Beginning in the third quarter of 2004, we implemented a new system called Captiva, which allows us to calculate and record the receivable and revenue and the related compensation payable and expense for each commercial lines P&C direct bill policy at the time it is effective. As a result of this process, we have obtained additional information which management has utilized to adjust its estimate of the direct bill receivable and related compensation payable. For the year ended December 31, 2005, the effect of the change in estimate was a decrease to our direct bill revenues of $6.7 million and a decrease in the related producer compensation expenses of $0.6 million. As of December 31, 2005, we have completed our migration to the improved estimation methodology for direct bill and do not expect any further material adjustments.

Allowances for Bad Debts and Policy Cancellations

We maintain allowances for bad debts and estimated policy cancellations on our Insurance Brokerage business based on our premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowances and make adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition and which may have a negative impact on our financial position or results of operations. The allowance for estimated policy cancellations on insurance brokerage business is established through a charge to revenue and the allowance for bad debts and policy cancellations and was $1.5 million and $0.9 million at December 31, 2005 and 2004, respectively, due to growth in our revenues and receivables. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition.

We record fees and/or commissions related to benefit enrollment services when earned. We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment we record an estimate of first year fee and/or commission income less an estimate of policy cancellations. This policy cancellation allowance is based on historical attrition rates by carrier and type of policy. The allowance for policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $3.3 million and $2.3 million at December 31, 2005 and 2004, respectively. If our estimate of policy cancellations is too low, we may need to reverse previously recognized enrollment revenues.

Goodwill, Other Intangible Assets and Other Long-Lived Assets Impairment

We assess the recoverability of our goodwill and other long-lived assets at least once a year or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the assets may not be recoverable. The carrying value of goodwill is evaluated at the segment level using an analysis to determine the fair value of the segment using both market valuation data, such as recent transaction multiples of revenue or operating income, and present value techniques. Reviews for triggering events and impairment of other long-lived assets are performed at the operating company level, one level below the segments, which is our determination of the lowest level of meaningful cash flows. Reviews for triggering events require the use of management’s judgment. Upon identification of a triggering event, we perform further analysis using cash flow projections or other market valuation data to determine if the carrying value of an asset is impaired. Both methods require substantial judgment. If, as a result of an impairment review, we find that the carrying value of an asset is in excess of the fair value, we would be required to take a charge against current earnings.

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

We follow a consistent methodology based on an estimate of discounted future cash flows derived from acquired clients’ lists and attrition rates to estimate the fair value of the expiration rights and other intangible assets at the date of acquisition. For acquisitions in excess of $5.0 million in purchase price, we obtain an independent appraisal of the fair value of intangible assets acquired. Expiration rights are amortized on a straight-line basis over their estimated lives based on historical attrition. Non-compete agreements and restrictive covenants are typically valued at an estimate of fair value using assumptions and projections assuming that no non-compete agreement exists and that the covenanters actively pursued our clients or employees. Non-compete agreements and restrictive covenants are amortized on a straight-line basis over the terms of the agreements, which generally range from four to seven years. Both the allocation of purchase price and estimation of useful lives require management’s judgment. If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, we may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material impact on our financial position or results of operations. Goodwill is not subject to amortization.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carry-forwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our accrued liabilities are smaller than their book bases. Similarly, we have a DTL because the book basis of our goodwill exceeds its tax basis. Carry-forwards primarily include items such as net operating losses (“NOLs”), which can be carried forward subject to certain limitations. A summary of the significant DTAs and DTLs relating to our temporary differences and carry-forwards is included in Note 10, “Income Taxes” to our Consolidated Financial Statements included in Part II, Item 8 of this report.

At December 31, 2005, our current DTAs total $14.9 million, and our non-current DTLs total $16.2 million. We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for-dollar basis in the year in which any such recognition was to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management’s judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

Prior to the fourth quarter of 2003, we carried a valuation allowance for our net DTA based on our history of net losses and the resulting uncertainty as to whether we would generate enough taxable income in the future to utilize our DTA. In the fourth quarter of 2003, based on five consecutive quarters of profitability, our improved financial condition following our IPO, restructuring our credit facility and on forecasted future results, management determined that it was more likely than not that our DTA would be realized in future periods, with the exception of DTA related to state NOL and tax credit carry-forwards; therefore, we reversed the valuation allowance resulting in a deferred income tax benefit of $8.1 million in 2003. In the event of adverse developments in our projections of taxable income, or if our estimates and assumptions were to change, management might be required to reach a different conclusion about the realization of our DTA and re-establish a valuation allowance through a charge to earnings.

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. Except as otherwise discussed in “Insurance Industry Investigations and Other Developments,” we do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported financial position and results of operations. We have accrued a liability in accordance with GAAP for our best estimate of the probable cost of the resolution of those claims where our liability is probable and can be reasonably estimated. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. The establishment of reserves for claims and litigation requires management’s judgment. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period. Please read Note 15, “Contingencies” to our Consolidated Financial Statements included in Part II, Item 8 of this report and Management Overview, “Insurance Industry Investigations and Other Developments” above.

New Accounting Pronouncements

Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8 of this report for a discussion on the impact of the adoption of new accounting pronouncements.

Results of Operations

Certain amounts have been reclassified and presented in all periods as discontinued operations to reflect the decisions in 2005 and 2004 to sell seven operations that either exhibited significant earnings volatility or that did not fit with our core business strategy. Please read Note 17, “Discontinued Operations” to our Consolidated Financial Statements included in Part II, Item 8 of this report.

	For the Year Ended December 31,
	2005	Variance		2004	Variance		2003
		Dollars	%		Dollars	%
	(Dollars in thousands)
Total revenues	$508,284	$105,070	26.1%	$403,214	$62,213	18.2%	$341,001
Expenses:
Compensation and employee benefits expenses	290,386	61,758	27.0%	228,628	35,682	18.5%	192,946
Other operating expenses	115,198	22,192	23.9%	93,006	17,813	23.7%	75,193
Amortization of intangible assets	30,549	7,450	32.3%	23,099	2,165	10.3%	20,934
Interest	15,036	6,505	76.3%	8,531	(1,181)	(12.2)%	9,712
Depreciation	9,655	1,066	12.4%	8,589	(835)	(8.9)%	9,424
Margin improvement plan expenses	8,141	(4,230)	(34.2)%	12,371	12,371	NM	—
Acquisition integration expenses	8,573	8,297	NM	276	276	NM	—
Early extinguishment of debt	—	—	—	—	(4,049)	NM	4,049

Total expenses	477,538	103,038	27.5%	374,500	62,242	19.9%	312,258

Income from continuing operations, before income tax expense (benefit)	30,746	2,032	7.1%	28,714	(29)	(0.1)%	28,743
Income tax expense (benefit)	12,713	60	0.5%	12,653	17,692	(351.1)%	(5,039)

Income from continuing operations	$18,033	$1,972	12.3%	$16,061	$(17,721)	(52.5)%	$33,782

	For the Year ended December 31,
	Revenues		Change		Adjustment for net acquired businesses	Organic revenue growth (decline)
	2005	2004	Amount	Total revenue growth
	(Dollars in thousands)
Consolidated
Net commissions and fees—property & casualty	$260,132	$215,140	$44,992	20.9%	$(61,326)	(7.6)%
Net commissions and fees—benefits	212,890	164,393	48,497	29.5%	(35,041)	8.2%

Total net commissions and fees	473,022	379,533	93,489	24.6%	(96,367)	(0.8)%
Contingents and overrides	25,825	18,979	6,846	36.1%	(5,551)	6.8%
Interest and other income	9,437	4,702	4,735	100.7%	(1,187)	75.5%

Total Revenues	$508,284	$403,214	$105,070	26.1%	$(103,105)	0.5%

Insurance Brokerage
Net commissions and fees—property & casualty	$260,132	$215,140	$44,992	20.9%	$(61,326)	(7.6)%
Net commissions and fees—benefits	169,669	138,686	30,983	22.3%	(22,815)	5.9%

Total net commissions and fees	429,801	353,826	75,975	21.5%	(84,141)	(2.3)%
Contingents and overrides	25,807	18,979	6,828	36.0%	(5,551)	6.7%
Interest and other income	7,893	4,433	3,460	78.1%	(1,187)	51.3%

Total revenues	$463,501	$377,238	$86,263	22.9%	$(90,879)	(1.2)%

Specialized Benefits Services
Net commissions and fees—benefits	$43,221	$25,707	$17,514	68.1%	$(12,226)	20.6%
Contingents and overrides	18	—	18	NM	—	—
Interest and other income	24	6	18	300.0%	—	300.0%

Total revenues	$43,263	$25,713	$17,550	68.3%	$(12,226)	20.7%

Corporate
Interest and other income	$1,520	$263	$1,257	477.9%	$—	477.9%

Total revenues	$1,520	$263	$1,257	477.9%	$—	477.9%

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

We believe that many analysts and investors regularly rely on non-GAAP financial measures to provide a financial measure by which to compare a company’s assessment of its operating profitability against that of its peers. We believe that investors use organic revenue growth (decline) to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue to that of its peers. Organic revenue growth (decline) may be helpful because it eliminates the impact of acquired revenue from total revenues. This financial measure should not be considered as an alternative to other financial measures determined in accordance with GAAP.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenues.    Of the $105.1 million in revenue growth, $103.1 million was due to acquisitions, net of disposed businesses and $2.0 million was due to organic growth (including contingents, interest and other income). Organic revenue growth in 2005 was negatively affected by the soft rate environment for many P&C insurance products, the adjustment for direct bill and lost business.

Compensation and Employee Benefits Expenses.    For 2005, the increase was primarily due to the effect of acquisitions and to an increase in variable compensation of $7.0 million due to improved operating results. As a percentage of revenues, compensation and employee benefits expenses were 57.1% and 56.7% for 2005 and 2004, respectively.

Other Operating Expenses.    For 2005, the increase was primarily due to the effect of acquisitions. Additionally, for 2005, we experienced a net increase of $2.4 million in costs related to legal fees and costs related to various insurance industry investigations offset by a decrease of $3.0 million in costs related to the implementation of Sarbanes-Oxley Section 404 procedures and corporate move expenses. As a percentage of revenues, other operating expenses were 22.7% for 2005, compared to 23.1% for 2004.

Total expenses.    The increase in total expenses was due to the items noted above and, primarily, to an increase in acquisition integration expense of $8.3 million, an increase in amortization expense of $7.5 million due to the impact of recent acquisitions, an increase in interest expense of $6.5 million due to greater borrowings at higher interest rates, partially offset by a decrease in margin improvement plan expense of $4.2 million.

Income From Continuing Operations    Comparisons of 2005 to 2004 are affected by the expense and revenue variances noted above and a lower effective tax rate in 2005.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues.    Of the $62.2 million in revenue growth, $53.2 million was due to acquisitions, net of disposed businesses, and $9.0 million was due to organic growth (including contingents, interest and other income). Organic revenue growth in 2004 was negatively affected by the softening rate environment for P&C insurance products and a decline in contingent and other income net of acquired business.

Compensation and Employee Benefits Expenses.    For 2004, the increase was primarily due to the effect of acquisitions, partially offset by a favorable variance in incentive compensation expense based on unfavorable operating results for the year. As a percentage of revenues, compensation and employee benefits expenses were 56.7% and 56.6% for 2004 and 2003, respectively.

Other Operating Expenses.    For 2004, the increase was primarily due to the effect of acquisitions. Additionally, for 2004, we incurred a net increase of $2.6 million in costs related to the implementation of Sarbanes-Oxley Section 404 procedures and a net increase of $0.7 million related to legal fees and costs related to various insurance industry investigations over the comparable period in 2003. As a percentage of revenues, other operating expenses were 23.1% for 2004, compared to 22.1% for 2003.

Total expenses.    The increase in expense was due to the items noted above and, primarily, to margin improvement plan expense of $12.4 million, an increase in amortization expense of $2.2 million due to the impact of recent acquisitions, offset by a decrease in interest expense of $1.2 million due to reduced interest rates resulting from an amendment to the credit facility.

Income From Continuing Operations.    Comparisons of 2004 to 2003 are negatively affected by the fact that in 2004 we recorded a provision for income taxes at an approximate 44.1% effective rate; whereas in 2003, the reversal of a valuation allowance in the deferred tax assets resulted in an income tax benefit of $5.0 million. The increase in income tax expense for 2004 over the same period in 2003 was $17.7 million, which was somewhat offset by lower interest and depreciation expense, an expense of $4.0 million for the early extinguishment of debt in 2003 and income from continuing operations generated by our higher revenue base in 2004.

Our Segments

We have three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate.

The Insurance Brokerage segment offers:

•	general and specialty property and casualty insurance, which we refer to as P&C insurance;

•	individual and group health, life and disability insurance, which we refer to as employee benefits insurance;

•	wealth management products;

•	association and other endorsed products;

•	specialty wholesale products; and

•	retirement services.

The Specialized Benefits Services segment offers:

•	sales of workplace benefits insurance products and services; and

•	enrollment and communication services related to employee benefits.

The Corporate segment offers:

•	corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Insurance Brokerage

	Year Ended December 31,
	2005	Variance		2004	Variance		2003
		Dollars	%		Dollars	%
	(Dollars in thousands)
Total revenues	$463,501	$86,263	22.9%	$377,238	$54,988	17.1%	$322,250
Expenses:
Compensation and employee benefits expenses	258,495	49,530	23.7%	208,965	32,211	18.2%	176,754
Non-cash stock-based compensation	2,141	1,937	949.5%	204	204	NM	—
Other operating expenses	81,107	14,471	21.7%	66,636	11,817	21.6%	54,819
Amortization of intangible assets	27,799	6,294	29.3%	21,505	1,502	7.5%	20,003
Interest	1,090	(71)	(6.1)%	1,161	(435)	(27.3)%	1,596
Depreciation	7,584	1,040	15.9%	6,544	(463)	(6.6)%	7,007
Margin improvement plan expenses	6,507	(2,526)	(28.0)%	9,033	9,033	NM	—
Acquisition integration expenses	8,573	8,573	NM	—	—	—	—

Total expenses	393,296	79,248	25.2%	314,048	53,869	20.7%	260,179

Income from continuing operations, before income taxes	$70,205	$7,015	11.1%	$63,190	$1,119	1.8%	$62,071

Comparisons for Years Ended December 31, 2005, 2004 and 2003

In 2005 and 2004, revenues were positively impacted by approximately $90.9 million and $47.7 million, respectively, due to acquisitions. Organic revenue (decline) growth in 2005 and 2004 was (1.2)% and 2.1%, respectively. Market conditions include the effect on our commission revenues due to the impact of premium rate changes and changes in our clients’ underlying exposure base. In 2005 and 2004, market conditions were soft in the P&C market, leading to organic revenue declines in that line of business. However, the market for employee benefits, which typically runs in a counter cycle to P&C, was strong, significantly offsetting the decline in P&C revenues. Also affecting organic revenue growth in 2005 was the $5.3 million adjustment related to direct bill. P&C net commissions and fees represented 55.0%, 56.7% and 58.5% of our total consolidated net commissions and fees in 2005, 2004 and 2003, respectively, and employee benefits net commissions and fees represented 35.9%, 36.5% and 36.3% of our total consolidated net commissions and fees in 2005, 2004 and 2003, respectively.

The increase in total expenses in 2005, compared to 2004, is primarily attributable to acquisitions and a net increase in expenses related to our margin improvement plan and integration efforts of $6.0 million. The increase in total expenses in 2004, compared to 2003, is primarily attributable to acquisitions and an increase in expenses related to our margin improvement plan of $9.0 million. As a percentage of revenues, total expenses were 84.9%, 83.2% and 80.7% in 2005, 2004 and 2003, respectively. The increase in total expenses as a percentage of revenues in 2005, compared to 2004, was primarily due to the net increase in expenses related to our margin improvement plan and integration efforts. The increase in total expenses as a percentage of revenues in 2004, compared to 2003, was primarily due to the increase in margin improvement plan expenses.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $70.2 million, $63.2 million and $62.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increases in 2005 and 2004 were due to the reasons noted above.

Specialized Benefits Services

	Year Ended December 31,
	2005	Variance		2004	Variance		2003
		Dollars	%		Dollars	%
	(Dollars in thousands)
Total revenues	$43,263	$17,550	68.3%	$25,713	$7,495	41.1%	$18,218
Expenses:
Compensation and employee benefits expenses	15,669	5,885	60.1%	9,784	1,775	22.2%	8,009
Non-cash stock-based compensation	43	26	152.9%	17	17	NM	—
Other operating expenses	16,666	6,762	68.3%	9,904	1,016	11.4%	8,888
Amortization of intangible assets	2,750	1,156	72.5%	1,594	663	71.2%	931
Interest	361	(24)	(6.2)%	385	(23)	(5.6)%	408
Depreciation	629	224	55.3%	405	78	23.9%	327
Margin improvement plan expenses	82	82	NM	—	—	—	—

Total expenses	36,200	14,111	63.9%	22,089	3,526	19.0%	18,563

Income (loss) from continuing operations, before income taxes	$7,063	$3,439	94.9%	$3,624	$3,969	NM	$(345)

Comparisons for Years Ended December 31, 2005, 2004 and 2003

The increase in revenues in 2005 is attributable to acquisitions and organic revenue growth of $12.2 million and $5.4 million, respectively. The increase in revenues in 2004 was due to organic revenue growth, somewhat offset by a $1.4 million adjustment to direct bill revenues. Organic revenue growth was 20.7% and 11.3% in 2005 and 2004, respectively. Specialized Benefits Services net commissions and fees represented 9.1%, 6.8% and 5.2% of our total consolidated net commissions and fees in 2005, 2004 and 2003, respectively.

The increase in total expenses in 2005, compared to 2004, is primarily due to acquisitions and to organic growth of revenues. The increase in total expenses in 2004, compared to 2003, was due primarily to product sales mix and the timing of core enrollment sales. As a percentage of revenues, total expenses were 83.7%, 85.9% and 101.9% in 2005, 2004 and 2003, respectively. The decrease in total expenses as a percentage of revenues in 2005, compared to 2004, was primarily due to the positive impact of acquisitions, particularly our acquisition of the worksite marketing business owned by Century Business Services, Inc. (“CBIZ”) in the third quarter of 2005. CBIZ’s revenue stream is seasonal, contributing significantly to our revenues and income from continuing operations in the fourth quarter. The decrease in total expenses as a percentage of revenues in 2004, compared to 2003, was primarily due to product sales mix and timing of core enrollment sales.

Income (loss) from continuing operations before income taxes in the Specialized Benefit Services segment was $7.1 million, $3.6 million and $(0.3) million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 and 2004 was primarily due to the reasons noted above.

Corporate

	Year Ended December 31,
	2005	Variance		2004	Variance		2003
		Dollars	%		Dollars	%
	(Dollars in thousands)
Total revenues	$1,520	$1,257	477.9%	$263	$(270)	(50.7)%	$533
Expenses:
Compensation and employee benefits expenses	13,643	4,181	44.2%	9,462	1,279	15.6%	8,183
Non-cash stock-based compensation	395	199	101.5%	196	196	NM	—
Other operating expenses	17,425	959	5.8%	16,466	4,980	43.4%	11,486
Interest	13,585	6,600	94.5%	6,985	(723)	(9.4)%	7,708
Depreciation	1,442	(198)	(12.1)%	1,640	(450)	(21.5)%	2,090
Margin improvement plan expenses	1,552	(1,786)	(53.5)%	3,338	3,338	NM	—
Acquisition integration expenses	—	(276)	NM	276	276	NM	—
Early extinguishment of debt	—	—	—	—	(4,049)	NM	4,049

Total expenses	48,042	9,679	25.2%	38,363	4,847	14.5%	33,516

Loss from continuing operations, before income taxes	$(46,522)	$(8,422)	22.1%	$(38,100)	$(5,117)	15.5%	$(32,983)

Comparisons for Years Ended December 31, 2005, 2004 and 2003

Revenues at the Corporate segment represent interest income.

In 2005 and 2004, we recorded $1.6 million and $3.3 million, respectively, in expenses related to our margin improvement plan and integration efforts. The increase in Corporate expenses in 2005, as compared to 2004, was primarily attributable to an increase in interest expense of $6.6 million and an increase in incentive compensation of $2.1 million due to better operating performance, somewhat offset by a net decrease in expenses related to insurance industry investigations, Sarbanes-Oxley 404 compliance and corporate move costs of $0.8 million. The increase in Corporate expenses in 2004, as compared to 2003, was primarily attributable to an increase in margin improvement plan expenses of $3.3 million and a net increase in expenses related to insurance industry investigations, Sarbanes-Oxley 404 compliance and the corporate move of $3.2 million, somewhat offset by a decrease in early extinguishment of debt expenses of $4.0 million. As a percentage of total consolidated revenues, net Corporate expenses were 9.5%, 9.5% and 9.8% in 2005, 2004 and 2003, respectively.

Loss from continuing operations before income taxes in the Corporate segment was $46.5 million, $38.1 million and $33.0 million in 2005, 2004 and 2003, respectively. The increases in 2005 are primarily attributable to the items noted above.

Integration Efforts, Margin Improvement Plan and Other Accruals

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Integration Efforts
Compensation and Employee Benefits Expenses	$8,122	$—	$396
Other Operating Expenses	457	—	—

Total Integration Efforts	8,579	—	396

Margin Improvement Plan
Compensation and Employee Benefits Expenses	8,094	6,277	—
Other Operating Expenses	47	6,094	—

Total Margin Improvement Plan	8,141	12,371	—

Other Accruals
Compensation and Employee Benefits Expenses	193	276	—

Total Other Expenses	193	276	—

Total Integration Efforts, Margin Improvement Plan and Other Accruals	$16,913	$12,647	$396

Integration Efforts

As an acquirer, we are continuously working to integrate acquired businesses. Common activities include combining offices and eliminating redundant positions. Many of these activities happen over time following the close of an acquisition and the related expense is recorded in compensation and other operating expenses as a part of our continuing operations and as a deduction in determining GAAP net income. For purposes of evaluating performance of our operating companies, these expenses are excluded from the calculation of operating income.

Margin Improvement Plan

In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, we recorded expense of $12.4 million for employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In 2005, we recorded an additional expense of $8.1 million for employee severance and related benefits of $6.1 million and the modification of 58 sales professionals’ agreements of $2.0 million.

While we are always focused on increasing margins, the 2004/2005 margin improvement plan was unique in its magnitude and that it principally addressed legacy issues from prior acquisitions. Similar future expenses are likely to be prospective and related to new acquisitions and will be captured as integration costs. While there can be no guarantee, we do not expect another margin improvement plan initiative similar in scope to the 2004/2005 plan. However, changes in economic circumstances, such as the loss of material revenues, could cause us to have to incur material similar expenses.

Other Accruals

Other expenses represent significant infrequent and non-recurring expenses included in GAAP net income and operating income, but noteworthy because of their size and nature. We recorded $0.2 and $0.3 million in 2005 and 2004, respectively, for severance costs related to the move of the corporate offices from San Francisco to New York.

Early Extinguishment of Debt

In August 2003, we completed a $155.0 million senior secured credit facility, further described below under “Liquidity and Capital Resources—Long-Term Debt.” The proceeds from borrowings under the credit facility were drawn, in part, to repay all amounts under our previously existing credit facility. As a result of repaying the previously existing credit facility, we recorded an expense of $4.0 million as early extinguishment of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs in the third quarter of 2003. We are currently in the process of refinancing and restructuring our credit facility. If we are successful, we will be required to write off any deferred financing costs related to our current term loan. At December 31, 2005, the balance in deferred financing costs was $2.3 million

Liquidity and Capital Resources

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

We believe that our projected cash flows generated from operations, cash and cash equivalents on hand of $27.3 million and our availability under our revolving credit facility of $28.8 million as of December 31, 2005, should be sufficient to fund our estimated $11.5 million in debt principal repayments, our working capital needs, acquisitions and budgeted $14.7 million in capital expenditures through at least December 31, 2006. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control. Please read our “Risk Factors” in Part I, Item 1A of this report.

Our revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At December 31, 2005, availability under the revolving credit facility was $28.8 million having been reduced by $1.2 million for an outstanding letter of credit.

Cash and cash equivalents at year-end increased (decreased) $24.4 million, $(42.7) million and $27.1 million in 2005, 2004 and 2003, respectively. Net cash provided by continuing operating activities totaled

$61.1 million, $44.4 million and $37.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is principally dependent upon our results of operations and the timing of collection of premiums receivable and payments of premiums payable. Cash provided by operating activities in 2005 was negatively affected by the pay-down of liabilities existing at December 31, 2004 related to our margin improvement plan and by further payments under the plan announced in 2005. Cash provided by operating activities was negatively impacted in 2003 by the pay-down of approximately $13.8 million in liabilities existing at December 31, 2002 in our Corporate segment related to pre-IPO obligations. Net cash (used in) provided by discontinued operating activities was $(5.6) million, $(0.4) million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Working capital increased by $22.9 million to $55.6 million at December 31, 2005, compared to $32.7 million at December 31, 2004, principally due to the generation of cash from operating and financing activities, net of cash used in investing activities, primarily acquisitions.

Net cash used in continuing investing activities totaled $141.8 million, $96.9 million and $21.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $129.5 million, $89.0 million and $18.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Capital expenditures amounted to $10.9 million, $11.1 million and $8.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net effect of cash provided by (used in) discontinued investing activities was $6.2 million, $(0.1) million and $(0.1) million for the years ended December 31, 2005, 2004 and 2003, respectively.

Net cash provided by continuing financing activities totaled $106.5 million, $11.1 million and $12.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005 we increased our existing term loan resulting in gross proceeds of $90.0 million. We also raised $36.2 million from the sale of our common stock as a result of the settlement of the remaining portion of our forward sale agreements where we issued 2,244,000 shares of our common stock, along with stock options and employee stock purchase plan transactions. In addition, we made payments of $22.5 million for debt and repaid the $5.0 million outstanding at December 31, 2004 on our revolving credit facility. During 2004 we drew down a net of $5.0 million on our revolving credit facility ($29.0 million drawn and $24.0 million repaid). We also raised $29.7 million from the issuance of our common stock as a result of a forward sale agreement, by issuing 1,781,000 shares of our common stock, along with stock options and employee stock purchase plan transactions. In 2003, we refinanced our credit facility resulting in gross proceeds from the issuance of debt of $125.0 million and costs paid of $3.8 million. With the proceeds, we paid down our previously existing revolver and term loan of $70.9 million and $27.3 million, respectively, and other acquisition-related debt of $5.0 million. During 2005 and 2004, we repurchased common stock on the open market at a cost of $4.0 million and $3.9 million, respectively. We repurchased no common stock in 2003. Net cash used in discontinued financing activities was $2.1 million, $0.8 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Income from continuing operations was $18.0 million, $16.1 million and $33.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Based on 55,963,311, 48,242,035 and 45,541,484 weighted-average basic shares outstanding, income per share from continuing operations on a basic basis was $0.32, $0.33 and $0.74 for 2005, 2004 and 2003, respectively. Based on 56,639,930, 49,126,642 and 46,028,456 weighted-average diluted shares outstanding for the periods, income per share from continuing operations on a diluted basis was $0.32, $0.33 and $0.73 for 2005, 2004 and 2003, respectively.

Taxes

At December 31, 2005 and 2004, we had state net operating loss and tax credit carry-forwards of approximately $67.0 million and $14.0 million, respectively. Such loss and credit carry-forwards will expire from 2006 to 2025. We have provided a valuation allowance due to the uncertainty of the realization of the deferred tax assets related to the state net operating loss and tax credit carry-forwards.

At December 31, 2003, we had $23.8 million of net operating loss carry-forwards for federal tax purposes that we utilized fully by the third quarter of 2004, becoming a full taxpayer for both federal and state income taxes.

At December 31, 2005, we had federal net operating loss carry-forwards of $37.5 million, comprised of acquired net operating loss carry-forward of $21.0 million and $16.5 million related to a 2005 federal income tax loss.

Our ability to use these net operating loss carry-forwards to offset future taxable income, if any, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The provisions of Section 382 are triggered by specific ownership changes of our stock. We do not believe Section 382 will limit us in utilizing our net operating loss carry-forwards in 2004 and have not assumed any such limitation in our tax provision. However, if limited, the unused portion may then be carried forward to future years. In 2005 and 2004 we paid $4.6 million and $8.3 million, respectively, for state and federal income taxes.

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

We consummated our acquisition of SGP on February 3, 2005. Pursuant to the terms of the registration rights provisions of the Merger Agreement, we have on file with the SEC an effective registration statement to permit the public offering and resale under the Securities Act of 1933, on a continuous basis, shares of our common stock held by the beneficiaries of the merger.

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

Stock Repurchase Plan

On May 10, 2004, we announced that our Board of Directors authorized a limited stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of stock options and warrants, we may, at our discretion, repurchase shares on the open market or in private transactions in order to help offset dilution from our equity compensation plans and previously issued warrants to purchase our common stock. The amount and timing of repurchases will be based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During 2005 we purchased 328,826 shares of our common stock on the open market under the limited stock repurchase plan at an aggregate cost of $3.9 million.

On December 20, 2004, we announced that our Board of Directors authorized an expanded stock repurchase program that permits us to purchase our shares of common stock up to certain limits set forth within our credit facility. We had the capacity to purchase shares valued at up to $9.7 million and $11.0 million in 2005 and 2004, respectively. We did not purchase any shares in 2004. During 2005, we purchased 8,500 shares of our common stock on the open market under the expanded stock repurchase program at a total cost of $0.1 million.

Long-Term Debt

Our debt consists of the following:

	As of December 31,
	2005	2004
	(in thousands)
Senior Credit Facility:
Term loan	$211,512	$123,438
Revolving credit facility	—	5,000
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009 at interest rates from 5% to 8%	21,518	23,073
Other long-term debt, primarily capital leases	3,502	4,813

Total debt	236,532	156,324
Current portion of long-term debt	(11,470)	(11,617)

Long-term debt	$225,062	$144,707

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

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on our credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at our option, at a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At December 31, 2005, availability under the revolving credit facility was $28.8 million, having been reduced $1.2 million for an outstanding letter of credit.

On March 26, 2004, we executed a first amendment to the credit agreement, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004, and paid an amendment fee to Banc of America Securities LLC and J.P. Morgan Securities Inc., the joint lead arrangers. As amended, borrowings under the term loan bear interest, at our option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate for the applicable period, respectively.

The credit agreement has various limitations on acquisitions, including, but not limited to, aggregate cash payments for acquisitions each year, the aggregate amount of total consideration for acquisitions each year and the amount of indebtedness assumed on a given acquisition. In order to proceed with our acquisition strategy, we requested and received a waiver that specifically excludes two significant acquisitions from our credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness. No other covenants were waived or amended.

On January 11, 2005, we received approval from our lending institutions for a second amendment to our credit facility, which allowed for a $90.0 million increase to our existing term loan and a waiver of certain covenant limitations to allow for the acquisition of SGP and an amendment of certain other covenants in our credit agreement.

The credit facility contains various limitations, including limitations on our ability to pay dividends, buy-back our common stock and make other distributions to stockholders, borrowings and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees our obligations under the credit facility. In the third quarter of 2005, we received a waiver from our lending institutions related to the sale of stock of one subsidiary classified in discontinued operations. As of December 31, 2005 we were in compliance with all such covenants.

We maintain ratings on our counterparty credit and bank loan with Standard & Poor’s, Moody’s Investors Services and FitchRatings. Standard & Poor’s has assigned us a BB- rating (with a negative outlook), Fitch a BB- rating and Moody’s Investors Services has rated us a B1.

As of December 31, 2005, we were in compliance with the covenants in our credit facility. The significant financial covenants of our credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	2.27	2.50 maximum
Fixed Charge Coverage Ratio(a)	2.56	2.00 minimum
Stockholders’ Equity(a) (in millions)	$409,981	$343,050 minimum

(a)	As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or sold.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2005:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in thousands)

Credit facility	$211,512	$2,149	$209,363	$—	$—
Other debt and capital lease obligations	25,020	9,321	14,473	1,143	83
Operating lease commitments	77,831	20,382	33,070	16,049	8,330
Variable rate interest obligations	35,615	14,486	21,129	—	—
Fixed rate interest obligations	1,906	1,042	853	11	—
Other	1,350	900	450	—	—

Total	$353,234	$48,280	$279,338	$17,203	$8,413

The table above does not include contingent payables, as the amount and timing of payments cannot be determined, which are described below.

Credit Facility

See discussion above under “Long-Term Debt”.

Other Debt and Capital Lease Obligations

At December 31, 2005 our other debt of $25.0 million consisted primarily of notes payable issued in conjunction with acquisitions. Some of these notes payable may be subject to reduction based on future performance of the respective acquired company to which each of these issuances related. At December 31, 2005, our capital lease obligations of $3.5 million related to purchases of furniture and equipment. In the past, we have used external financing to fund a portion of such purchases and plan on continuing to do so in the future.

Operating Leases

Substantially all of our office space is leased under operating leases. Many of these leases have options permitting renewals for additional periods and provisions for escalations based on an inflation index.

Interest Obligations

At December 31, 2005, we had future interest obligations under fixed rate notes, primarily acquisition related, of $1.9 million.

Of our $236.5 million in long-term debt at December 31, 2005, $215.0 million was subject to variable interest rates, most of which is eligible to be prepaid. The variable interest rate payment projections in the table above assume that interest rates stay fixed at the December 31, 2005 rates and that we do not prepay any long-term debt with variable interest rates.

Other

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when the contingency is resolved. At December 31, 2005, we estimate the future significant contingent purchase price payments to be between $20.2 million and $35.5 million. These payments will be payable in a combination of cash, common stock and debt. These amounts primarily relate to acquisitions and will be reflected on our financial statements as a liability and additional purchase price when the contingency is resolved. We made approximately $5.4 million of contingent purchase price payments in 2005. Please read “Acquisition Strategy” above and Note 2, “Acquisitions” in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

We routinely enter into employment agreements with management and other key employees. Some of these contracts may provide for severance benefits in the event that we terminate the employment relationship without cause. Severance costs are expensed as incurred.

Some of our common stockholders have various put rights that are exercisable upon specific events. Please read Note 7, “Redeemable Securities” to our Consolidated Financial Statements included in Part II, Item 8 of this report.

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

Discontinued Operations

On December 20, 2004, our Board of Directors approved plans to sell, or otherwise dispose of, three operations in our Insurance Brokerage and Specialized Benefits Services segments that either exhibited significant earnings volatility or did not fit with our core business strategy. Additionally, in 2005, we announced plans to sell or otherwise dispose of four additional operations in the Insurance Brokerage segment that exhibited significant earnings volatility or that did not fit with our core business strategy, three of which were acquired in the first quarter of 2005 in the SGP acquisition. As a result of these actions, we recorded impairment charges in 2005 and 2004 of $5.8 million and $9.5 million, respectively, on the goodwill and other intangible assets of some of the operations. The historical results of operations for these entities have been reflected in our financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005, we had consummated the sale of substantially all of the assets of the businesses classified in discontinued operations.

The assets, liabilities and results of operations for these discontinued operations have been disaggregated in our financial statements. Discontinued operations had net (losses) income of $(10.2) million, $(7.8) million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net loss for the years ended December 31, 2005 and 2004 include pre-tax impairment charges of $5.8 million and $9.5 million, respectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $215.0 million of floating rate debt outstanding at December 31, 2005. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt would result in a $2.2 million decrease in income from continuing operations before income tax expense. Except for the previously disclosed forward sale of our common stock and written put options on certain shares of our common stock, we currently do not engage in any derivatives or hedging transactions.

Item 8.    Financial Statements and Supplementary Data

See Financial Statements contained in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005.

There have been no significant changes in the Company’s internal controls over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except as described below.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information relating to the Company required to be in its reports under the Exchange Act.

Internal Controls

As reported in the Company’s Form 10-Q for the quarterly periods ended September 30, 2004, June 30, 2005 and September 30, 2005, as part of management’s review of internal controls in compliance with Sarbanes-Oxley Section 404, management determined the need to enhance field office and corporate controls over the Company’s receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or direct bill receivables. Previously, the Company recorded commissions on direct bill, and the related compensation expenses, on a modified cash-basis, with a corresponding asset and liability recorded on the balance sheet to reflect a reasonable estimate of accrual-basis accounting. Quarterly adjustments to these estimates were historically calculated using a method in each field office and were not applied consistently across all operating companies.

Beginning in the third quarter of 2004, the Company implemented a new system called Captiva, which allows it to calculate and record the receivable and revenue and the related compensation payable and expense for each direct bill policy at the time it is effective. As a result of this process, the Company has obtained additional information as of December 31, 2005 which management has utilized to revise its estimate of the direct bill receivable and related compensation payable. The effect of the change in estimate was a decrease to the Company’s direct bill revenues of $3.7 million and $6.7 million and a reduction in the related producer compensation expense of $0.1 million and $0.6 million, for the three and twelve months ended December 31, 2005, respectively.

As reported in the Company’s Form 10-K for the period ended December 31, 2004, management identified internal control deficiencies, none of which individually were considered material; however, when considered in the aggregate, in management’s judgment, these deficiencies represented a material weakness in internal control over the financial statement close process. The control deficiencies generally related to (i) segregation of duties around receipts and disbursements in the Company’s smaller reporting units, (ii) timely review and approval of account analyses, reconciliations and journal entries, (iii) adequate review of and support for revenue accruals in the Company’s core benefits reporting unit and (iv) a lack of operating effectiveness of detection and monitoring controls over the year-end close process. These deficiencies were manifested in a number of adjustments to the financial statements for the year ended December 31, 2004, including those resulting from a complex reclassification of prior years’ income taxes related to the Company’s decision to discontinue three operations in December 2004. None of the adjustments were material individually or in the aggregate.

In order to immediately address and correct the deficiencies identified above, management took corrective actions, which included: 1) expanding the internal audit department from six employees at December 31, 2004, to the current staff of 14 employees, including the newly created position of Director of Internal Controls, 2) engaging outside professional experts to support management in remediation of certain deficiencies, 3) strengthening the experience and minimum competency requirements for critical accounting and financial reporting positions, 4) enhancing processes and procedures to better document and audit the effectiveness of controls, especially transaction review and monitoring activities, 5) enhancing mandatory training in accounting, internal controls and financial reporting for employees in critical accounting and financial reporting positions and 6) where appropriate, replacing and/or adding experienced personnel to the accounting and financial reporting functions in the Company’s operating and corporate segments to review and monitor transactions, accounting processes and control activities more effectively. Management believes these changes have remediated the deficiencies noted as part of the 2004 year end evaluation.

Management’s Report on Internal Control

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Based on the evaluation for the 2005 fiscal year, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

David L. Eslick Chairman, President and Chief Executive Officer March 10, 2006	Robert S. Schneider Executive Vice President and Chief Financial Officer March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

USI Holdings Corporation

Briarcliff Manor, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that USI Holdings Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

New York, New York

March 10, 2006

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed on or before April 24, 2006, and such information is incorporated herein by reference.

Item 11.    Executive Compensation

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed on or before April 24, 2006, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed on or before April 24, 2006, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed on or before April 24, 2006, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed on or before April 24, 2006, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Listing of Documents.

(1) Financial Statements.

The Company’s Consolidated Financial Statements included in Part II, Item 8 hereof. Please see the Index to Consolidated Financial Statements at Part II, Item 8 of this report.

(2) Financial Statement Schedules.

(3) Exhibits:

Please see the Exhibit Table at the end of this Report.

USI Holdings Corporation

and Subsidiaries

2005 CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

USI Holdings Corporation

Briarcliff Manor, NY

We have audited the accompanying consolidated balance sheets of USI Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USI Holdings Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

New York, New York

March 10, 2006

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$27,289	$2,867
Fiduciary funds–restricted	103,887	99,627
Premiums and commissions receivable, net of allowance for bad debts and cancellations of $7,300 and $4,745, respectively (Note 1)	244,372	200,084
Other	25,048	17,181
Deferred tax asset (Note 10)	14,887	10,210
Current assets held for discontinued operations (Note 17)	4,843	7,534

Total current assets	420,326	337,503

Goodwill (Note 3)	405,490	309,195

Expiration rights (Note 3)	312,382	236,769
Other intangible assets (Note 3)	50,800	45,560
Accumulated amortization	(197,539)	(167,487)

	165,643	114,842
Property and equipment, net (Note 4)	28,475	24,570
Other assets	3,840	3,565
Other assets held for discontinued operations (Note 17)	—	9,713

Total assets	$1,023,774	$799,388

Liabilities and stockholders’ equity
Current liabilities:
Premiums payable to insurance companies	$259,286	$226,746
Accrued expenses	77,120	47,900
Current portion of long-term debt (Note 5)	11,470	11,617
Other	16,829	14,782
Current liabilities held for discontinued operations (Note 17)	—	3,727

Total current liabilities	364,705	304,772

Long-term debt (Note 5)	225,062	144,707
Deferred tax liability (Note 10)	16,237	15,070
Other liabilities	7,789	6,745
Other liabilities held for discontinued operations (Note 17)	—	529

Total liabilities	613,793	471,823

Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity (Note 6):
Common stock–voting–par $.01, 300,000 shares authorized; 58,308 and 51,543 shares issued, respectively	583	515
Additional paid-in capital	672,907	590,251
Accumulated deficit	(246,073)	(253,877)
Less treasury stock at cost, 620 and 283 shares, respectively	(7,965)	(3,943)
Less unearned compensation, restricted stock	(9,471)	(5,381)

Total stockholders’ equity	409,981	327,565

Total liabilities and stockholders’ equity	$1,023,774	$799,388

See notes to consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Commissions and fees	$498,847	$398,512	$334,619
Investment income	3,858	1,378	2,488
Other Income	5,579	3,324	3,894

Total revenues	508,284	403,214	341,001
Expenses:
Compensation and employee benefits expenses	306,769	235,181	192,946
Other operating expenses	115,529	99,100	75,193
Amortization of intangible assets (Notes 1 and 3)	30,549	23,099	20,934
Depreciation (Note 4)	9,655	8,589	9,424
Interest	15,036	8,531	9,712
Early extinguishment of debt (Note 5)	—	—	4,049

Total expenses	477,538	374,500	312,258

Income from continuing operations before income tax expense (benefit)	30,746	28,714	28,743
Income tax expense (benefit) (Note 10)	12,713	12,653	(5,039)

Income from continuing operations	18,033	16,061	33,782
(Loss) income from discontinued operations, net (Note 17)	(10,229)	(7,760)	1,747

Net income	$7,804	$8,301	$35,529

Reconciliation of net income (loss) to net income (loss) available to common stockholders:
Net income	$7,804	$8,301	$35,529

Net income available to common stockholders	$7,804	$8,301	$35,529

Per share data–basic (Note 18):
Income from continuing operations	$0.32	$0.33	$0.74
(Loss) income from discontinued operations, net	(0.18)	(0.16)	0.04

Net income per common share	$0.14	$0.17	$0.78

Per share data–diluted (Note 18):
Income from continuing operations	$0.32	$0.33	$0.73
(Loss) income from discontinued operations, net	(0.18)	(0.16)	0.04

Net income per common share	$0.14	$0.17	$0.77

See notes to consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common stock		Treasury stock		Additional paid-in capital	Unearned comp.	Accum. Deficit	Total stockholders’ equity
	Shares	Par	Shares	Amount
Balance at January 1, 2003	42,440	$424	—	$—	$480,082	$—	$(297,707)	$182,799
Redeemable Common Stock Reclassification	2,208	22	—	—	21,280	—	—	21,302
Common Stock Issued for Acquisitions	1,720	18	—	—	19,923	—	—	19,941
Grant of Restricted Stock for Acquisition	133	1	—	—	1,399	—	—	1,400
Common Stock Issued Under Employee Stock Purchase Plan	97	1	—	—	974	—	—	975
Net Common Stock Issued Under 2002 Equity Incentive Plan	83	1	—	—	915	—	—	916
Net Income	—	—	—	—	—	—	35,529	35,529

Balance at December 31, 2003	46,681	467	—	—	524,573	—	(262,178)	262,862
Common Stock Issued for Acquisitions	2,078	20	—	—	30,396	—	—	30,416
Exercise of Warrants	76	1	—	—	(1)	—	—	—
Unearned Compensation, Restricted Stock	463	5	—	—	5,793	(5,381)	—	417
Common Stock Issued Under Employee Stock Purchase Plan	123	1	—	—	1,347	—	—	1,348
Common Stock Issued Under Equity Forward Contract	1,781	18	—	—	24,213	—	—	24,231
Common Stock Issued Under Employee Stock Option Plan	331	3	—	—	3,780	—	—	3,783
Common Stock Repurchased During the Year	—	—	(283)	(3,943)	—	—	—	(3,943)
Other Stock Issued	10	—	—	—	150	—	—	150
Net Income	—	—	—	—	—	—	8,301	8,301

Balance at December 31, 2004	51,543	515	(283)	(3,943)	590,251	(5,381)	(253,877)	327,565
Common Stock Issued for Acquisitions	3,380	34	—	—	38,210	—	—	38,244
Unearned Compensation, Restricted Stock (less forfeitures)	525	6	—	—	6,205	(4,090)	—	2,121
Common Stock Issued Under Employee Stock Purchase Plan	122	1	—	—	1,249	—	—	1,250
Common Stock Issued Under Equity Forward Contract	2,244	22	—	—	31,503	—	—	31,525
Common Stock Issued Under Employee Stock Option Plan	461	5	—	—	5,060	—	—	5,065
Common Stock Repurchased During the Year	—	—	(337)	(4,022)	—	—	—	(4,022)
Other Stock Issued	33	—	—	—	429	—	—	429
Net Income	—	—	—	—	—	—	7,804	7,804

Balance at December 31, 2005	58,308	$583	(620)	$(7,965)	$672,907	$(9,471)	$(246,073)	$409,981

See notes to consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating Activities
Income from continuing operations	$18,033	$16,061	$33,782
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	30,549	23,099	20,934
Depreciation	9,655	8,589	9,424
Non-cash stock-based compensation	2,579	417	—
Deferred income taxes	8,189	6,170	(9,156)
Gain on disposal of assets	(204)	(349)	—
Provisions for bad debts and policy cancellations	1,022	1,523	1,148
Other non-cash items	2,045	401	3,582
Changes in operating assets and liabilities (net of purchased companies):
Fiduciary funds—restricted	11,977	(2,926)	908
Premiums and commissions receivable	(13,096)	(5,178)	(6,809)
Receivable from sale of discontinued operations	—	—	1,713
Other assets	(5,650)	3,319	(2,009)
Premiums payable to insurance companies	(6,954)	(1,377)	1,041
Accrued expenses and other liabilities	2,991	(5,343)	(16,726)

Net cash provided by continuing operating activities	61,136	44,406	37,832
Net cash (used in) provided by discontinued operating activities (revised, see note 1)	(5,576)	(431)	423

Net Cash Provided by Operating Activities	55,560	43,975	38,255

Investing Activities
Purchases of property and equipment	(10,922)	(11,106)	(8,039)
Proceeds from sale of assets	404	561	179
Cash paid for businesses acquired and related costs	(129,478)	(89,022)	(18,048)
Cash obtained from businesses acquired	(1,755)	2,671	4,946

Net cash used in investing activities	(141,751)	(96,896)	(20,962)
Net cash provided by (used in) discontinued investing activities (revised, see note 1)	6,167	(50)	(72)

Net Cash Used in Investing Activities	(135,584)	(96,946)	(21,034)

Financing Activities
Proceeds from issuance of long-term debt	96,485	30,484	142,699
Payments of long-term debt issuance costs	(786)	(494)	(5,599)
Payments on long-term debt	(22,549)	(43,851)	(126,473)
Gross proceeds from issuance of common and preferred stock	37,404	29,652	1,563
Payments of issuance costs related to common and preferred stock	—	(761)	—
Payments for repurchases of common and preferred stock	(4,022)	(3,943)	—

Net cash provided by continuing financing activities	106,532	11,087	12,190
Net cash used in discontinued financing activities (revised, see note 1)	(2,086)	(820)	(2,329)

Net Cash Provided by Financing Activities	104,446	10,267	9,861

Increase (decrease) in cash and cash equivalents	24,422	(42,704)	27,082
Cash and cash equivalents at beginning of year	2,867	45,571	18,489

Cash and Cash Equivalents at End of Year	$27,289	$2,867	$45,571

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,958	$6,924	$11,191
Cash paid for taxes	$4,557	$8,279	$3,414
Supplemental schedule of non-cash activities:
Common stock issued for acquisitions, primarily intangibles	$28,792	$30,416	$19,941
Long-term debt issued or assumed for acquisitions, primarily intangibles	$34,530	$19,246	$6,730
Common stock issued for reduction in liabilities	$8,173	$1,000	$—
Restricted common stock issued for acquisitions, primarily intangibles	$—	$—	$1,400
Impairment charge on discontinued operations	$5,838	$9,483	$—

See notes to consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2005

(Amounts in Thousands, Except Per Share Data)

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

USI Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, the Company) is a distributor of property and casualty (“P&C”) and employee health and welfare insurance and financial products and related consulting and administrative services primarily to small and mid-sized businesses. The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty P&C insurance, individual and group health, life and disability insurance and retirement services. The Specialized Benefits Services segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-K and Article 3 of Regulation S-X, and include all normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial statements of such periods. The accompanying audited financial statements reflect the Company’s decision to discontinue the operations of two business units in June 2005, three business units in December 2004 and its third-party administration business (USIA) in January 2002, as discussed further in Note 17, “Discontinued Operations.” The consolidated financial statements include the accounts of USI Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

During the third quarter of 2004 management identified immaterial errors in the Company’s receivable and related producer compensation accrual for commission income on premiums billed and collected directly by insurance companies (“direct bill”). These errors related to purchase accounting in prior periods, predominantly affecting goodwill, accounts receivable and accrued liabilities. Accordingly, certain balance sheet adjustments were made in 2004 between goodwill, accounts receivable and accrued liabilities. Management believes that these adjustments were not material to the consolidated balance sheet at December 31, 2004, or to any prior period. Additionally, management identified immaterial errors in direct bill revenue and the related producer compensation expense, some of which related to prior periods. Accordingly, certain adjustments were made in 2004 to commission and fee revenue and compensation expense. Management believes that these adjustments were not material to the Company’s consolidated results of operations for the year ended December 31, 2004, or to any prior period.

Revenue Recognition

The Company’s revenues are derived from commissions, fees and investment income. Investment income for 2005 was $3,858 of which $2,417 was recorded in the Insurance Brokerage segment, $1,439 was recorded in Corporate segment and $2 in Specialized Benefits.

The Company bills and records insurance brokerage commissions on personal and commercial P&C lines billed annually, net of sub-broker commissions, on the later of the effective date of the policy or the billing date, net of an allowance for estimated policy cancellations. On these policies where the Company bills premiums in installments, it records the premiums and related commission income periodically on the later of the effective

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date or billing date of each premium installment. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, the majority of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products, is recorded in the first year the insurance is placed, with the commission income recorded in renewal years being relatively insignificant.

The Company records commission income on its direct bill business on the policy effective date for personal and commercial P&C insurance placements and on the effective date of each installment for employee benefits insurance placements.

As reported in the Company’s Form 10-Q for the quarterly periods ended September 30, 2004, June 30, 2005 and September 30, 2005, as part of the Company’s review of internal controls in compliance with Sarbanes-Oxley Section 404, it determined the need to enhance field office and corporate controls over its receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or direct bill receivables. Beginning in the third quarter of 2004, the Company implemented a new system called Captiva, which allows it to calculate and record receivables and revenue and the related compensation payable and expense for each commercial lines property and casualty direct bill policy at the time it is effective. As a result of this process, the Company has obtained additional information which management has utilized to adjust its estimate of the direct bill receivable and related compensation payable. For the year ended December 31, 2005, the effect of this change in estimate was a decrease to the Company’s direct bill revenues and the related producer compensation expense of $6,667 and $567, respectively, or a net decrease of $6,100 in income from continuing operations before income tax expense.

The Company records contingent commissions when it receives data from the insurance companies that allow the Company to reasonably determine these amounts. The Company is able to reasonably determine these amounts when it receives payment, notification of the amount due from the insurance companies or the insurance policy detail from the insurance companies. The Company receives contingent commissions from insurance companies for achieving specified loss experience and/or account retention and premium volume goals set by the insurance companies for the business placed with them. The Company received revenues from contingent commissions of $25,825, $18,979 and $17,695 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company records fees for consulting and administrative services as billed over the period in which services are rendered.

The Company records fees and/or commissions related to benefit enrollment services when earned. The Company considers the earnings cycle complete when it has substantially completed its obligations under the service contract, it can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment the Company records an estimate of first year fee and/or commission income less an estimate of policy cancellations. The allowance for estimated policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $3,312 and $2,250 at December 31, 2005 and 2004, respectively.

The Company maintains an allowance for bad debts and estimated policy cancellations on its Insurance Brokerage business based on its premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. The Company periodically reviews the adequacy of the allowance and makes adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition and which may have a negative impact on our financial position or results of operations. The allowance for estimated policy cancellations on insurance brokerage business is established through a charge to revenue and the allowance for policy cancellations and was $1,481 and $869 at December 31, 2005 and 2004, respectively. The allowance for bad debts on Insurance Brokerage business was $2,507 and $2,495 at December 31, 2005 and 2004, respectively. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations, which could increase due to changes in economic conditions and/or the Company’s clients’ financial condition.

The Company recognizes investment income as earned.

Earnings per Share

Basic earnings per share (“EPS”) is calculated using income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average number of common shares outstanding is increased under the treasury stock method to include the number of additional common shares that would have been outstanding if all dilutive potential common shares, such as options and warrants, had been exercised.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has followed a consistent methodology based on an estimate of discounted future cash flows derived from acquired client lists and attrition rates to estimate the fair value of the expiration rights and covenants not to compete at the date of acquisition. For acquisitions in excess of $5,000 in purchase price, the Company obtains an independent appraisal of the fair value of intangible assets acquired. Expiration rights are amortized on a straight-line basis over their estimated lives based on historical attrition rates. Covenants not to compete are typically valued at an estimate of fair value using assumptions and projections assuming that no non-compete agreement exists and that the covenanters actively pursued the Company’s clients or employees. Non-compete agreements and restrictive covenants are amortized on a straight-line basis over the terms of the agreements, which range from four to seven years. Goodwill is not subject to amortization. The estimate of both the fair value and useful lives of intangible assets require management’s judgment. If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, the Company may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material impact on its financial position or results of operations.

The Company assesses the recoverability of its goodwill and other long-lived assets at least once a year or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the assets may not be recoverable. The carrying value of goodwill is evaluated at the segment level using an analysis to determine the fair value of the segment using both market valuation data, such as recent transaction multiples of revenue or operating income and present value techniques. Reviews for triggering events are performed at the operating company level, one level below the Company’s segments, and require the use of management’s judgment. Other long-lived assets are evaluated at the operating company level, one level below the Company’s segments, which is its determination of the lowest level of meaningful cash flows. Reviews for triggering events require the use of management’s judgment. Upon identification of a triggering event, the Company performs further analysis using discounted cash flows or other market valuation data to determine if the carrying value of an asset is impaired. Both methods require substantial judgment. If, as a result of an impairment review, the Company finds that the carrying value of an asset is in excess of the fair value, it would be required to take a charge against current earnings.

In December 20, 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in its Insurance Brokerage and Specialized Benefits Services segments that either exhibited significant earnings volatility or did not fit with its core business strategy. As a result of these actions, the Company recorded a pre-tax impairment charge of $9,483 on the goodwill and other intangible assets of one of

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these operations. This impairment charge is included in Discontinued Operations. See Note 17, “Discontinued Operations” for more information. Additionally, in 2005, the Company announced plans to sell or otherwise dispose of four additional operations in the Insurance Brokerage segment that exhibited significant earnings volatility or that did not fit with its core business strategy, three of which were acquired in the first quarter of 2005 with the acquisition of Summit Global Partners (“SGP”). The historical results of operations for these entities have been reflected in the Company’s financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005, the Company had consummated the sale of all businesses classified in discontinued operations.

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

Stock-Based Compensation

SFAS No. 123(R), “Share-Based Compensation Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (collectively, SFAS No. 123R), establishes accounting and disclosure requirements using the fair-value based method of accounting for employee stock-based compensation. SFAS No. 123R encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value as of December 31, 2005. This requirement takes effect for the first fiscal year beginning after June 15, 2005.

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

	Year Ended December 31
	2005	2004	2003
Net income as reported	$7,804	$8,301	$35,529
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,504	235	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,434)	(2,700)	(2,635)

Pro forma net income	$4,874	$5,836	$32,894

Per share data—basic:
As reported	$0.14	$0.17	$0.78

Pro forma	$0.09	$0.12	$0.72

Per share data—diluted:
As reported	$0.14	$0.17	$0.77

Pro forma	$0.09	$0.12	$0.71

The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	4.08%	4.09%	3.55%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor of the Company’s common stock	0.32	0.28	0.27
Weighted-average expected life of option	6 years	6 years	6 years

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

On December 19, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $13.75 per share previously awarded to the Company’s employees, including its executive officers and directors, under the Company’s 2002 Equity Incentive Plan. The acceleration of vesting will be effective for stock options outstanding as of December 16, 2005. Options to purchase approximately 683 shares of common stock or 24% of the Company’s outstanding unvested options are subject to the acceleration, of which options to purchase 89 shares of common stock held by executive officers and directors are subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration is $14.50.

The primary purpose of the acceleration is to eliminate future compensation expense the company would otherwise recognize in its consolidated statements of operations, upon adoption of SFAS No. 123R beginning in the first quarter of 2006. The Company expects the acceleration to reduce its pre-tax stock option compensation expense over the course of the original vesting periods by approximately $2,000.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005 and 2004, the Company granted 631 shares and 463 shares, respectively, of restricted common stock to various corporate and operating company management, as well as to sales professionals. These shares vest according to the table presented below. The restricted common stock grants were recorded as unearned compensation in stockholders’ equity and are being charged to non-cash stock-based compensation expense on a straight-line basis over the vesting period. The Company recognized expense, before taxes, related to the grants of $2,579 and $417 in 2005 and 2004, respectively.

Restricted Common Stock Grants
	2005		2004
Vesting Schedule	Shares granted	Fair value at grant date	Shares granted	Fair value at grant date
4 years at 25% per year	72	$916	153	$2,209
5 years at 20% per year	138	1,606	310	3,589
5 years at 1/3 each year end in years 3, 4 and 5	235	2,730	—	—
3 years at 100% after year 3	146	1,705	—	—
Other vesting arrangements	40	516	—	—

	631	$7,473	463	$5,798

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. See Note 17, “Discontinued Operations” for more information.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cash flow statement has been revised to separately disclose the operating, investing and financing portions of the cash flow attributable to its discontinued operations, which, in prior periods, were reported on a combined basis as a single amount.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company’s adoption of SFAS No. 154 is not expected to affect its financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), “Share Based Payment,” (SFAS No. 123 R). SFAS No. 123 R requires companies to recognize in compensation expense the cost of employee services received in exchange for awards of equity based on the grant date fair value of those awards. SFAS No. 123 R supersedes SFAS No. 123, which allowed companies to choose between expensing such equity awards and disclosing only the pro forma effects of having done so. SFAS No. 123 R is effective as of the first fiscal year beginning after June 15, 2005. The Company estimates the impact of SFAS No. 123R to be approximately $2,732 million of additional expense, before income taxes, in 2006 based on the current number of options outstanding at December 31, 2005. Additionally, the Company will reclassify its balance in “unearned compensation, restricted stock” to additional paid-in capital in the first quarter of 2006. The pro forma effects of having adopted SFAS No. 123 on Net Income (Loss) and related basic and diluted per share amounts are disclosed above under “Stock Based Compensation” for each of the three years ended December 31, 2005, 2004 and 2003, respectively.

2.    Acquisitions

During the twelve-month period ended December 31, 2005, the Company acquired the stock or substantially all of the assets of the following companies in exchange for its common stock, notes and cash. These acquisitions have been accounted for using the purchase accounting method for recording business combinations.

Name and effective date of acquisition	Common shares issued	Common share value	Cash paid/ to be paid	Debt and other liabilities issued/ assumed	Total purchase price
Patterson//Smith Associates (PSA), 2/1/05	177	$2,000	$16,933	$2,000	$20,933
Summit Global Partners (SGP), 2/3/05	2,368	26,547	65,176	28,224	119,947
Richard Cross & Associates (CRO), 9/1/05	—	—	11,715	2,056	13,771
Dascit/White & Winston, Inc. (DWW), 10/3/05	—	—	8,350	750	9,100
Other	19	245	10,277	1,500	12,022

Total	2,564	$28,792	$112,451	$34,530	$175,773

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain acquisitions are structured with contingent purchase price obligations, otherwise referred to as earn-outs. We utilize the contingent purchase price structure in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform at their current profit levels over the relevant future periods, is between $20,241 and $35,458 as of December 31, 2005, with expected payments through 2010. For the year ended December 31, 2005, the Company made such payments of $5,391. Other cash paid related to acquisitions totaled $11,636, which includes purchases of books of business, costs paid in conjunction with the acquisition and cash paid for settlement of acquisition-related accruals. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations. In accordance with GAAP, the Company has not recorded a liability for these items in its balance sheet, as the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that are ultimately paid are likely to be different from these estimates. These obligations change from period to period, primarily as a result of payments made during the current period and changes in the acquired asset’s performance.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations:

	PSA	SGP	CRO	DWW	Other	Total
Current Assets	$7,751	$38,510	$555	$433	$1,052	$48,301
Property and equipment, net	223	1,899	167	—	878	3,167
Other long-term assets	2	709	—	—	—	711
Expiration rights	8,382	49,489	5,443	3,537	5,592	72,443
Covenants not-to-compete	411	4,264	257	265	328	5,525
Goodwill	11,499	70,702	8,632	5,040	6,404	102,277

Total assets acquired	$28,268	$165,573	$15,054	9,275	$14,254	$232,424

Total liabilities assumed, less debt and other liabilities issued/assumed	$7,335	$45,626	$1,283	$175	$2,232	$56,651

Total net assets acquired	$20,933	$119,947	$13,771	$9,100	$12,022	$175,773

Included in liabilities in the table above is $2,712 of acquisition-related expenses. Additionally, in 2005, the Company reduced goodwill and recorded a deferred tax asset in the Corporate segment of $8,043 related to these acquisitions and to other acquisition-related intangible adjustments.

These acquisitions allow the Company to enlarge its footprint in geographic locations where it already has a presence and expand its presence in the employee benefits and retail P&C insurance brokerage services

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

industries. The excess of the purchase price over the estimated fair value of the tangible net assets valued as of the acquisition date was allocated to expiration rights and covenants not-to-compete, with the remaining balance to goodwill, in the amounts of $72,443, $5,525 and $102,277, respectively (of these amounts, $30,412, $1,193 and $38,856, respectively, are expected to be deductible for income tax purposes). Preliminary purchase price allocations are established at the time of the acquisition and are reviewed within the first year of ownership upon completion of an acquired asset valuation or for other required adjustments. The Company is currently in the process of performing asset valuations on several of its 2005 acquisitions. Accordingly, amounts preliminarily allocated to goodwill and other intangible assets may be adjusted upon completion of the valuations. Such amounts may be material and would primarily represent reclassifications between goodwill and other intangible assets and related adjustments to amortization expense.

Expiration rights and covenants not to compete are amortized on a straight-line basis over a weighted-average useful life of 10 years and 7 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. The Company reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of the most recent impairment review, the Company did not note any indicators that would cause a write-off of goodwill in continuing operations. However, the Company did record impairment charges in 2005 and 2004 of $5,838 and $9,483, respectively, on goodwill and other intangible assets in Discontinued Operations (see Note 3, “Goodwill and Other Intangible Assets” and Note 17, “Discontinued Operations”).

The Company’s consolidated financial statements for the year ended December 31, 2005 include the operations of these companies from the date of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2004:

	2005	2004
Total revenues	$530,661	$427,211

Income from continuing operations before income tax expense	32,348	35,340

Net income	8,743	12,224

Net income per share:
Basic	0.15	0.25
Diluted	0.15	0.25

Weighted average shares outstanding:
Basic	56,428	48,896
Diluted	57,153	49,781

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2004, nor are they necessarily indicative of future operating results.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
January 1, 2004	$151,629	$21,930	$40,508	$214,067
Goodwill transferred	13,535	(13,535)	—	—
Goodwill acquisitions/adjustments	60,133	29,187	5,808	95,128

December 31, 2004	225,297	37,582	46,316	309,195
Goodwill acquisitions/adjustments	99,166	6,130	(9,001)	96,295

December 31, 2005	$324,463	$43,712	$37,315	$405,490

Changes in goodwill arise primarily from acquisitions and contingent purchase price payments on previous acquisitions. The Company records contingent purchase price payments as adjustments to goodwill when resolved. Goodwill adjustments may also arise from reclassifications with other intangible assets upon completion of acquisition asset valuations, divestitures and impairments.

The reduction in corporate goodwill in 2005 related to the establishment of a deferred tax asset in association with the acquisition of SGP in the first quarter. In the first quarter of 2004, the Company transferred $13,535 in goodwill from its Specialized Benefits Services segment to its Insurance Brokerage segment (see Note 14, “Segment Reporting”).

In 2005 and 2004, the Company completed its annual impairment test and concluded that the fair value of its net assets from continuing operations, including goodwill, exceeded its carrying value determined on a segment basis; hence no impairment charges were recorded in continuing operations for the years ended December 31, 2005 and 2004, respectively.

In the first quarter of 2005, the Company classified as discontinued operations two operations newly acquired in the SGP acquisition that were determined not to fit with the Company’s core business strategy. In June 2005, the Company approved a plan to sell or otherwise dispose of two additional operations in the Insurance Brokerage segment, one of which was acquired in the first quarter of 2005 in the SGP acquisition, that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. As a result of these actions, the Company classified these entities as discontinued operations. In December 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in the Company’s Insurance Brokerage and Specialized Benefits Services segments that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. As a result of these actions, the Company recorded impairment charges in 2005 and 2004 of $5,838 and $9,483, respectively, on its goodwill and other intangible assets (see Note 17, “Discontinued Operations”).

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s amortizable intangible assets by asset class were as follows at December 31:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average amortization period
2005
Expiration rights	$312,382	$(158,188)	$154,194	10 years
Covenants not-to-compete	48,088	(39,351)	8,737	7 years
Deferred financing costs	2,712	—	2,712	5 years

Total	$363,182	$(197,539)	$165,643

2004
Expiration rights	$236,769	$(130,464)	$106,305	10 years
Covenants not-to-compete	42,501	(37,023)	5,478	7 years
Deferred financing costs	3,059	—	3,059	5 years

Total	$282,329	$(167,487)	$114,842

At December 31, 2005, other intangible assets were comprised of deferred financing costs related to the Company’s credit facility (see Note 5, “Long-Term Debt”). In 2005, 2004 and 2003, the Company charged $1,133, $882 and $1,894 to interest expense for the amortization of these costs.

The amortization expense for amortizable intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $29,580, $26,550, $23,953, $20,148 and $18,603, respectively.

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

4.    Property and Equipment

Property and equipment consisted of the following as of December 31:

	2005	2004
Furniture and equipment	$73,510	$64,628
Leasehold improvements	13,457	10,879

	86,967	75,507
Less accumulated depreciation	(58,492)	(50,937)

Property and equipment, net	$28,475	$24,570

5.    Long-Term Debt

Long-term debt consisted of the following as of December 31:

	2005	2004
Senior Credit Facility:
Term loan	$211,512	$123,438
Revolving credit facility	—	5,000
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2009 at interest rates from 5% to 8%	21,518	23,073
Other long-term debt, primarily capital leases	3,502	4,813

Total debt	236,532	156,324
Current portion of long-term debt	(11,470)	(11,617)

Long-term debt	$225,062	$144,707

Substantially all of the assets of the Company are pledged as collateral against long-term debt.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 26, 2004, the Company executed a first amendment to its credit facility, providing for a 0.5% reduction to the applicable term loan interest rate effective April 1, 2004, and paid an amendment fee to Banc of America Securities LLC and J.P. Morgan Securities Inc., the joint lead arrangers. As amended, borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus 1.5% per annum or the Eurodollar rate plus 2.5% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate for the applicable period, respectively. On March 26, 2004, the Company executed a first waiver to the credit agreement. The credit agreement has various limitations on acquisitions, including, but not limited to, aggregate cash payments for acquisitions each year, the aggregate amount of total consideration for acquisitions each year and the amount of indebtedness assumed on a given acquisition. In order to proceed with the Company’s acquisition strategy the Company requested and received a waiver that specifically excludes two significant acquisitions from its credit facility limitations on aggregate cash payments, aggregate total consideration and assumed indebtedness. No other covenants were waived or amended. The weighted-average interest rate on the term loan was 5.80%, 4.07% and 4.13% for the years ended December 31, 2005, 2004 and 2003, respectively. The interest rate on the term loan was 6.74% and 4.63% at December 31, 2005 and 2004, respectively.

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

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.5% to 2.5% per annum or the Eurodollar rate plus an applicable margin ranging from 2.5% to 3.5% per annum, depending on the Company’s credit ratings as determined by Standard & Poor’s and Moody’s Investors Service credit rating services at the time of borrowing. Borrowings under the term loan bear interest, at our option, at a base rate plus 2.0% per annum or the Eurodollar rate plus 3.0% per annum. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate,

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. There is also a commitment fee on the unused portion of the revolving credit facility of 0.5% per annum. The revolving credit facility may be used for acquisition financing and general corporate purposes. At December 31, 2005, availability under the revolving credit facility was $28,785, having been reduced by $1,215 for an outstanding letter of credit.

The credit facility contains various limitations, including limitations on the payment of dividends, buy-back of the Company’s common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each subsidiary guarantees the Company’s obligations under the credit facility. At December 31, 2005, the Company was in compliance with all such covenants (see Note 6, “Stockholders’ Equity”).

At December 31, 2005, future maturities of long-term debt, including obligations under capital leases, were as follows:

Year	Amount
2006	$11,470
2007	10,398
2008	213,438
2009	1,124
2010	19
Thereafter	83

Total future maturities of debt	$236,532

6.    Stockholders’ Equity

As of December 31, 2005, the authorized capital stock under the Company’s certificate of incorporation was 397,000 shares, of which 300,000 shares were voting common stock, par value $0.01 per share, 10,000 shares were non-voting common stock, par value $0.01 per share, and 87,000 shares were voting preferred stock, par value $0.01 per share.

Common Stock

Voting common stock issued at December 31, 2005 and 2004, was 58,308 shares and 51,543 shares, respectively. Treasury stock held at December 31, 2005 and 2004 was 620 shares and 283 shares, respectively. There were no shares of non-voting common stock issued at December 31, 2005 and 2004.

The Company has never declared nor paid cash dividends on its common stock and presently has no plans to pay any cash dividends on its common stock. Under the Company’s credit facility, it is limited in the amount of dividends it can pay and the shares of its capital stock that can be repurchased. The terms of the credit facility limit any cash dividends to the aggregate amount of: (i) cash received during a fiscal year from the exercise of options to purchase common stock; and (ii) the sum of a designated percentage (0% for 2003; 10% for 2004; 12.5% for 2005; 15% for 2006; 20% for 2007; and 25% for 2008) multiplied by the Company’s consolidated net income plus amortization for the preceding fiscal year plus $5,000.

On May 10, 2004, the Company announced that its Board of Directors authorized a limited stock repurchase plan. Using only proceeds and any related tax benefit amounts from the exercise of stock options and warrants, the Company may at management’s discretion repurchase shares on the open market or in private transactions in

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its voting common stock. The amount and timing of repurchases will be based upon the number of shares of voting common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. In 2005 and 2004, the Company purchased 329 and 283 shares of its voting common stock for $3,928 and $3,943 on the open market under the limited stock repurchase plan, respectively.

On December 20, 2004, the Company announced that its Board of Directors authorized an expanded stock repurchase program that permits it to purchase shares of its common stock up to certain limits set forth within its credit facility. The Company had the capacity under the credit facility to purchase up to $11,125 in 2004, but did not purchase any shares of its common stock pursuant to the expanded stock repurchase plan in 2004. In 2005, the Company purchased 9 shares of its common stock for $93 on the open market under the expanded stock repurchase plan.

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

In April 2004, the Company completed a follow-on public offering under the universal shelf registration statement of 11,230 shares of its common stock at a public offering price of $14.72 per common share. Of those shares, 4,025 shares were sold by the Company via forward sale agreements and 7,205 shares were sold by various selling shareholders. On December 29, 2004, the Company settled a portion of its forward sale agreement by issuing 1,781 shares of its common stock in exchange for proceeds of approximately $25,000. The Company used $20,000 of the proceeds to repay borrowings under its revolving credit facility. On January 30, 2005, the Company settled the remaining portion of its forward sale agreement by issuing 2,244 shares in exchange for proceeds of approximately $31,500.

The Company consummated its acquisition of SGP on February 3, 2005. Pursuant to the terms of the registration rights provisions of the Merger Agreement, the Company has on file with the SEC an effective registration statement to permit the public offering and resale under the Securities Act of 1933, on a continuous basis, shares of its common stock held by the beneficiaries of the merger.

Preferred Stock

At December 31, 2005 and 2004, the Company had no shares of preferred stock issued and outstanding.

Warrants

In September 1999, Series W stockholders were issued 6,250 warrants convertible into shares of Series W preferred stock. As of December 31, 2003, 6,250 warrants were outstanding and exercisable into an aggregate of 2,500 shares of common stock at an exercise price of $15.00 per share.

In the third quarter of 2004, the Company’s largest shareholder, Capital Z Partners, exercised warrants to purchase 1,810 shares of the Company’s stock at a strike price of $15.00 per share. The average of the high and low stock price over the ten trading days prior to exercise, or $15.66 per share, was used to calculate a net share issuance of 76 shares. The remaining warrants to purchase 690 shares of the Company’s stock at $15.00 per share held by parties other than Capital Z Partners expired unexercised in the third quarter of 2004.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Redeemable Securities

Common Stock

Upon consummation of the Company’s Initial Public Offering in 2002 (“IPO”), all redeemable preferred stock, for which the holders still had put rights, was converted to common stock. After the conversion, the holders of the redeemable preferred stock retained the right to put their common stock to the Company upon the occurrence of certain events as described below.

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

On July 1, 2003, in conjunction with the effective date of SFAS No. 150, the Company reviewed the classification of its redeemable common stock and reclassified these shares to common stock and additional paid-in capital. Additionally, the Company separately recognized the fair value of the put rights in liabilities. At December 31, 2005, the Company estimated that the aggregate value of common shares potentially puttable was approximately $2,598.

8.    Employee Benefit Plans

401(k) Plan

The Company maintains a 401(k) Plan covering substantially all employees with at least one month of service. Under the 401(k) Plan, the first 4% of a participant’s contribution will be eligible for a discretionary employer match of $0.75 for each dollar contributed. The maximum employer match is 3% of a participant’s annual compensation.

Following an acquisition, the Company may maintain the existing savings plans of acquired entities for a short period of time. During 2005, 2004 and 2003, a number of such plans were maintained by the Company, all of which have been or will be merged into the Company’s 401(k) Plan.

Company contributions to all 401(k) plans for 2005, 2004 and 2003 were $4,702, $3,852 and $2,802, respectively.

2002 Equity Incentive Plan

The Company’s Board of Directors and a requisite majority of the stockholders approved the 2002 Equity Incentive Plan (EIP) that became effective and replaced the Long-Term Incentive and Share Award Plan with the consummation of the IPO. The Company has reserved up to 10,270 shares of its common stock for issuance under the EIP to directors, executive officers, employees and non-employee contributors.

The EIP provides for the direct award of shares of the Company’s common stock or stock units, the sale of shares of the Company’s common stock and for the grant of options to purchase shares of the Company’s common stock. Options granted under the EIP may be non-qualified or incentive stock options (see Note 9, “Stock Option Plan”).

In 2005 and 2004, the Company granted 631 shares and 463 shares, respectively, of restricted common stock to various corporate and operating company management, as well as to sales professionals. These shares vest according to the table presented below. The restricted common stock grants were recorded as unearned

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation in stockholders’ equity and are being charged to non-cash stock-based compensation expense on a straight-line basis over the vesting period. The Company recognized expense, before taxes, related to the grants of $2,579 and $417 in 2005 and 2004, respectively.

Restricted Common Stock Grants
	2005		2004
Vesting Schedule	Shares granted	Fair value at grant date	Shares granted	Fair value at grant date
4 years at 25% per year	72	$916	153	$2,209
5 years at 20% per year	138	1,606	310	3,589
5 years at 1/3 each year end in years 3, 4 and 5	235	2,730	—	—
3 years at 100% after year 3	146	1,705	—	—
Other vesting arrangements	40	516	—	—

	631	$7,473	463	$5,798

Employee Stock Purchase Plan

The Company adopted the Employee Stock Purchase Plan (ESPP) effective on the consummation of the IPO. The ESPP is intended to promote broad-based employee stock ownership within the Company. The ESPP provides for the purchase of up to 1,600 shares of the Company’s common stock by its employees. The Company may deliver repurchased and/or newly issued shares under this plan. Eligible employees are entitled to purchase the Company’s common stock at a 15% discount, contributing a maximum of 20% of their gross compensation. Shares issued under the plan were 122, 123 and 98 in 2005, 2004 and 2003, respectively. All shares purchased under this plan must be retained for a period of one year.

Non-Qualified Deferred Compensation Plan

In the fourth quarter of 2004, the Company’s Board of Directors approved the creation of a Non-Qualified Deferred Compensation Plan for its eligible employees and non-employee directors to be effective January 1, 2005.

The Plan accepts voluntary contributions from participants. The participant contributions are held in a Rabbi Trust and earn returns based on participant-elected hypothetical investments in various mutual funds offered in the plan. The deferred amounts are invested in Company-owned life insurance policies.

The cash surrender value of $641 at December 31, 2005, related to deferred compensation, is included in other current assets. The liability for the deferred compensation plan of $716 at December 31, 2005, including investment performance, is reported in other current liabilities. The net difference in the asset and liability amounts is reported as an adjustment to operating expense.

There are no employer contributions to the Plan at this time.

9.    Stock Option Plan

As discussed in Note 8, “Employee Benefit Plans,” the Company sponsors the 2002 Equity Incentive Plan.

The Company has granted non-qualified stock options to officers, employees and non-employee directors of the Company and its subsidiaries. The options are primarily granted at the fair value of the underlying shares at the date of grant. Options granted under the non-qualified plan generally become fully exercisable at the end of five years of continued employment. Options expire ten years from the date of grant, or earlier in the event of termination of the employee.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of all of the Company’s stock option activity and related information:

	Shares under option	Weighted average exercise price
January 1, 2003	5,861	$10.00
Granted	399	10.51
Exercised	(88)	9.84
Canceled/Forfeited	(257)	10.01

December 31, 2003	5,915	10.04
Granted	907	14.37
Exercised	(331)	10.01
Canceled/Forfeited	(247)	10.19

December 31, 2004	6,244	10.66
Granted	515	11.59
Exercised	(461)	10.04
Canceled/Forfeited	(598)	11.07

December 31, 2005	5,700	$10.75

Exercisable at end of year	4,584	$10.74

There were 2,644 options available for future grant at December 31, 2005.

On December 19, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $13.75 per share previously awarded to its employees, including its executive officers and directors under the Company’s 2002 Equity Incentive Plan. The acceleration of vesting was effective for stock options outstanding as of December 16, 2005. Options to purchase approximately 683 shares of common stock or 24% of the Company’s outstanding unvested options were subject to the acceleration, of which options to purchase 89 shares of common stock held by executive officers and directors were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was $14.50.

The primary purpose of the acceleration was to eliminate future compensation expense the Company would otherwise recognize in its consolidated statements of operations, upon adoption of SFAS No. 123R beginning in the first quarter of 2006. The Company expects the acceleration to reduce its pre-tax stock option compensation expense over the balance of the vesting periods by approximately $2.0 million.

The following table summarizes stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$ 7.50 – $11.45	4,441	6.9	$10.04	3,770	$10.03
$11.54 – $15.15	1,259	8.6	$13.25	814	$12.73

$ 7.50 – $15.15	5,700	7.2	$10.75	4,584	$10.74

The weighted-average fair value per share of options granted during the year was $4.47, $5.16 and $3.57 for 2005, 2004 and 2003, respectively. The weighted-average contract life of options outstanding at December 31, 2005 and 2004 was approximately 7 and 8 years, respectively.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

For the years ended December 31, the provision (benefit) for income taxes related to continuing operations consisted of the following:

	2005	2004	2003
Current provision:
Federal	$1,347	$2,413	$1,180
State	3,177	4,070	2,937

Total current provision	4,524	6,483	4,117
Deferred tax expense (benefit):
Federal	8,389	6,675	8,192
State	(606)	(19)	169

Total deferred tax expense	7,783	6,656	8,361
Change in valuation allowance	406	(486)	(17,517)

Total income tax expense (benefit)	$12,713	$12,653	$(5,039)

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

Income taxes recorded by the Company related to continuing operations differ from the amounts computed by applying the statutory U.S. federal tax rate to the income (loss) before income taxes. Significant reconciling items were as follows:

	2005		2004		2003
Expected provision	$10,761	35.0%	$10,050	35.0%	$10,070	35.0%
Change in valuation allowance	406	1.3%	(486)	(1.7)%	(17,517)	(60.9)%
State income and capital based taxes, net of federal tax benefit	1,529	5.0%	2,910	10.1%	1,944	6.8%
Non-deductible meals and entertainment	550	1.8%	710	2.5%	553	1.9%
Recovery of income taxes	—	—	(636)	(2.2)%	—	—
Rate change	—	—	—	—	(509)	(1.8)%
Other	(533)	(1.7)%	105	0.4%	420	1.5%

Total income tax (benefit)	$12,713	41.4%	$12,653	44.1%	$(5,039)	(17.5)%

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of temporary differences between the values recorded for financial reporting purposes and values utilized for measurement in accordance with current tax laws. The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) from continuing operations at December 31 were as follows:

	2005	2004
Current deferred tax assets:
Allowance for bad debts and policy cancellations	$1,233	$1,014
Accrued compensation	2,306	3,668
Accrued severance	939	812
Accrued errors and omissions claims	1,753	1,600
Federal net operating loss carry-forwards	6,080	—
Alternative minimum tax credit carry-forward	549	1,015
Deferred rent	954	1,374
Charitable contribution carry-forward	368	—
Other	705	727

Current deferred tax assets	14,887	10,210

Current deferred tax assets	$14,887	$10,210

Non-current deferred tax assets (liabilities):
Intangible assets	$(23,808)	$(16,858)
Retention agreements	921	1,695
Fixed assets	(1,971)	(2,753)
State net operating loss carry-forwards	2,531	741
Deferred rent	226	509
Accrued compensation	2,284	2,050
Federal net operating loss	5,288	—
Other	907	287

Non-current deferred tax liabilities	(13,622)	(14,329)
Valuation allowance	(2,615)	(741)

Net non-current deferred tax liability	$(16,237)	$(15,070)

At December 31, 2004, the Company had utilized all of the federal net operating loss carry-forward for federal tax purposes. At December 31, 2005, the Company had a total net operating loss carry-forward of $37,504, which will expire between 2013 and 2025. As a result of certain 2005 acquisitions, the Company had a pre-acquisition net operating loss carry-forward of approximately $21,022.

The Company had state net operating loss and tax credit carry-forwards of approximately $67,004 and $13,978 at December 31, 2005, and 2004, respectively. Such loss and credit carry-forwards will expire from 2006 to 2025. The Company has provided valuation allowance due to the uncertainty of the realization of the deferred tax assets related to the state net operating loss and tax credit carry-forwards.

11.    Lease Commitments

The Company leases various facilities and equipment under non-cancelable operating leases. These leases generally contain renewal and/or purchase options and escalation clauses. Minimum aggregate rental

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitments at December 31, 2005, under non-cancelable operating leases having an initial term of more than one year, were as follows:

Year	Amount
2006	$20,382
2007	18,278
2008	14,792
2009	9,476
2010	6,573
Thereafter	8,330

Total future minimum lease payments	$77,831

Total rental expense in 2005, 2004 and 2003 was approximately $19,060, $18,518 and $15,193, respectively.

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

13.    Business Concentrations

For the year ended December 31, 2005, approximately 34% of the Company’s revenues were recorded in offices in the states of New York and California. Accordingly, the occurrence of adverse economic conditions or an adverse regulatory climate in New York or California could have a material adverse effect on the Company. However, the Company believes, based on its diversified customer base and product lines within the states in which it operates, that there is minimal risk of a material adverse occurrence due to the concentration of operations in New York and California.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Insurance Brokerage segment offers general and specialty P&C insurance, employee benefit-related insurance, wealth management products, association and other endorsed products, specialty wholesale products and retirement services. The Specialized Benefits Services segment offers enrollment and communication services related to employee benefits and workplace marketing of individual voluntary insurance products. The Corporate segment is responsible for managing the following: corporate management, acquisition processes, sales management, human resources, legal, capital, financial and reporting. Corporate revenues are comprised of interest income.

The following table shows the income (loss) from continuing operations before income taxes for the years ended December 31, 2005, 2004 and 2003:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2005
Revenues	$463,501	$43,263	$1,520	$508,284
Compensation and other operating expenses	354,682	32,417	32,620	419,719
Depreciation and amortization	35,383	3,379	1,442	40,204
Interest expense	1,090	361	13,585	15,036
Non-cash stock-based compensation	2,141	43	395	2,579

Income (loss) from continuing operations before income taxes	$70,205	$7,063	$(46,522)	$30,746

2004
Revenues	$377,238	$25,713	$263	$403,214
Compensation and other operating expenses	284,634	19,688	29,542	333,864
Depreciation and amortization	28,049	1,999	1,640	31,688
Interest expense	1,161	385	6,985	8,531
Non-cash stock-based compensation	204	17	196	417

Income (loss) from continuing operations before income taxes	$63,190	$3,624	$(38,100)	$28,714

2003
Revenues	$322,250	$18,218	$533	$341,001
Compensation and other operating expenses	231,573	16,897	19,669	268,139
Depreciation and amortization	27,010	1,258	2,090	30,358
Interest expense	1,596	408	7,708	9,712
Early extinguishment of debt	—	—	4,049	4,049

Income (loss) from continuing operations before income taxes	$62,071	$(345)	$(32,983)	$28,743

The total assets by segment at December 31 were as follows:

	2005	2004
Segment assets:
Insurance brokerage	$862,485	$645,259
Specialized benefits services	101,423	85,017
Corporate	55,023	51,865

Total assets for use in continuing operations	1,018,931	782,141
Assets held for discontinued operations (Note 17)	4,843	17, 247

Total Assets	$1,023,774	$799,388

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Contingencies

The Company is subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance. Except as qualified by the discussion below, on the basis of present information, anticipated insurance coverage and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.” Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

The resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which would have a material adverse impact on the Company’s consolidated financial results. Due to the uncertainties involved, the Company cannot currently estimate a range of possible loss, if any, from these investigations.

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of the State of New York against Marsh and McLennan Companies, Inc., the Company retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of its operations. Since that time, Akin Gump has assisted the Company in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of the Company’s employees, including corporate management, and is continuing its review of documents. The Company is continuing to review its business and expects that its review will not only address the areas that the regulators are examining, but will also help evaluate where it can make additional operational or business practice changes or improvements.

Since October 2004, the industry’s long-standing contingent commission compensation arrangements have been a focal point of scrutiny by various regulators and, in fact, some of the largest brokers within the industry have abandoned the practice of receiving such contingent commissions. In 2005, the Company received substantially all of its contingent commissions under the arrangements in place for 2004. Additionally, the Company’s carriers, with whom it has historically had contingent arrangements, have entered into 2005 contingent commission agreements in a form and structure generally consistent with prior agreements. Market or other external forces may ultimately cause contingent commission arrangements to cease or be substantively

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructured; however, the Company does expect to receive contingent commissions in 2006 for arrangements established in 2005. The Company’s revenues from contingent and override commissions were $25,825, $18,979 and $17,695 for 2005, 2004 and 2003, respectively.

Industry Class Action Litigation.    The Company has been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. The Company is also a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853, and during April 2005, the Company was served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et ano v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W, with the result that this action has been removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon the Company in May 2005. This action has been removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing on the Company’s part. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings. The Judicial Panel on Multidistrict Litigation has transferred the Palm Tree and Bensley lawsuits to the same court for the same purposes.

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey, the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against the Company based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than the Company. The Company has moved to dismiss the Consolidated MDL Complaints. None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Plaintiffs filed a fourth amended complaint, which the Company believes failed to state any amended claims against the Company, and the Company has filed a motion to dismiss that complaint. On September 5, 2005, the court dismissed all claims against the Company with prejudice. Near North will be able to appeal from this dismissal after a final appealable order is entered by the court. The Company continues to believe that the plaintiffs’ allegations against the Company are without merit and believes the probability of exposure to loss is remote.

16.    Integration Efforts, Margin Improvement Plan and Other Accruals

In the fourth quarter of 2004, the Company announced that its Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, the Company recorded expense of $8,141 and $12,371 in 2005 and 2004, respectively. The 2005 expenses related to employee severance and related benefits for 60 employees of $6,115, the modification of 58 sales professionals’ agreements of $1,979 and facilities closures of $47. The 2004 expenses related to facilities closures of $3,444, employee severance and related benefits for 28 employees of $3,384, the modification of 34 sales professionals’ agreements of $2,893 and service contract termination fees of $2,650. Other accruals represent costs related to the Corporate office move from California to New York, concluded in the fourth quarter of 2005.

The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated employee severance liability	Producer compensation restructuring liability	Terminated office lease costs liability	Contract termination liability	Total
January 1, 2003	$2,262	$1,893	$785	$—	$4,940
Other accruals	396	—	—	—	396
Used in year	(2,149)	(1,620)	(697)	—	(4,466)

December 31, 2003	509	273	88	—	870
Margin improvement plan	3,384	2,893	3,444	2,650	12,371
Other accruals	276	—	—	—	276
Used in year	(492)	(272)	(88)	(2,650)	(3,502)

December 31, 2004	3,677	2,894	3,444	—	10,015
Margin improvement plan	6,115	1,979	47	—	8,141
SGP acquisition compensation	—	8,122	—	—	8,122
Integration expense	8	—	431	18	457
Other accruals	193	—	—	—	193
Used in year	(5,858)	(11,595)	(3,335)	(18)	(20,806)

December 31, 2005	$4,135	$1,400	$587	$—	$6,122

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The employee termination benefits and the future producer compensation restructuring charges reflected above are included in compensation and employee benefits expenses in the accompanying statements of operations. The terminated office lease charges and contract terminations are included in other operating expenses in the accompanying statements of operations. Other accruals primarily represent compensation expense for terminated employees.

Of the $16,913 and $12,647 in expense recorded in 2005 and 2004, respectively, $6,162 and $8,253 related to an exit activity, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table summarizes transactions related to this exit activity:

	Terminated employee severance liability	Terminated office lease costs liability	Contract termination liability	Total
Liability at January 1, 2004	$—	$—	$—	$—
Expense related to exit activity	2,409	3,444	2,400	8,253
Amount paid related to exit activity	(65)	—	(2,400)	(2,465)

Liability at December 31, 2004	2,344	3,444	—	5,788
Expense related to exit activity	6,115	47	—	6,162
Amount paid related to exit activity	(5,548)	(2,982)	—	(8,530)

Liability at December 31, 2005	$2,911	$509	$—	$3,420

Expense related to this exit activity by reportable segment was as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
Expense related to exit activity—2004	$4,915	$—	$3,338	$8,253
Expense related to exit activity—2005	$4,528	$82	$1,552	$6,162

17.    Discontinued Operations

In December 2004, the Company approved plans to sell, or otherwise dispose of, three operations in the Insurance Brokerage and Specialized Benefits Services segments that either exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. Additionally, in 2005, the Company announced plans to sell or otherwise dispose of four additional operations in the Insurance Brokerage segment that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy, three of which were acquired in the first quarter of 2005 in the SGP acquisition. As a result of these actions, the Company recorded impairment charges in 2005 and 2004 of $5,838 and $9,483, respectively, on the goodwill and other intangible assets of some of the operations. The historical results of operations for these entities have been reflected in the Company’s financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005, substantially all of the assets of the businesses in discontinued operations had been sold.

In January 2002, the Company determined that USIA was no longer core to the Company’s mission, vision, or strategy and in April 2002, sold USIA for $19,900 to CBCA Inc. (“CBCA”). The Company received and recorded cash proceeds of $18,200 with the remaining consideration of $1,700 in the form of an account receivable. In connection with the sale, the Company recorded a pre-tax loss of $7,219 in the second quarter of 2002. The Company also received a $13,000 contingent note receivable, which became due in June 2003. The note receivable was contingent upon certain post-closing revenue and other adjustments included in the purchase agreement. The $13,000 note receivable was not recorded by the Company.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2003, the Company received and recorded cash proceeds of $3,250 in connection with the settlement of the $1,700 account receivable and the $13,000 note receivable. As a result of the terms of the settlement and after transaction costs, the Company recorded a gain in discontinued operations of $772 in the third quarter of 2003.

The assets and liabilities of discontinued operations at December 31 were as follows:

	2005	2004
Assets
Cash and cash equivalents	$—	$789
Premiums and commissions receivable	—	6,119
Other current assets	4,843	626

Total Current Assets	4,843	7,534

Intangible assets, net	—	6,504
Property and equipment, net	—	322
Other assets	—	2,887

Total Other Assets	—	9,713

Total Assets	$4,843	$17,247

Liabilities
Premiums payable to insurance companies	$—	$157
Accrued expenses	—	1,437
Current portion of long-term debt	—	2,083
Other current liabilities	—	50

Total Current Liabilities	—	3,727
Total Other Liabilities	—	529

Total Liabilities	$—	$4,256

The results of discontinued operations for the years ended December 31 were as follows:

	2005	2004	2003
Revenues	$3,998	$7,426	$14,577
Expenses
Compensation and employee benefits expenses	4,632	6,129	7,219
Other operating expenses	10,221	3,206	2,777
Amortization of intangible assets	152	1,159	949
Depreciation	70	157	219
Interest	110	262	397
Impairment of long-lived assets	5,838	9,483	—

Total Expenses	21,023	20,396	11,561

(Loss) gain from discontinued operations	(17,025)	(12,970)	3,016
Income tax (benefit) expense	(6,796)	(5,210)	1,269

(Loss) income from discontinued operations	$(10,229)	$(7,760)	$1,747

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
Numerator:
Income from continuing operations	$18,033	$16,061	$33,782
(Loss) income from discontinued operations, net of income tax	(10,229)	(7,760)	1,747

Net income	7,804	8,301	35,529

Numerator for basic and diluted earnings per share–income available to common stockholders	$7,804	$8,301	$35,529

Denominator:
Weighted-average shares outstanding used in calculation of basic earnings per share	55,963	48,242	45,541
Dilutive effect of stock options, RSUs and warrants using treasury stock method	677	885	487

Weighted-average shares outstanding used in calculation of diluted earnings per share	56,640	49,127	46,028

Earnings per share—basic:
Income from continuing operations	$0.32	$0.33	$0.74
(Loss) income from discontinued operations, net of income tax	(0.18)	(0.16)	0.04

Net income	$0.14	$0.17	$0.78

Earnings per share—diluted:
Income from continuing operations	$0.32	$0.33	$0.73
(Loss) income from discontinued operations, net of income tax	(0.18)	(0.16)	0.04

Net income	$0.14	$0.17	$0.77

For each of the years ended December 31, 2004 and 2003, the 2,500 warrants were not included in diluted weighted-average shares outstanding because the effects would have been anti-dilutive. Such warrants were exercised in the third quarter of 2004.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Selected Quarterly Financial Data (Unaudited)

	Three-Month Period Ended
	March 31(3)	June 30	September 30	December 31(2)(3)	Total
2005
Revenues:
Commissions and fees	$121,348	$121,677	$126,205	$135,196	$504,426
Investment income	664	878	1,062	1,254	3,858

Total revenues	$122,012	$122,555	$127,267	$136,450	$508,284

Income from continuing operations	$1,985	$5,293	$5,490	$5,265	$18,033

Per share data—basic:
Income from continuing operations(1)	$0.04	$0.09	$0.10	$0.09	$0.32

Per share data—diluted:
Income from continuing operations(1)	$0.04	$0.09	$0.09	$0.09	$0.32

2004
Revenues:
Commissions and fees	$90,627	$97,679	$102,704	$110,826	$401,836
Investment income	361	286	313	418	1,378

Total revenues	$90,988	$97,965	$103,017	$111,244	$403,214

Income (loss) from continuing operations	$5,425	$5,622	$5,194	$(180)	$16,061

Per share data—basic:
Income (loss) from continuing operations(1)	$0.12	$0.12	$0.11	$0.00	$0.33

Per share data—diluted:
Income (loss) from continuing operations(1)	$0.11	$0.11	$0.10	$0.00	$0.33

(1)	The quarterly earnings per share amounts, when added, may not coincide with the full year earnings per share reported on the Consolidated Statements of Operations due to differences in the computed weighted-average shares outstanding, as well as rounding differences.
(2)	Revenues and income from continuing operations in the fourth quarter are generally higher than the preceding three quarters due primarily to the seasonality of business in the Company’s Specialized Benefits Services segment. As further discussed in Note 16, “Integration Efforts, Margin Improvement Plan and Other Accruals,” the Company recorded $16,913 and $12,647 of expense in 2005 and 2004, respectively.
(3)	Amounts included in the quarters ended December 31, 2004 and March 31, 2005 have not previously been presented net of discontinued operations. December 31, 2004 results include adjustments for discontinued operations of $(1,592) in revenue, $(80) in income from continuing operations, with no effect to per-share data. March 31, 2005 results include adjustments for discontinued operations of $(805) in revenues, $687 in income from continuing operations, $0.02 in per-share income from continuing operations-basic and $0.02 in per-share income from continuing operations-diluted.

20.    Subsequent Events

On January 9, 2006, the Company acquired Mahoney & Associates, an insurance brokerage operation. The aggregate preliminary purchase price of approximately $1,000, consisting of cash, was allocated primarily to expiration rights. This acquisition will be included in the Insurance Brokerage segment.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2006, the Company acquired EBC, Inc., an employment benefits consulting operation. The aggregate preliminary purchase price of approximately $872, consisting of cash, was allocated primarily to expiration rights and other intangible assets. This acquisition will be included in the Insurance Brokerage segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USI HOLDINGS CORPORATION (Registrant)

DATE: March 10, 2006	By:	/s/ DAVID L. ESLICK
	Name: Title:	David L. Eslick Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. ESLICK David L. Eslick	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2006

/s/ ROBERT S. SCHNEIDER Robert S. Schneider	Chief Financial Officer (Principal Financial Officer)	March 10, 2006

/s/ DAVID A. HESS David A. Hess	Vice President, Finance (Principal Accounting Officer)	March 10, 2006

/s/ RICHARD M. HAVERLAND* Richard M. Haverland	Director	March 10, 2006

/s/ THOMAS A. HAYES* Thomas A. Hayes	Director	March 10, 2006

/s/ RONALD E. FRIEDEN* Ronald E. Frieden	Director	March 10, 2006

/s/ L. BEN LYTLE* L. Ben Lytle	Director	March 10, 2006

/s/ ROBERT A. SPASS* Robert A. Spass	Director	March 10, 2006

/s/ ROBERT F. WRIGHT* Robert F. Wright	Director	March 10, 2006

William L. Atwell	Director	March 10, 2006

*/s/ DAVID L. ESLICK Attorney-in-Fact		March 10, 2006

USI HOLDINGS CORPORATION

Exhibit Index

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of USI Holdings Corporation dated May 26, 2005.

3.2*	Amended and Restated By-laws of USI Holdings Corporation.

4.1*	Form of Common Stock Certificate of USI Holdings Corporation.

4.2*	Shareholders’ and Warrantholders’ Agreement among USI Holdings Corporation and the parties signatory thereto dated as of September 17, 1999.

4.3*	Amendment to Shareholders’ and Warrantholders’ Agreement among USI Holdings Corporation and the parties signatory thereto dated as of December 27, 2001.

4.4*	Amendment to Shareholders’ and Warrantholders’ Agreement among USI Holdings Corporation and the parties signatory thereto.

10.1*	Joint Venture Agreement between Maryland Casualty Company and USI of Illinois, Inc. dated as of April 16, 1998.

10.2*(a)	Restated and Amended Employment Agreement between USI Insurance Services Corp. and David L. Eslick dated as of January 22, 2002.

10.3*(a)	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Edward J. Bowler dated as of January 22, 2002.

10.4*(a)	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Ernest J. Newborn, II dated as of January 22, 2002.

10.5*(a)	2000 Management Incentive Program of USI Insurance Services Corp.

10.6*(a)	USI Holdings Corporation 1995 Long Term Incentive and Share Award Plan.

10.7*(a)	USI Holdings Corporation 2002 Equity Incentive Plan.

10.8*(a)	USI Holdings Corporation Employee Stock Purchase Plan.

10.9*(a)	Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of November 1, 2002.

10.10*(a)	Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of November 1, 2002.

10.11*(a)	Amendment to Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of June 2, 2003.

10.12*(a)	Amendment to Employment Agreement between USI Insurance Services Corp. and Edward J. Bowler dated as of June 2, 2003.

10.13*	Credit Agreement among USI Holdings Corporation and Various Lending Institutions, JP Morgan Chase Bank, Bank of America, N.A., Lasalle Bank National Association, Sun Trust Banks, Inc. and Fifth Third Bank dated as of August 11, 2003.

10.14*	First Amendment to Credit Agreement, dated as of March 26, 2004, among USI Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc., the lenders from time to time party thereto, Bank of America N.A. and J.P. Morgan Chase Bank.

10.15*	Second Amendment to Credit Agreement, dated January 11, 2005, among USI Holdings Corporation, J.P. Morgan Securities Inc., JPMorgan Chase Bank N. A. and the lenders from time to time party thereto.

Exhibit No.	Description
10.16*(a)	Form of Restricted Stock Award Notice.

10.17*(a)	Form of Stock Option Award Notice.

10.18*	Agreement and Plan of Merger, dated January 12, 2005, by and among USI Holdings Corporation, SGP Acquisition Sub, Inc., Summit Global Partners, Inc. and certain stockholders of Summit Global Partners, Inc.

10.19*(a)	Separation Agreement, dated as of March 31, 2005, between USI Services Corporation and Thomas E. O’Neil.

10.20*(a)	Amendment to Restated and Amended Employment Agreement, dated April 26, 2005, between USI Services Corporation and David L. Eslick.

10.21(a)	Employment Agreement between USI Insurance Services Corporation and Philip E. Larson, dated as of January 26, 2004.

10.22(a)	Employment Agreement between USI Insurance Services Corporation and Robert Nesbit, dated as of December 15, 2003.

14.1*	USI Holdings Corporation Code of Ethics for Directors and Officers.

21.1	Subsidiaries of USI Holdings Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain Directors of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Furnished herewith.
(a)	Executive compensation plans or arrangements.