Form 10-Q
period 2006-03-31
USI HOLDINGS CORP
filed 2006-05-09
CIK 1102643

                                                                                                                                         0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 1, 2006, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 57,842,938 shares.

USI HOLDINGS CORPORATION

INDEX

		Page No.
Part I. Financial Information

Forward-Looking Statements........................................................................................................................................		1

Item 1.	Financial Statements...................................................................................................................................	2

	Condensed Consolidated Balance Sheets–March 31, 2006 (unaudited) and December 31, 2005.............	2

	Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2006 and March 31, 2005...........................................................................................................................	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and March 31, 2005.....................................................................................................................	4

	Notes to Condensed Consolidated Financial Statements (unaudited)........................................................	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk....................................................................	32

Item 4.	Controls and Procedures.............................................................................................................................	32

Part II. Other Information		33

Item 1.	Legal Proceedings.......................................................................................................................................	33

Item 1A.	Risk Factors................................................................................................................................................	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds....................................................................	33

Item 3.	Defaults Upon Senior Securities.................................................................................................................	33

Item 4.	Submission of Matters to a Vote of Security Holders................................................................................	33

Item 5.	Other Information.......................................................................................................................................	33

Item 6.	Exhibits.......................................................................................................................................................	34

Signatures		35

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission (the “SEC”), press releases or otherwise (use of “we,” “us” and “USI” and variations thereof refers to USI Holdings Corporation and its consolidated subsidiaries). Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of these Acts. Forward-looking statements may include, but are not limited to, discussions concerning revenues, expenses, earnings, cash flow, capital structure, financial losses, as well as market and industry conditions, premium rates, financial markets, interest rates, contingencies and matters relating to our operations and income taxes. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on available current market and industry material, experts’ reports and opinions and long-term trends, as well as management’s expectations concerning future events impacting us.

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

Item 1. Financial Statements

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Per Share Data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 29,073	$ 27,289
Fiduciary funds – restricted	110,258	103,887
Premiums and commissions receivable, net of allowance for bad debts and policy cancellations of $7,362 and $7,300, respectively	218,680	244,372
Other	24,213	25,048
Deferred tax asset	11,827	14,887
Current assets held for discontinued operations	3,489	4,843

Total current assets	397,540	420,326

Goodwill	404,081	405,490

Expiration rights	316,606	312,382
Other intangible assets	49,938	50,800
Accumulated amortization	(205,441)	(197,539)

Expiration rights and other intangible assets, net	161,103	165,643

Property and equipment, net	28,689	28,475
Other assets	3,764	3,840

Total Assets........................................................................................................................................................... .	$ 995,177	$ 1,023,774

Liabilities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies	$ 234,970	$ 259,286
Accrued expenses	69,270	77,120
Current portion of long-term debt	15,757	11,470
Other	10,990	16,829

Total current liabilities	330,987	364,705

Long-term debt	221,469	225,062
Deferred tax liability	15,753	16,237
Other liabilities	6,526	7,789

Total Liabilities......................................................................................................................................................	574,735	613,793

Stockholders’ equity:
Common stock—voting—par $.01, 300,000 shares authorized; 58,547 and 58,308 shares issued, respectively	585	583
Additional paid-in capital	667,098	663,436
Accumulated deficit	(238,353)	(246,073)
Less treasury stock at cost, 683 and 620 shares, respectively	(8,888)	(7,965)

Total Stockholders’ Equity...................................................................................................................................	420,442	409,981

Total Liabilities and Stockholders’ Equity.........................................................................................................	$ 995,177	$ 1,023,774

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenues:
Commissions and fees	$ 114,956	$ 102,505
Contingents and overrides	18,753	18,001
Investment income	1,360	664
Other income	1,559	842

Total Revenues........................................................................................................	136,628	122,012

Expenses:
Compensation and employee benefits expenses	77,009	81,258
Other operating expenses	29,085	25,074
Amortization of intangible assets	7,902	6,753
Depreciation	2,499	2,328
Interest	4,488	3,100
Early extinguishment of debt	2,093	—

Total Expenses.........................................................................................................	123,076	118,513

Income from continuing operations before income tax expense	13,552	3,499
Income tax expense	5,832	1,514

Income from Continuing Operations................................................................	7,720	1,985
Loss from discontinued operations, net	—	(1,010)

Net Income...............................................................................................................	$ 7,720	$ 975

Per Share Data – Basic:
Income from continuing operations	$ 0.14	$ 0.04
Loss from discontinued operations, net	—	(0.02)

Net Income Per Common Share.........................................................................	$ 0.14	$ 0.02

Per Share Data – Diluted:
Income from continuing operations	$ 0.13	$ 0.04
Loss from discontinued operations, net	—	(0.02)

Net Income Per Common Share.........................................................................	$ 0.13	$ 0.02

 See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Income from continuing operations	$ 7,720	$ 1,985
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	7,902	6,753
Depreciation	2,499	2,328
Non-cash stock-based compensation	1,518	318
Provision for (benefit from) deferred income taxes	3,908	(1,061)
Loss on disposal of assets	20	4
Provision for bad debts and policy cancellations	274	1,333
Other non-cash items	2,357	(1,652)
Changes in operating assets and liabilities (net of purchased/divested companies):
Fiduciary funds-restricted	(6,371)	5,044
Premiums and commissions receivable	25,418	39,193
Other assets	911	(1,971)
Premiums payable to insurance companies	(24,316)	(43,035)
Accrued expenses and other liabilities	(15,557)	313

Net cash provided by continuing operating activities	6,283	9,552
Net cash provided by discontinued operating activities	1,354	3,226

Net Cash Provided by Operating Activities	7,637	12,778

Investing Activities
Cash paid for businesses acquired and related costs	(2,948)	(86,602)
Cash obtained from businesses acquired	—	(1,955)
Purchases of property and equipment	(2,743)	(1,014)
Proceeds from sale of assets	—	4

Net cash used in continuing investing activities	(5,691)	(89,567)
Net cash provided by discontinued investing activities	—	2,064

Net Cash Used in Investing Activities	(5,691)	(87,503)

Financing Activities
Proceeds from issuance of long-term debt	214,979	90,000
Payments of long-term debt issuance costs	(1,521)	(777)
Payments of long-term debt	(214,858)	(11,255)
Proceeds from issuance of common stock	2,094	32,753
Payments for repurchases of common stock	(921)	(321)
Gross excess tax benefits from exercise of stock options	65	—

Net cash (used in) provided by continuing financing activities	(162)	110,400
Net cash used in discontinued financing activities	—	(68)

Net Cash (Used in) Provided by Financing Activities	(162)	110,332

Increase in cash and cash equivalents	1,784	35,607
Cash and cash equivalents at beginning of period	27,289	2,867

Cash and Cash Equivalents at End of Period	$ 29,073	$ 38,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 6,148	$ 1,971
Cash paid for taxes	1,295	1,222
Supplemental schedule of non-cash activities:
Common stock issued for acquisitions, primarily intangibles	—	28,547
Debt and other liabilities issued/assumed for acquisitions, primarily intangibles	7	30,223
Common stock issued for reduction in liabilities	—	481

See notes to condensed consolidated financial statements

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

USI Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, “the Company”) is a distributor of property and casualty (“P&C”) and employee health and welfare insurance and financial products and related consulting and administrative services primarily to small and mid-sized business clients and individuals. The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty P&C insurance, individual and group health, life and disability insurance, wealth management products, association and other endorsed products, specialty wholesale products and retirement services. The Specialized Benefits Services segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments that the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect the Company’s decision to discontinue certain of its operations, as discussed further below.  The unaudited condensed consolidated financial statements include the accounts of USI Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.   In order to conform to the current year presentation, amounts formerly reported separately in the equity section for deferred compensation have been reclassified into additional paid-in-capital.

Refer to the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional details of the Company’s financial position, as well as a description of the Company’s significant accounting policies which have been continued without material change, except as discussed herein. The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires companies to recognize in compensation expense the cost of employee services received in exchange for awards of stock options over the vesting period of the award based on the value assigned on the date of grant (see Note 7, “Stock Option Plan”).

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Discontinued Operations

Certain amounts have been reclassified and presented in 2005 as discontinued operations to reflect decisions announced in the fourth quarter of 2004 and in 2005 to sell seven operations that either exhibited significant earnings volatility or that did not fit with the Company’s core business strategy (see Note 5, “Discontinued Operations”). Three of the seven operations were acquired in the first quarter of 2005 in connection with the Summit Global Partners (“SGP”) acquisition.   As of December 31, 2005, substantially all of the assets of the businesses in discontinued operations had been sold.

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
December 31, 2005	$ 324,463	$ 43,712	$ 37,315	$ 405,490
Goodwill acquisitions/adjustments	490	(1,899)	—	(1,409)

March 31, 2006	$ 324,953	$ 41,813	$ 37,315	$ 404,081

Changes in goodwill arise primarily from acquisitions and contingent purchase price payments on previous acquisitions. The Company records contingent purchase price payments as adjustments to goodwill or expiration rights when resolved. Goodwill adjustments may also arise from reclassifications with other intangible assets upon completion of acquisition asset valuations, divestitures and impairments.   The adjustment to goodwill in the Specialized Benefits Services segment for the three months ended March 31, 2006, resulted from refinement of the fair value of expiration rights acquired in the 2005 acquisition of the worksite marketing business of CBIZ, Inc.

The Company’s intangible assets by asset class were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Amortization period
March 31, 2006
Expiration rights	$ 316,606	$ (165,563)	$ 151,043	10 years
Covenants not-to-compete	48,070	(39,878)	8,192	7 years
Other	1,868	—	1,868	5 years

Total	$ 366,544	$ (205,441)	$ 161,103

December 31, 2005
Expiration rights	$ 312,382	$ (158,188)	$ 154,194	10 years
Covenants not-to-compete	48,088	(39,351)	8,737	7 years
Other	2,712	—	2,712	5 years

Total	$ 363,182	$ (197,539)	$ 165,643

Amortization expense for intangible assets was $7,902 and $6,753 for the three months ended March 31, 2006 and 2005, respectively. Amortization expense for intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $30,035, $26,998, $24,430, $20,593 and $19,083, respectively.

At March 31, 2006, other intangible assets were comprised of deferred financing costs related to the Company’s credit facility (see Note 4, “Long-Term Debt”). The Company charged $273 and $278 to interest expense for the amortization of these costs in the three months ended March 31, 2006 and 2005, respectively.   Also, during the three months ended March 31, 2006, the Company expensed $2,093 of its deferred financing costs in connection with the refinancing of its credit facility (see Note 4, “Long-Term Debt”).

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

There were no indicators of possible impairment in the Company’s goodwill and intangible assets during the three-month period ended March 31, 2006. The Company will complete its annual goodwill impairment test as part of its year-end procedures.

3. Acquisitions

During the three-month period ended March 31, 2006, the Company acquired three books of business (expiration rights) in exchange for cash of $1,760 and future contingent consideration.

Certain acquisitions and book of business purchases are structured with contingent purchase price obligations, otherwise referred to as earn-outs. We utilize the contingent purchase price structure in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform at their current profit levels over the relevant measurement periods, is estimated to be between $20,682 and $32,941 as of March 31, 2006 through 2011. For the three months ended March 31, 2006 and 2005, the Company made such payments of $1,180 and $336, respectively. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations. In accordance with GAAP, the Company has not recorded a liability for these items in its balance sheet, as the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the amounts that are ultimately paid are likely to be different from these estimates. These obligations change from period to period, primarily as a result of payments made during the current period and changes in the acquired asset’s performance.

The Company’s consolidated financial statements for the three months ended March 31, 2006 include the results of operations of companies acquired from the date of their respective acquisitions.

4. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Senior credit facility:
Term loan	$ 210,000	$ 211,512
Other debt:
Notes issued in connection with acquisitions, due various dates through 2014 at interest rates from 5% to 8%	20,316	21,518
Other long-term debt, primarily capital leases	6,910	3,502

Total debt	237,226	236,532
Current portion of long-term debt	(15,757)	(11,470)

Long-term debt	$ 221,469	$ 225,062

Substantially all of the assets of the Company and the stock of its subsidiaries are pledged as collateral securing its long-term debt.

On March 24, 2006, the Company entered into a new $285,000 senior secured credit facility. The credit facility is structured as follows: a $75,000 revolving credit facility maturing in 2011, and a $210,000 term loan, payable in quarterly installments of $525 commencing on April 30, 2006. The last quarterly installment of $199,500 is due on March 24, 2011, the maturity date of the term loan. The proceeds from borrowings under the new credit facility were drawn to repay all amounts under the previously existing credit facility. The Company recorded approximately $1,521 in fees and expenses related to the new credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, in connection with this transaction, the Company expensed as an early retirement of debt $2,093 in remaining capitalized financing costs from its previous credit facility.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Both the term loan and the revolving credit facility have an “accordion” feature, which allows the Company to expand its borrowings under each up to $310,000 and $100,000, respectively, without lender approval.  For any increase in borrowings under this accordion feature, the Company will need to show pro forma compliance with all existing covenants and limitations under the credit facility and specific pricing levels on new borrowings would be subject to market conditions and demand from lenders.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 0.75% to 1.25% per annum or the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.25% per annum, based on the Company’s total leverage ratio as defined by the credit facility at the time of borrowing. Borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.00% to 1.25% per annum or the Eurodollar rate plus an applicable margin, ranging from 2.00% to 2.25% per annum, based on the Company’s total leverage ratio as defined by the credit facility at the time of borrowing. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of from 0.375% to 0.500% per annum, based on the Company’s total leverage ratio as defined by the credit facility. The revolving credit facility may be used for acquisition financing and general corporate purposes. At March 31, 2006, availability under the revolving credit facility was $73,785, having been reduced by $1,215 for an outstanding letter of credit.

The credit facility contains various limitations, including limitations on the payment of dividends, repurchase of the Company’s common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, substantially all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each such subsidiary guarantees the Company’s obligations under the credit facility. At March 31, 2006, the Company was in compliance with all such covenants.

The weighted-average interest rate on the term loan for the three months ended March 31, 2006 and 2005 was 7.05% and 5.10%, respectively.  The interest rate on the term loan at March 31, 2006 was 7.07%.

5. Discontinued Operations

In December 2004, the Company approved plans to sell, or otherwise dispose of, three operations in the Insurance Brokerage and Specialized Benefits Services segments that either exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. Additionally, in 2005, the Company announced plans to sell or otherwise dispose of four additional operations in the Insurance Brokerage segment that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy, three of which were acquired in the first quarter of 2005 in the SGP acquisition. The historical results of operations for these entities have been reflected in the Company’s financial statements as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005, substantially all of the assets of the businesses in discontinued operations had been sold.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The assets of discontinued operations consisted of deferred tax assets in the amount of $3,489 and $4,843 as of March 31, 2006 and December 31, 2005, respectively.

The results from discontinued operations for the three months ended March 31, 2005 were as follows:

Revenues	$ 2,900

Expenses
Compensation and employee benefits expenses	1,803
Other operating expenses	2,574
Amortization of intangible assets	123
Depreciation	29
Interest	44

Total expenses	4,573

Loss from discontinued operations	(1,673)
Income tax benefit	(663)

Loss from discontinued operations, net	$ (1,010)

For the three months ended March 31, 2006, the Company recorded expenses of $200, before taxes, related to the development of errors and omissions claims and related legal costs arising from its operations previously classified as discontinued. These amounts are classified in continuing operations, as all of the assets of the operations have been sold and any further activity is not directly related to the sale.

1

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

6. Common Stock

Subject to limits set forth in its credit facility, the Company may, at management’s discretion, repurchase shares on the open market or in private transactions under its stock repurchase plans.  The first such plan was established in 2004 in order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its voting common stock. The amount and timing of repurchases will be based upon the number of shares of voting common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.  During the three-month period ended March 31, 2006, the Company purchased 63 shares of its voting common stock for $923 on the open market under this stock repurchase plan.

The second plan is an expanded stock repurchase program that permits the Company to purchase shares of its common stock up to certain limits set forth within its credit facility.  In 2006, the Company has the capacity to purchase up to $20,000 of its common stock.  The Company made no such purchases of its common stock under the expanded plan during the three-month period ended March 31, 2006.

7.   Stock Option Plan

Effective January 1, 2006, under the modified prospective method, the Company adopted the provisions of SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”).  This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards.  Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 on a pro forma basis only.

For the three months ended March 31, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $823, comprised of $735 related to the expensing of stock options and $88 related to the compensatory nature of the discount given to employees who participate in the employee stock purchase plan.  This incremental expense decreased income from continuing operations before income taxes and net income for the three months ended March 31, 2006 by $823 and $480, respectively. The effect of adopting SFAS No. 123R resulted in a net decrease of $0.01 per share on both basic and diluted EPS for the three months ended March 31, 2006.   Also for the three months ended March 31, 2006, cash flows provided by financing activities increased $65 and cash flows used in operating activities decreased $65, representing the gross excess tax benefits derived from the exercise of stock options.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principals Board Opinion No. 25 to account for its stock-based awards.  The following table details the effect on net income and EPS had compensation expense for the employee stock-based awards been recorded in the first quarter of 2005 based on the fair value method under SFAS No. 123.

Three Months Ended March 31, 2005

Net income, as reported..................................................................................................................	$ 975
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects......................................................................................................................	179
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects....................................................................................	(661)

Pro forma net income.....................................................................................................................	$ 493

EPS – basic and diluted:
As reported................................................................................................................................	$ 0.02

Pro forma...................................................................................................................................	$ 0.01

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The following is a summary of all of the Company’s stock option activity and related information for the three months ended March 31, 2006:

	Shares under option	Weighted-average exercise price per share

January 1, 2006......................................................................	5,700	$ 10.75
Granted..................................................................................	135	14.39
Exercised...............................................................................	(149)	10.12
March 31, 2006......................................................................	5,686	$ 10.85

The weighted-average grant date fair value of options granted for the three months ended March 31, 2006 was $5.07 per share.  No grants were made during the three months ended March 31, 2005.

The total fair value of options exercised during the three months ended, March 31, 2006 and 2005 was $514 and $288, respectively, consisting of 36 and 34 instances of exercise, respectively.  The Company received $1,503 and $841 in gross proceeds from the exercise of stock options for the three months ended March 31, 2006 and 2005, respectively.  The Company realized tax benefits from these exercises of $252 and $32 for the three months ended March 31, 2006 and 2005, respectively.  Net payments made to settle employee stock options for cash totaled $422 and $63 for the three months ended March 31, 2006 and 2005, respectively.  The total fair value of stock options vested in the three-month periods ended March 31, 2006 and 2005 was $343 and $635, respectively.

The following table summarizes information regarding outstanding options as of March 31, 2006:

Number of options outstanding.............................................................	5,686
Weighted-average exercise price..........................................................	$ 10.85
Aggregate fair value..............................................................................	$ 18,106
Weighted-average contractual term remaining.....................................	6.5 years

The fair value of each option award is based on the date of grant using the Black-Scholes option valuation model which uses the assumptions set forth in the table below for the awards granted during the three-month period ended March 31, 2006:

Weighted-average risk-free interest rate	4.6%
Dividend yield	0.0%
Weighted-average volatility factor of the Company’s common stock	24.19%
Weighted-average expected life of option	6 years

No options were granted during the three months ended March 31, 2005.

As of March 31, 2006, it is estimated that there is $3,937 of future stock-based compensation expense for non-vested options.  This amount is to be expensed over a weighted-average period of 2.1 years.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

8. Segment Reporting

The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty P&C insurance, individual and group health, life and disability insurance, wealth management products, association and other endorsed products, specialty wholesale products and retirement services. The Specialized Benefits Services segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

The following table shows the Income (loss) from continuing operations before income taxes for the three months ended March 31, 2006 and 2005:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2006
Revenues.........................................................................................	$ 129,635	$ 6,922	$ 71	$ 136,628
Compensation and other operating expenses	89,958	8,177	6,441	104,576
Depreciation and amortization	9,028	1,033	340	10,401
Interest expense	207	105	4,176	4,488
Early extinguishment of debt..........................................................	—	—	2,093	2,093
Non-cash stock-based compensation	952	41	525	1,518

Income (loss) from continuing operations before income taxes....	$ 29,490	$ (2,434)	$ (13,504)	$ 13,552

2005
Revenues	$ 115,049	$ 6,703	$ 260	$ 122,012
Compensation and other operating expenses	92,018	5,769	8,227	106,014
Depreciation and amortization	7,914	805	362	9,081
Interest expense	288	104	2,708	3,100
Non-cash stock-based compensation	245	7	66	318

Income (loss) from continuing operations before income taxes	$ 14,584	$ 18	$ (11,103)	$ 3,499

9. Contingencies

Since October 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. The Company has received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of the State of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. The Company has also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information. The Company believes the investigations center upon, among other items, allegations of bid rigging, tying arrangements and other fraudulent or unlawful business practices. The Company has cooperated fully with these requests and intends to continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Some of the other insurance brokers and insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some of these matters.  Marsh & McLennan, Aon Corporation, Arthur J. Gallagher & Co., Hilb, Rogal & Hobbs Company (“HRH”) and Willis Group Holdings Ltd., among others, have each entered into agreements with governmental agencies, which collectively involve significant business practice changes and substantial payments by these brokers to agencies and certain of their clients.  While no government agency, including the Attorney General of the State of New York, has made any demands (other than information and/or document requests) on the Company, or filed suit against it, there can be no assurance that their continuing inquiries referenced above will not result in demands upon the Company or suits filed against it, or that the resolution of these matters would not materially harm the Company’s business or have a material adverse impact on its financial condition or results of operations.  Additionally, due to the uncertainties involved, the Company cannot currently estimate a range of possible loss, if any, from these investigations.

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of the State of New York against Marsh and McLennan Companies, Inc., the Company retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of its operations. Since that time, Akin Gump has assisted the Company in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of the Company’s employees, including corporate management, and is continuing its review of documents. The Company is continuing to review its business and expects that the review will not only address the areas that the regulators are examining, but will also help evaluate where the Company can make additional operational or business practice changes or improvements.

Since October 2004, the industry’s long-standing contingent commission agreements have been a focal point of scrutiny by various regulators and, in fact, with the exception of the settlement entered into by HRH, which included an agreement that HRH would discontinue acceptance of only certain types of contingent compensation, the settlement agreements of the other above-referenced brokers provided that these brokers would discontinue acceptance of all contingent commissions.  Moreover, certain insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to accept significant modifications to the circumstances under which they will pay contingent commissions.  These insurance carriers have, in certain cases, also agreed to pay substantial sums, change their business practices and support future legislative efforts to ban the payment and receipt of such commissions.  Although the Company has chosen to make certain related business practice changes, it has not paid any amounts to government authorities and also has not discontinued accepting contingent commissions.  Additionally, although market or other external forces may ultimately cause the Company’s contingent commission agreements to cease or be substantively limited and/or restructured, during the three months ended March 31, 2006, the Company received a substantial majority of the contingent commissions payable under the agreements in place for 2005.  Furthermore, the Company’s carriers, with whom it has historically had contingent arrangements, have entered into 2006 contingent commission agreements in a form and structure generally consistent with prior agreements. Revenues from contingent and override commissions were $18,753 for the three months ended March 31, 2006 and $25,825 and $18,979 for the years ended December 31, 2005 and 2004, respectively.

Industry Class Action Litigation.    The Company has been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. The Company was also named as a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853.  In April 2005, the Company was served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et ano v. Ace,

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W and later removed to the United States District Court for the Middle

District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon the Company in May 2005. This action was removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing on the Company’s part. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings.  Subsequently, the Judicial Panel on Multidistrict Litigation also transferred the Palm Tree and Bensley lawsuits to the same court for the same purposes.

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

The Company believes it has substantial defenses to the claims made in these class action proceedings and intends to defend itself vigorously; however, because the cases are in their early stages, the sufficiency of the complaints has not yet been tested, the plaintiff class has not yet been certified, and only limited discovery has taken place, the Company is unable to provide a reasonable estimate of the range of possible loss attributable to these class action proceedings or the impact they may have on its financial position, the results of operations, or its cash flows (to the extent not covered by insurance). Consequently, the Company has not recorded a loss contingency for any of these lawsuits.

10. Integration Efforts, Margin Improvement Plan and Other Accruals

In the three months ended March 31, 2005, the Company recorded $4,030 in expenses primarily for employee severance and related benefits in connection with the Company’s margin improvement plan.  Also during the three months ended March 31, 2005, the Company recorded expenses of $8,122 related to the restructuring of certain SGP sales professionals’ and executives’ employment agreements.  In exchange for cash and/or restricted stock consideration, existing employment agreements were amended to conform to the Company’s standard compensation structure for sales professionals and regional executives.  No such margin improvement plan or other expenses were recorded in the first quarter of 2006.

The following table summarizes transactions related to the margin improvement plan and acquisition integration costs:

	Terminated employee severance liability	Producer compensation restructuring liability	Terminated office lease costs liability	Total

December 31, 2005.............................	$ 4,135	$ 1,400	$ 587	$ 6,122
Used in year.....................................	(1,405)	(797)	(226)	(2,428)

March 31, 2006...................................	$ 2,730	$ 603	$ 361	$ 3,694

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The following table summarizes transactions related to an exit activity as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” that were recorded in prior years:

	Terminated employee severance liability	Terminated office lease costs liability	Total
Liability at December 31, 2005	$ 2,911	$ 509	$ 3,420
Amount paid related to exit activity	(1,320)	(148)	(1,468)

Liability at March 31, 2006..............................	$ 1,591	$ 361	$ 1,952

11. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2006	2005
Numerator:
Income from continuing operations	$ 7,720	$ 1,985
Loss from discontinued operations, net	—	(1,010)

Numerator for basic EPS-income available to common stockholders	$ 7,720	$ 975

Denominator:
Weighted-average shares outstanding used in calculation of basic EPS	56,799	53,928
Dilutive effect of potential common share issuances using the treasury stock method	993	374

Weighted-average shares outstanding used in calculation of diluted EPS	57,792	54,302

EPS - basic:
Income from continuing operations	$ 0.14	$ 0.04
Loss from discontinued operations, net	—	(0.02)

Net income	$ 0.14	$ 0.02

EPS - diluted:
Income from continuing operations	$ 0.13	$ 0.04
Loss from discontinued operations, net	—	(0.02)

Net income	$ 0.13	$ 0.02

Basic EPS is calculated using income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average number of common shares outstanding is increased under the treasury stock method to include the number of additional common shares that would have been outstanding if dilutive potential common shares, such as options and warrants, had been exercised.

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

Management Overview

Business

We are a distributor of property and casualty (“P&C”) and employee health and welfare insurance and financial products and related consulting and administrative services primarily to small and mid-sized business clients and individuals.  In our role as an insurance intermediary, we may act as an agent on behalf of the insurance companies we represent, or as a broker, working without any particular insurance company affiliation.

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

We have two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. See discussion under “Results of Operations” below.   In 2004 and 2005, we announced our intentions to sell or otherwise dispose of seven operations that did not fit our core business strategy.  Most of these operations were in locations where we did not believe we could grow and were, therefore, geographically undesirable.  We also sold our executive benefits operations, which were subject to legislative risks beyond our control and highly unpredictable revenue and earnings streams.  Substantially all of the assets of these operations had been sold as of December 31, 2005.  We may in the future decide to sell other operations as our business strategy evolves or as we acquire companies with undesirable lines of business or locations.  Read Note 5, “Discontinued Operations” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for more information.

Insurance Industry Investigations and Other Developments

Since October 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. We have received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of the State of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. We have also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information. We believe the investigations center upon, among other items, allegations of bid rigging, tying arrangements and other fraudulent or unlawful business practices. We have cooperated fully with these requests and intend to continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests.

In addition to the state Attorney General investigations described above, a number of state departments of insurance have begun inquiries into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. We have received and responded, or are in the process of responding, to inquiries from insurance regulators in several states.

Some of the other insurance brokers and insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some of these matters.  Marsh & McLennan, Aon Corporation, Arthur J. Gallagher & Co., Hilb, Rogal & Hobbs Company (“HRH”) and Willis Group Holdings Ltd., among others, have each entered into agreements with governmental agencies, which collectively involve significant business practice changes and substantial payments by these brokers to agencies and certain of their clients.  While no government agency, including the Attorney General of the State of New York, has made any demands (other than information and/or document requests) upon us, or filed suit against us, there can be no assurance that their continuing inquiries referenced above will not result in demands upon us or suits filed against us, or that the resolution of these matters would not materially harm our business or have a material adverse impact on our financial condition or results of operations.  Additionally, due to the uncertainties involved, we cannot currently estimate a range of possible loss, if any, from these investigations.

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of the State of New York against Marsh and McLennan Companies, Inc., we retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of our operations. Since that time, Akin Gump has assisted us in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of our employees, including corporate management, and is continuing its review of documents. We are continuing to review our business and expect that our review will not only address the areas that the regulators are examining, but will also help evaluate where we can make additional operational or business practice changes or improvements.

Since October 2004, the industry’s long-standing contingent commission agreements have been a focal point of scrutiny by various regulators and, in fact, with the exception of the settlement entered into by HRH, which included an agreement that HRH would discontinue acceptance of only certain types of contingent compensation, the settlement agreements of the other above-referenced brokers provided that these brokers would discontinue acceptance of all contingent commissions.  Moreover, certain insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to accept significant modifications to the circumstances under which they will pay contingent commissions.  These insurance carriers have, in certain cases, also agreed to pay substantial sums, change their business practices and support future legislative efforts to ban the payment and receipt of such commissions.  Although we have chosen to make certain related business practice changes, we have not paid any amounts to government authorities and we also have not discontinued accepting contingent commissions.  Additionally, although market or other external forces may ultimately cause our contingent commission agreements to cease or be substantively limited and/or restructured, during the three months ended March 31, 2006, we received a substantial majority of the contingent commissions payable under the agreements in place for 2005.  Furthermore, our carriers, with whom we have historically had contingent arrangements, have entered into 2006 contingent commission agreements in a form and structure generally consistent with prior agreements. Revenues from contingent and override commissions were $18.8 million for the three months ended March 31, 2006 and $25.8 million and $19.0 million for 2005 and 2004, respectively.

Industry Class Action Litigation.    We have been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. We were also named as a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853.  In April 2005, we were served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et ano v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W and later removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon us in May 2005. This action was removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing on our part. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings.  Subsequently, the Judicial Panel on Multidistrict Litigation also transferred the Palm Tree and Bensley lawsuits to the same court for the same purposes.

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey, the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against us based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than us. We have moved to dismiss the Consolidated MDL Complaints. None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions.

We believe we have substantial defenses to the claims made in these class action proceedings and intend to defend ourselves vigorously; however, because the cases are in their early stages, the sufficiency of the complaints has not yet been tested, the plaintiff class has not yet been certified, and only limited discovery has taken place, we are unable to provide a reasonable estimate of the range of possible loss attributable to these class action proceedings or the impact they may have on our financial position, the results of operations, or our cash flows (to the extent not covered by insurance). Consequently, we have not recorded a loss contingency for any of these lawsuits.

Market

Property & Casualty

Insurance premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. We use the terms “soft market” and “hard market” to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which negatively affect commissions earned by insurance brokers. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in one of the largest insurance losses in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These trends prompted by the hard market negatively impacted our revenues. The hard market, for many lines of insurance, began to slow in the second half of 2002. By the second half of 2003, premiums in most P&C lines of insurance began to flatten or decrease, with some, such as property, by as much as 20%. In 2004 and through the present time, the soft market has persisted, negatively affecting brokers’ revenue.  Some clients use the savings on insurance premiums to purchase more coverage, somewhat offsetting the negative impact in our commissions due to falling premiums.   The competitive pricing dynamic is consistent throughout all account sizes and most geographic regions, with the workers compensation market in California a notable exception where we have seen premiums decline by as much as 50%. If the soft market persists, our P&C insurance brokerage revenues may continue to be negatively impacted.

The storms which occurred in the third quarter of 2005 in the Gulf Coast and Florida resulted in rising premium rates for property in catastrophe-prone geographic areas.  We have begun to see some positive impact to rates and exposure both from redevelopment efforts in our Florida and Gulf Coast operations.  It is not possible to predict the ultimate affect, if any, of these catastrophic storms on the broader P&C market; however, if the soft market slows, or we see rates increase in some or most lines of coverage, our P&C insurance brokerage revenues may be positively impacted.

Employee Benefits

Premium rates in the health insurance industry have generally realized a consistent upward trend due to increasing health care delivery costs. From 2000 to 2003, however, we believe that the upward trend in health care insurance premiums was somewhat offset by the impact of the economic downturn and its resulting negative impact on business and employment levels at our customers. Additionally, reduced spending by some of our corporate clients has led to benefit cut-backs and lower expenditures on consulting and other fee-based services. Our employee benefits business is most affected by employment levels and by the strength of the economy. Factors such as a tight labor market may increase employers’ spending on benefits; high employment increases the numbers of lives covered within the benefit plans that we broker; and a strong stock market may increase both existing assets under management and new investments. In 2003, we saw the signs of an improving economy, although we did not see the benefits of sustained growing labor ranks or increased spending on benefits reflected in our Health & Welfare revenues as employers continued to mitigate medical cost increases. In 2004, the economy continued to improve with positive growth in employment, which, in the second half of 2004 and through the present, has resulted in growth in our employee benefits revenues. We believe that many employers, however, are still struggling with medical inflation, which may result in continued benefit reductions and cost-shifting to employees, which may serve to reduce insurance premiums or cause participants to opt out of their employers’ plans. This unfavorable dynamic for the benefits brokerage business has led to greater opportunity, however, in our workplace marketing business, which is aided by the trend to defined contribution health care where employees direct their benefit dollars to purchase voluntary benefits a la carte.

Primary Financial Measures

The financial measures that we use to evaluate our performance are:

•

Organic Revenue growth (decline), which excludes the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses during the twelve months following acquisition or divestiture; and

•

Cash earnings per share (“CEPS”), which we define as income from continuing operations plus amortization of intangible assets on a diluted per share basis.  (In 2006 CEPS was adjusted for acquisition integration expenses, non-cash stock-based compensation related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) “Share-Based Payment” and early extinguishment of debt expenses.  In 2005, CEPS was adjusted for expenses related to acquisition integration efforts, the margin improvement plan and other charges.)

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

Management’s Strategic Objectives

Our business strategy is to grow our CEPS each year. We may accomplish this goal through a combination of the following strategies:  (1) organically growing our revenues, (2) improving our margins, (3) completing and integrating accretive acquisitions and (4) repurchasing our common stock.

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

We believe that growing revenues must start with keeping our existing clients.  We emphasize client service and account retention in our company best practices.  Additionally, within our client base we have identified what we call stewardship accounts.  Stewardship accounts are generally our larger accounts and in total comprise approximately one third of our total revenues.  Each account has an annual stewardship plan, which includes periodic client meetings, timely pre-renewal procedures and an annual meeting with an executive client advocate.

We believe that our sales management model is among the most disciplined in our industry.  Sales management begins with each sales professional’s annual plan, which considers renewing business and expectations of new and lost accounts.  Sales professionals are required to use a sales force automation system to track their sales activity, including sold business and prospecting activity.  Each sales professional’s activity is reviewed not less than bi-weekly by local management in formal sales meetings and periodically by Corporate management.

In addition to organic revenue growth, we monitor and manage to a number of different operating statistics related to revenue growth including, but not limited to, sales opportunities by sales professional, cross-selling within our 400 largest accounts, client retention rates and revenue mix by operating company. These metrics are tracked and reported monthly and form the basis of our agenda, among other items, for our monthly meetings with each of our business unit executive management teams.

Margin Improvement

Through 2005, we were focused on increasing margins by restructuring the mix of incentive versus guaranteed compensation, consolidating office space and back-office processes which allowed us to reduce headcount in some locations, standardizing our sales professionals’ compensation formula and terminating certain long-term service contracts. Accordingly, in the fourth quarter of 2004, the Company announced that its Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses and in connection therewith, recorded expense of $12.4 million generated by employee severance, facilities closures, payments to modify sales professionals’ agreements and contract termination charges. In 2005, we recorded an additional $8.1 million of margin improvement plan expenses, generated by employee severance and modifications to sales professionals’ agreements.

In the first quarter of 2005, we recorded $4.1 million in expenses under the margin improvement plan consisting primarily of employee severance and related benefits. Also in the first quarter of 2005 we recorded expense of $8.1 million related to the modification of Summit Global Partners’ (“SGP”) sales professionals’ agreements. We will continue to acquire companies and may incur similar expenses to integrate them into our operating structure and we will continue to streamline our operations, which may result in similar expenses for employee severance or facilities closures. However, there were no such significant expenses in the first quarter of 2006.

As we look at the next opportunity for margin improvement, we are focused on implementing best practices in our insurance operations and lowering the cost of administrative services through the consolidation of data centers and the creation of shared services capabilities. We benchmark all expense categories and work with operating company management to develop and implement remediation plans for business units performing below our standards. We have begun to analyze our operations by departments:  commercial lines, personal lines, benefits and wealth management as a way of further understanding best practices and opportunities for efficiencies.  Additionally, we continue to capitalize on opportunities to leverage our corporate and other fixed costs across a greater revenue base by acquiring “fold-in” and other accretive businesses within our current geographic footprint.

Acquisition Strategy

In most acquisitions, the consideration we pay consists of a combination of cash, seller notes and/or common stock. We also frequently structure our acquisition agreements to include purchase price payments contingent upon reaching specified financial targets, commonly referred to as earn-outs, which are paid in a combination of cash, seller notes and/or common stock and are treated as adjustments to purchase price when the contingency is resolved. Additionally, many of our acquisitions have provisions for reduced consideration based on the failure to meet certain financial targets. All acquisitions greater than $5.0 million in aggregate purchase price require approval of our Board of Directors and, if greater than $10.0 million in aggregate purchase price, also require that we give notice to our bank lenders. Read Note 3, “Acquisitions” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for more information on acquisitions.

We centrally manage our target acquisitions from the point of initial contact through the process of integration within our operations. We only consider transactions that are accretive to our CEPS. All acquisitions are subject to a due diligence process, including an introduction to our culture and business strategy, the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand within our existing geographic footprint of operations to maximize efficiencies and continue to build-out the balanced revenue mix of P&C and employee benefits business; however, we will consider strategic opportunities in new geographies if they are compelling.

During the first quarter of 2006, we acquired three books of business (expiration rights) under asset purchase agreements for $1.8 million.  These purchase agreements include provisions for additional purchase price payments subject to future retained revenues of the purchased book of business.

Quarterly Fluctuations

Our quarterly revenues and Net Income may be volatile. This is attributable to the following:

•

a significant percentage of commissions and fees in our Specialized Benefits Services segment is non-recurring and is largely earned and recorded in the fourth quarter;

•

the timing of certain core benefits, wealth management and enrollment sales with significant first year commissions; and

•

the impact of variations or timing in recording contingent commissions in our Insurance Brokerage segment, primarily in the first and second quarters.

Quarterly fluctuations in revenues and Net Income make our performance less predictable due to our wealth management, core benefits and specialized benefits revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits Services segment, makes comparisons of any period of less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year and divesting volatile non-core business. We continue to focus on strategies that will provide a more predictable revenue stream; however, we cannot predict if we will be successful in these efforts or if market or other changes will result in a similar or greater level of unpredictability.

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

Read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of other significant accounting policies.

Direct Bill Revenue Recognition

We record commission income on premiums billed and collected directly by insurance companies (“direct bill”) on the policy effective date for personal and commercial P&C insurance placements and on the effective date of each installment for employee benefits insurance placements.

As first reported in our Form 10-Q for the quarterly period ended September 30, 2004, as part of our review of internal controls in compliance with Sarbanes-Oxley Section 404, we determined the need to enhance field office and corporate controls over our receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or direct bill receivables. Beginning in the third quarter of 2004 and throughout 2005, we implemented new processes, which now allow us to calculate and record the receivable and revenue and the related compensation payable and expense for each commercial lines P&C direct bill policy at the time it is effective. As a result of these processes, beginning in the second quarter of 2005, we obtained reliable information which management utilized to adjust its estimate of the direct bill receivable and related compensation payable. All such adjustments had been completed as of December 31, 2005.

Allowances for Bad Debts and Policy Cancellations

We maintain an allowance for bad debts and estimated policy cancellations on our Insurance Brokerage business based on our premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowances and make adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition and which may have a negative impact on our financial position or results of operations. The allowance for estimated policy cancellations on insurance brokerage business is established through a charge to revenue and the allowance for bad debts and policy cancellations and was $1.5 million for both the three months ended  March 31, 2006 and the year ended December 31, 2005. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations, which could increase due to changes in economic conditions and/or our clients’ financial condition.

We record fees and/or commissions related to benefit enrollment services when earned.  We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk.  At the completion of an enrollment, we record an estimate of first year fee and/or commission income less an estimate of policy cancellations.  This policy cancellation allowance is based on historical attrition rates by carrier and type of policy.  The allowance for policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $3.3 million for both the three months ended March 31, 2006 and the year ended December 31, 2005.  If our estimate of policy cancellations is too low, we may need to reverse previously recognized enrollment revenues.

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

Business Acquisitions and Purchase Price Allocations

All of our acquisitions have been accounted for using the purchase method, and the net assets and results of operations of the acquired companies were included in our financial statements on their respective acquisition dates. Acquisitions may have provisions for contingent additional consideration if the acquired company achieves financial targets and, conversely, some acquisitions have provisions for a reduction in consideration if the acquired company does not meet targeted financial results. Additional or reduced consideration related to acquisition contingency provisions is reflected as an adjustment to goodwill when the contingency is resolved.

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

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and deferred tax liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carry-forwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our accrued liabilities are smaller than their book bases. Similarly, we have a DTL because the book basis of our goodwill exceeds its tax basis. Carry-forwards primarily include items such as net operating losses, which can be carried forward subject to certain limitations. A summary of the significant DTAs and DTLs relating to our temporary differences and carry-forwards is included in Note 10, “Income Taxes” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

At March 31, 2006, our current DTAs totaled $11.8 million, and our non-current DTLs totaled $15.8 million.  We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for-dollar basis in the year in which any such recognition was to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management’s judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. Except as discussed in “Insurance Industry Investigations and Other Developments,” we do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported financial position and results of operations. We have accrued a liability in accordance with GAAP for our best estimate of the probable cost of the resolution of those claims where our liability is probable and can be reasonably estimated. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. The establishment of reserves for claims and litigation requires management’s judgment. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our financial position and results of operations for any particular quarterly or annual period.   Read Note 9, “Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report and Management Overview, “Insurance Industry Investigations and Other Developments” above.

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

Results of Operations

	For the Three Months Ended March 31,
	2006	2005

	(Dollars in thousands)
Total revenues	$ 136,628	$ 122,012

Expenses:
Compensation and employee benefits expenses	77,009	69,106
Other operating expenses	29,067	25,074
Amortization of intangible assets	7,902	6,753
Interest	4,488	3,100
Depreciation	2,499	2,328
Early extinguishment of debt............................................................................................	2,093	—
Margin improvement plan expenses	—	4,030
Acquisition integration expenses	18	8,122

Total expenses	123,076	118,513

Income from continuing operations, before income tax expense	13,552	3,499
Income tax expense	5,832	1,514

Income from continuing operations	$ 7,720	$ 1,985

	For the Three Months Ended March 31,
	Revenues		Change		Adjustment for net acquired businesses	Organic revenue growth/(decline)
	2006	2005	Amount	Total revenue growth/(decline)
	(Dollars in thousands)
Consolidated
Net commissions and fees – property & casualty	$ 65,320	$ 61,033	$ 4,287	7.0%	$ (4,930)	(1.1)%
Net commissions and fees – benefits	49,636	41,472	8,164	19.7%	(6,297)	4.5%

Total net commissions and fees	114,956	102,505	12,451	12.1%	(11,227)	1.2%
Contingents and overrides	18,753	18,001	752	4.2%	(988)	(1.3)%
Interest and other income	2,919	1,506	1,413	93.8%	(166)	82.8%

Total revenues	$ 136,628	$ 122,012	$ 14,616	12.0%	$ (12,381)	1.8%

Insurance Brokerage
Net commissions and fees – property & casualty	$ 65,320	$ 61,033	$ 4,287	7.0%	$ (4,930)	(1.1) %
Net commissions and fees – benefits	42,715	34,789	7,926	22.8%	(5,528)	6.9%

Total net commissions and fees	108,035	95,822	12,213	12.7%	(10,458)	1.8%
Contingents and overrides	18,753	17,983	770	4.3%	(947)	(1.0) %
Interest and other income	2,847	1,244	1,603	128.9%	(166)	115.5%

Total revenues	$ 129,635	$ 115,049	$ 14,586	12.7%	$ (11,571)	2.6%

Specialized Benefits Services
Net commissions and fees – benefits	$ 6,921	$ 6,683	$ 238	3.6%	$ (769)	(7.9) %
Contingents and overrides	—	18	(18)	—	(41)	(327.8) %
Interest and other income	1	2	(1)	(50.0) %	—	(50.0) %

Total revenues	$ 6,922	$ 6,703	$ 219	3.3%	$ (810)	(8.8)%

Corporate
Interest and other income	$ 71	$ 260	$ (189)	(72.7)%	$ —	(72.7) %

Total revenues	$ 71	$ 260	$ (189)	(72.7) %	$ —	(72.7) %

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

We believe that many analysts and investors regularly rely on non-GAAP financial measures to compare a company’s assessment of its operating profitability against that of its peers. We believe that investors use organic revenue growth (decline) to provide a financial measure by which to compare a company’s internally generated (as opposed to acquired) revenue to that of its peers. Organic revenue growth (decline) may be helpful by eliminating the impact of acquired revenue from total revenues. This financial measure should not be considered as an alternative to other financial measures determined in accordance with GAAP.

Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

Revenues. Of the $14.6 million in revenue growth, $12.4 million was due to acquisitions, net of disposed businesses and $2.2 million was due to organic growth (including contingents, interest and other income).  Organic revenue growth in the first quarter of 2006 continued to be negatively affected by the soft rate environment for many P&C insurance products and positively affected by growth in our benefits business.

Compensation and employee benefits expense. For the three months ended March 31, 2006, the increase was primarily due to the effect of acquisitions.  As a percentage of revenues, compensation and employee benefits expenses were 56.4% for the three months ended March 31, 2006, compared to 56.6% for the three months ended March 31, 2005.  The improvement in Insurance Brokerage and Corporate was mitigated by the increase in Specialized Benefits Services expenses in 2006, compared to the first quarter of 2005.

Other operating expenses. For the three months ended March 31, 2006, the increase was primarily due to the effect of acquisitions, offset somewhat by a net decrease of $1.2 million in costs related to various insurance industry investigations and the implementation of Sarbanes-Oxley Section 404 procedures.  As a percentage of revenues, other operating expenses were 21.3% for the three months ended March 31, 2006, compared to 20.6% for the three months ended March 31, 2005.

Total expenses. The increase in total expenses was due to the items noted above, an increase in early extinguishment of debt of $2.1 million and an increase in interest expense of $1.4 million, offset by a decrease in acquisition integration expense of $8.1 million and a decrease in margin improvement plan expense of $4.0 million.

Income from continuing operations. Comparisons of the three months ended March 31, 2006 to the three months ended March 31, 2005 are affected by the expense and revenue variances noted above.

Our Segments

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

Insurance Brokerage

	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 129,635	$ 14,586	12.7%	$ 115,049
Expenses:
Compensation and employee benefits expenses.......................	68,631	6,249	10.0%	62,382
Non-cash stock-based compensation........................................	952	707	288.6%	245
Other operating expenses..........................................................	21,309	2,191	11.5%	19,118
Amortization of intangible assets.............................................	7,104	1,035	17.1%	6,069
Interest......................................................................................	207	(81)	(28.1)%	288
Depreciation..............................................................................	1,924	79	4.3%	1,845
Margin improvement plan expenses.........................................	—	(2,396)	NM	2,396
Acquisition integration expenses..............................................	18	(8,104)	(99.8)%	8,122

Total expenses..........................................................................	100,145	(320)	(0.3)%	100,465

Income from continuing operations, before income taxes.......	$ 29,490	$ 14,906	102.2%	$ 14,584

 Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

Revenues in the Insurance Brokerage segment increased $14.6 million, or 12.7%, to $129.6 million for the three months ended March 31, 2006, from $115.0 million for the three months ended March 31, 2005. Of the $14.6 million increase in revenues, $11.6 million was the net impact of businesses acquired and divested in the prior twelve months. Organic revenue growth was $3.0 million, or 2.6%, for the quarter. Included in the organic revenue growth of $3.0 million is an increase in benefits revenue and other income of $3.7 million, offset by a decline in P&C revenue of $0.6 million. The negative effect of rate and market conditions in our P&C business contributed to the decline for the quarter. P&C net commissions and fees represented 56.8% and 59.5% of our total consolidated net commissions and fees in the three months ended March 31, 2006 and 2005, respectively, and employee benefits net commissions and fees represented 37.2% and 33.9% of our total consolidated net commissions and fees in the three months ended March 31, 2006 and 2005, respectively.

Total expenses in the Insurance Brokerage segment decreased $0.3 million, or 0.3%, to $100.1 million for the three months ended March 31, 2006 from $100.5 million for the three months ended March 31, 2005. As a percentage of revenues, total expenses were 77.3% for the three months ended March 31, 2006, compared to 87.3% for the three months ended March 31, 2005. The decrease in total expenses for the three months ended March 31, 2006, as a percentage of revenues, was primarily due to $10.5 million in expenses related to our margin improvement plan and acquisition integration efforts recorded in the first quarter of 2005 and a $1.2 million decrease in costs related to Sarbanes-Oxley Section 404 compliance and insurance industry investigations, offset by increased expenses due to acquisitions.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $29.5 million and $14.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase for the three months ended March 31, 2006 is primarily due to the positive affects of acquisitions and our margin improvement plan, as well as the items noted above.

Specialized Benefits Services

	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 6,922	$ 219	3.3%	$ 6,703
Expenses:
Compensation and employee benefits expenses.......................	4,310	976	29.3%	3,334
Non-cash stock-based compensation........................................	41	34	485.7%	7
Other operating expenses..........................................................	3,867	1,514	64.3%	2,353
Amortization of intangible assets.............................................	798	114	16.7%	684
Interest......................................................................................	105	1	1.0%	104
Depreciation..............................................................................	235	114	94.2%	121
Margin improvement plan expenses.........................................	—	(82)	NM	82

Total expenses..........................................................................	9,356	2,671	40.0%	6,685

(Loss) income from continuing operations, before income taxes...........................................................................................	$ (2,434)	$ (2,452)	NM	$ 18

Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

Revenues in the Specialized Benefits Services segment increased $0.2 million, or 3.3%, to $6.9 million for the three months ended March 31, 2006, from $6.7 million for the three months ended March 31, 2005, due to the positive impact of acquisitions of $0.8 million and to an organic revenue decline of $0.6 million. Specialized Benefits Services net commissions and fees represented 6.0% and 6.5% of our total consolidated net commissions and fees for the three months ended March 31, 2006 and 2005, respectively.

Total expenses in the Specialized Benefits Services segment increased $2.7 million, or 40.0%, to $9.4 million for the three months ended March 31, 2006 from $6.7 million for the three months ended March 31, 2005. The increase is primarily due to acquisitions and investments in operating infrastructure to support growth. As a percentage of revenues, total expenses were 135.2% for the three months ended March 31, 2006, compared to 99.7% for the three months ended March 31, 2005. The increase in total expenses, as a percentage of revenues, was primarily due to the timing of enrollment revenues.

Loss from continuing operations before income taxes in the Specialized Benefits Services segment was $2.4 million for the three months ended March 31, 2006. Income from continuing operations in the Specialized Benefits Services segment was negligible for the three months ended March 31, 2005.  The decrease for the three months ended March 31, 2006 was due to the items discussed above.

Corporate

	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 71	$ (189)	(72.7)%	$ 260
Expenses:
Compensation and employee benefits expenses.......................	2,550	(522)	(17.0)%	3,072
Non-cash stock-based compensation........................................	525	459	695.5%	66
Other operating expenses..........................................................	3,891	288	8.0%	3,603
Interest......................................................................................	4,176	1,468	54.2%	2,708
Early extinguishment of debt....................................................	2,093	2,093	NM	—
Depreciation..............................................................................	340	(22)	(6.1)%	362
Margin improvement plan expenses.........................................	—	(1,552)	NM	1,552

Total expenses..........................................................................	13,575	2,212	19.5%	11,363

Loss from continuing operations, before income taxes...........	$ (13,504)	$ (2,401)	21.6%	$ (11,103)

Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

Revenues at the Corporate segment represent interest income.

Total expenses in the Corporate segment increased $2.2 million, or 19.5%, to $13.6 million for the three months ended March 31, 2006, from $11.4 million for the three months ended March 31, 2005. The increase was primarily due to a charge for early extinguishment of debt of $2.1 million, a $1.5 million increase in interest expense due to increased borrowings at higher rates, offset by a decrease in margin improvement plan expenses of $1.6 million and a $0.5 million decrease in compensation and employee benefits expenses due primarily to lower incentive compensation. As a percentage of consolidated revenues, total Corporate expenses were 9.9% and 9.3% in the three months ended March 31, 2006 and 2005, respectively.

Loss from continuing operations before income taxes in the Corporate segment was $13.5 million and $11.1 million for the three months ended March 31, 2006 and 2005, respectively. The increased loss in 2006 was primarily due to the expenses noted above.

Liquidity and Capital Resources

Our debt consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Senior Credit Facility:
Term loan	$ 210,000	$ 211,512
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2014	20,316	21,518
Other long-term debt, primarily capital leases	6,910	3,502

Total debt	237,226	236,532
Current portion of long-term debt	(15,757)	(11,470)

Long-term debt	$ 221,469	$ 225,062

On March 24, 2006, we entered into a new $285.0 million senior secured credit facility. The credit facility is structured as follows: a $75.0 million revolving credit facility maturing in 2011, and a $210.0 million term loan, payable in quarterly installments of $0.5 million commencing on April 30, 2006. The last quarterly installment of $199.5 million is due on March 24, 2011, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to repay all amounts under the previously existing credit facility. We recorded approximately $1.5 million in fees and expenses related to the new credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, in connection with this transaction, we expensed as an early retirement of debt $2.1 million in remaining capitalized financing costs from our previous credit facility.

Both the term loan and the revolving credit facility have an “accordion” feature, which allows us to expand our borrowings under each up to $310.0 million and $100.0 million, respectively, without lender approval.  For any increase in borrowings under this accordion feature, we will need to show pro forma compliance with all existing covenants and limitations under the credit facility and specific pricing levels on new borrowings would be subject to market conditions and demand from lenders.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 0.75% to 1.25% per annum or the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.25% per annum, based on our total leverage ratio as defined by the credit facility at the time of borrowing. Borrowings under the term loan bear interest, at our option, at a base rate plus an applicable margin ranging from 1.00% to 1.25% per annum or the Eurodollar rate plus an applicable margin, ranging from 2.00% to 2.25% per annum, based on our total leverage ratio as defined by the credit facility at the time of borrowing. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of from 0.375% to 0.500% per annum, based on our total leverage ratio as defined by the credit facility. The revolving credit facility may be used for acquisition financing and general corporate purposes. At March 31, 2006, availability under the revolving credit facility was $73.8 million, having been reduced by $1.2 million for an outstanding letter of credit.

The credit facility contains various limitations, including limitations on the payment of dividends, repurchase of our common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, substantially all of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility and each such subsidiary guarantees our obligations under the credit facility. At March 31, 2006, we were in compliance with all such covenants.

The significant financial covenants of our credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	2.04	3.00 maximum
Fixed Charge Coverage Ratio(a)	3.70	2.00 minimum

(a)

As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or divested.

The weighted-average interest rate on the term loan for the three months ended March 31, 2006 and 2005 was 7.05% and 5.10%, respectively.  The interest rate on the term loan at March 31, 2006 was 7.07%.

Working capital increased by $11.0 million to $66.6 million at March 31, 2006, compared to $55.6 million at December 31, 2005, primarily due to the receipt of cash through collections and payments made in the course of business.

We maintain ratings on our counterparty credit and bank loan with Standard & Poor’s, Moody’s Investors Services and Fitch Ratings.  Standard & Poor’s has assigned us a BB- rating (with a negative outlook), Fitch a BB- rating and Moody’s Investors Services has rated us a B1.

We believe that our projected cash flows generated from operations, cash and cash equivalents on hand of $29.1 million and availability under our revolving credit facility of $73.8 million as of March 31, 2006, are sufficient to fund our estimated $10.7 million in debt principal repayments, our working capital needs, acquisitions and estimated $14.0 million in capital expenditures through at least March 31, 2007. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Cash and cash equivalents increased by $1.8 million and $35.6 million for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by operating activities totaled $7.6 million and $12.8 million for the three months ended March 31, 2006 and 2005, respectively, and is principally dependent upon the timing of collection of premiums receivable and payments of premiums payable. The net effect of discontinued operations was an increase in cash flow from operating activities of $1.4 million for the three months ended March 31, 2006, compared to a decrease in cash flow of $3.2 million in the comparable prior year period.

Net cash used in investing activities totaled $5.7 million and $87.5 million for the three months ended March 31, 2006 and 2005, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $2.9 million and $86.6 million for the three months ended March 31, 2006 and 2005, respectively. The $2.9 million for the three months ended March 31, 2006, related to the acquisition of three books of business and contingent payments on earlier acquisitions. The $86.6 million for the three months ended March 31, 2005, primarily included the SGP and Patterson//Smith acquisitions. The payment of additional purchase price and retention-based acquisition payments is included in the preceding amounts for the three months ended March 31, 2006 and 2005. Capital expenditures amounted to $2.7 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. Proceeds from discontinued investing activity operations were $2.1 million for the three-months ended March 31, 2005.   There were no discontinued investing cash flows in 2006.

Net cash (used in) provided by financing activities totaled $(0.2) million and $110.3 million for the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, we refinanced debt of $210.0 million, took on additional long-term debt of $5.0 million, made payments of $4.9 million for debt and paid $1.5 million for debt issuance costs. In the three months ended March 31, 2005, we made payments of $11.3 million for debt and $0.8 million for debt issuance costs.  We raised $2.1 million in equity from the sale of our common stock as a result of stock options exercised and employee stock purchase plan transactions for the three months ended March 31, 2006. For the three months ended March 31, 2005, we raised $32.8 million in equity from the settlement of our forward sale agreement and from stock options and employee stock purchase plan transactions.  The net effect of discontinued operations on financing activities was a reduction in cash flow of $0.1 million for the three months ended March 31, 2005.  There were no discontinued financing activities in 2006.

Net income per share, on a diluted basis, was $0.13 and $0.04 for the three months ended March 31, 2006 and 2005, respectively. These amounts are based on approximately 57,792 and 54,302 weighted-average shares outstanding as of March 31, 2006 and 2005, respectively. The increase was primarily due to a decrease in acquisition integration expense of $8.1 million, a decrease in margin improvement plan expense of $4.1 million and the positive impact of acquisitions and our margin improvement plan. Additionally, at March 31, 2006 as compared to March 31, 2005, our weighted-average shares outstanding increased due to share issuances for acquisitions and employee incentives, net of share repurchases.

Contractual Obligations

The table below summarizes our indebtedness and lease commitments as of March 31, 2006:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in thousands)

Credit facility	$ 210,000	$ 2,100	$ 4,200	$ 4,200	$ 199,500
Other debt and capital lease obligations	27,226	13,657	13,451	37	81
Operating lease commitments	78,770	19,617	31,639	18,392	9,122
Variable rate interest obligations	76,378	15,753	30,704	29,921	—
Fixed rate interest obligations	1,613	935	666	12	—
Other	1,125	900	225	—	—

Total	$ 395,112	$ 52,962	$ 80,885	$ 52,562	$ 208,703

Credit Facility

See discussion above under “Liquidity and Capital Reserves.”

Other Debt and Capital Lease Obligations

At March 31, 2006 our other debt and capital lease obligations of $27.2 million consisted primarily of notes payable issued in conjunction with acquisitions. Some of these notes payable may be subject to reduction based on future performance of the respective acquired company to which each of these issuances related. At March 31, 2006, our capital lease obligations of $2.8 million related to purchases of furniture and equipment. In the past, we have used external financing to fund a portion of such purchases and plan to continue to do so in the future.

Operating Leases

Substantially all of our office space is leased under operating leases. Many of these leases have options permitting renewals for additional periods and provisions for escalations based on an inflation index.

Interest Obligations

At March 31, 2006, we had future interest obligations under fixed rate notes, primarily acquisition related, of $1.6 million.

Of our $221.5 million in long-term debt at March 31, 2006, $210.0 million was subject to variable interest rates, most of which is eligible to be prepaid. The variable interest rate payment projections in the table above assume that interest rates stay fixed at the March 31, 2006 rates and that we do not prepay any long-term debt with variable interest rates.

Other

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when the contingency is resolved. At March 31, 2006, we estimate the future significant contingent purchase price payments to be between $20.7 million and $32.9 million. These payments will be payable in a combination of cash, common stock and debt. These amounts primarily relate to acquisitions and will be reflected on our financial statements as a liability and additional purchase price when the contingency is resolved. Approximately $10.3 million of the contingent purchase price payments are projected to be paid through December 31, 2006. Read Note 3, “Acquisitions” in our notes to condensed consolidated financial statements included herein.

We routinely enter into employment agreements with management and other key employees. Some of these contracts may provide for severance benefits in the event that we terminate the employment relationship without cause. Severance costs are expensed as incurred.

Off-Balance Sheet Commitments

We have one letter of credit in the amount of $1.2 million established as collateral for our workers’ compensation insurance program. Letters of credit which are outstanding reduce the borrowing availability under our revolving credit facility. The letter of credit referred to automatically renews annually on the anniversary date of issuance with a final expiration five business days prior to March 24, 2011, the maturity date of our revolving credit facility. Such off-balance sheet commitments are historically immaterial and we do not anticipate an increase in their importance to us in terms of liquidity or other benefits.

New Accounting Pronouncements

Read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion on the impact of the adoption of new accounting pronouncements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $212.8 million of floating rate debt outstanding at March 31, 2006. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $2.1 million annual decrease in income from continuing operations before income tax expense. Except for the previously disclosed forward sale of our common stock, we currently do not engage in any derivatives or hedging transactions.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information relating to the Company required to be in its reports under the Exchange Act.

Changes in internal controls over financial reporting

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  The Management’s Report on Internal Control is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

There have been no significant changes in our internal controls over financial reporting during the three-month period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

USI HOLDINGS CORPORATION

Item 1. Legal Proceedings

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business.  These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance.  Except as qualified by the discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Insurance Industry Investigations and Other Developments” and “Industry Class Action Litigation” and which is incorporated herein by reference, on the basis of present information, anticipated insurance coverage and advice received from counsel, it is management’s opinion that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on our consolidated financial position or results of operations.  Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.”  Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2005, which could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Plan Category	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs*	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2006 through January 31, 2006	—	—	—	*
February 1, 2006 through February 28, 2006	—	—	—	*
March 1, 2006 through March 31, 2006	63,492	$ 14.50	63,492	*

Total	63,492		63,492

•

The Limited Stock Repurchase Plan was announced on May 10, 2004, under which our Board of Directors approved the use of proceeds, and tax-related benefit amounts, from stock option and warrant exercises to repurchase common stock.  The dollar amount approved for repurchases is based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.  Additionally, our Board of Directors authorized an expanded stock repurchase program that permits us to purchase shares of our common stock up to certain limits set forth within our credit facility.  In the first quarter of 2006, no shares were purchased under the expanded stock repurchase program.  We have the capacity under our credit facility to purchase up to $20.0 million of our common stock during 2006.

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

USI HOLDINGS CORPORATION
(Registrant)

DATE: May 8, 2006	BY:	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Executive Vice President and Chief Financial Officer

USI HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.