Form 10-Q
period 2006-06-30
USI HOLDINGS CORP
filed 2006-08-08
CIK 1102643

                                                                                                                                         0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 2, 2006, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 58,087,763 shares.

USI HOLDINGS CORPORATION

INDEX

		Page No.
Part I. Financial Information

Forward-Looking Statements........................................................................................................................................		1

Item 1.	Financial Statements...................................................................................................................................	2

	Condensed Consolidated Balance Sheets–June 30, 2006 (unaudited) and December 31, 2005................	2

	Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2006 and June 30, 2005................................................................................................................	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2006 and June 30, 2005..............................................................................................................................	4

	Notes to Condensed Consolidated Financial Statements (unaudited)........................................................	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk....................................................................	41

Item 4.	Controls and Procedures.............................................................................................................................	41

Part II. Other Information		42

Item 1.	Legal Proceedings.......................................................................................................................................	42

Item 1A.	Risk Factors................................................................................................................................................	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds....................................................................	42

Item 3.	Defaults Upon Senior Securities.................................................................................................................	42

Item 4.	Submission of Matters to a Vote of Security Holders................................................................................	43

Item 5.	Other Information.......................................................................................................................................	43

Item 6.	Exhibits.......................................................................................................................................................	43

Signatures		44

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

Forward-looking statements are not historical facts, but instead represent management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning us, including factors that potentially could materially affect our financial results, are contained in our filings with the SEC. Some factors include: our ability to meet our objective of growing cash earnings per share; our ability to meet our objective of growing revenues organically and expanding our margins; successful consummation and integration of acquisitions; resolution of state Attorneys General investigations and other claims, including errors and omissions claims and claims related to certain of our business practices and our compensation arrangements with insurance companies; our ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures; the actual cost of resolution of contingent liabilities; passage of new legislation or the enactment of regulation affecting our business generally and our employee benefits business in particular; our ability to attract and retain key sales and management professionals; our level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; future expenses for integration and margin improvement efforts; future losses on the disposition of non-core operations; matters related to claims, lawsuits and related proceedings; and general economic conditions around the country. Our ability to grow has been largely attributable to acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 1. Financial Statements

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Per Share Data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents............................................................................................................................	$ 15,191	$ 27,289
Fiduciary funds – restricted..........................................................................................................................	102,350	103,887
Premiums and commissions receivable, net of allowance for bad debts and policy cancellations of $7,452 and $7,300, respectively.............................................................................................................	245,457	244,372
Other.............................................................................................................................................................	22,966	25,048
Deferred tax asset.........................................................................................................................................	9,530	14,887
Current assets held for discontinued operations..........................................................................................	3,270	4,843

Total current assets.................................................................................................................................................	398,764	420,326

Goodwill..................................................................................................................................................................	427,669	405,490

Expiration rights......................................................................................................................................................	336,895	312,382
Other intangible assets............................................................................................................................................	51,646	50,800
Accumulated amortization......................................................................................................................................	(213,266)	(197,539)

Expiration rights and other intangible assets, net...................................................................................................	175,275	165,643

Property and equipment, net...................................................................................................................................	27,623	28,475
Other assets.............................................................................................................................................................	3,516	3,840

Total Assets............................................................................................................................................................	$ 1,032,847	$ 1,023,774

Liabilities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies..................................................................................................	$ 255,970	$ 259,286
Accrued expenses.........................................................................................................................................	60,113	77,120
Current portion of long-term debt................................................................................................................	13,980	11,470
Other.............................................................................................................................................................	13,195	16,829

Total current liabilities............................................................................................................................................	343,258	364,705

Long-term debt........................................................................................................................................................	242,938	225,062
Deferred tax liability	14,257	16,237
Other liabilities	6,152	7,789
Long-term liabilities held for discontinued operations...........................................................................................	426	—

Total Liabilities.....................................................................................................................................................	607,031	613,793

Stockholders’ equity:
Common stock—voting—par $.01, 300,000 shares authorized; 58,763 and 58,308 shares issued, respectively	588	583
Additional paid-in capital	666,707	663,436
Accumulated deficit	(231,087)	(246,073)
Less treasury stock at cost, 789 and 620 shares, respectively......................................................................	(10,392)	(7,965)

Total Stockholders’ Equity..................................................................................................................................	425,816	409,981

Total Liabilities and Stockholders’ Equity.........................................................................................................	$ 1,032,847	$ 1,023,774

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Commissions and fees.........................................................................	$ 127,732	$ 117,818	$ 242,688	$ 220,322
Contingents and overrides...................................................................	3,354	2,926	22,107	20,928
Investment income..............................................................................	1,345	878	2,705	1,542
Other income.......................................................................................	1,451	933	3,010	1,775

Total Revenues......................................................................................	133,882	122,555	270,510	244,567

Expenses:
Compensation and employee benefits expenses..................................	75,153	71,454	152,162	152,166
Other operating expenses.....................................................................	31,487	28,418	60,571	54,036
Amortization of intangible assets........................................................	7,825	7,254	15,728	14,008
Depreciation.........................................................................................	2,476	2,372	4,975	4,701
Interest..................................................................................................	4,330	3,669	8,818	6,769
Early extinguishment of debt...............................................................	—	—	2,093	—

Total Expenses.......................................................................................	121,271	113,167	244,347	231,680

Income from continuing operations before income tax expense.............	12,611	9,388	26,163	12,887
Income tax expense..................................................................................	5,346	4,095	11,177	5,609

Income from Continuing Operations...................................................	7,265	5,293	14,986	7,278
Loss from discontinued operations, net...................................................	—	(3,682)	—	(4,692)

Net Income.............................................................................................	$ 7,265	$ 1,611	$ 14,986	$ 2,586

Per Share Data – Basic:
Income from continuing operations.....................................................	$ 0.13	$ 0.09	$ 0.26	$ 0.13
Loss from discontinued operations, net...............................................	—	(0.06)	—	(0.08)

Net Income Per Common Share...........................................................	$ 0.13	$ 0.03	$ 0.26	$ 0.05

Per Share Data – Diluted:
Income from continuing operations.....................................................	$ 0.13	$ 0.09	$ 0.26	$ 0.13
Loss from discontinued operations, net...............................................	—	(0.06)	—	(0.08)

Net Income Per Common Share...........................................................	$ 0.13	$ 0.03	$ 0.26	$ 0.05

 See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Income from continuing operations..............................................................................................................................	$ 14,986	$ 7,278
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets...........................................................................................................	15,728	14,008
Depreciation............................................................................................................................................	4,975	4,701
Non-cash stock-based compensation......................................................................................................	3,238	869
Provision for (benefit from) deferred income taxes...............................................................................	5,528	(362)
Loss on disposal of assets.......................................................................................................................	72	4
Provision for bad debts and policy cancellations...................................................................................	486	622
Other non-cash items..............................................................................................................................	1,807	—
Changes in operating assets and liabilities (net of purchased/divested companies):
Fiduciary funds-restricted...........................................................................................................	1,537	14,478
Premiums and commissions receivable......................................................................................	5,557	5,049
Other assets.................................................................................................................................	2,410	1,792
Premiums payable to insurance companies................................................................................	(12,012)	(20,506)
Accrued expenses and other liabilities.......................................................................................	(21,336)	8,513

Net cash provided by continuing operating activities..................................................................................................	22,976	36,446
Net cash provided by (used in) discontinued operating activities................................................................................	1,573	(1,573)

Net Cash Provided by Operating Activities.............................................................................................................	24,549	34,873

Investing Activities
Cash paid for businesses acquired and related costs.....................................................................................................	(46,986)	(108,905)
Cash obtained from businesses acquired.......................................................................................................................	—	(1,925)
Purchases of property and equipment...........................................................................................................................	(4,545)	(2,824)
Proceeds from sale of assets..........................................................................................................................................	17	4

Net cash used in continuing investing activities...........................................................................................................	(51,514)	(113,650)
Net cash provided by discontinued investing activities	—	2,067

Net Cash Used in Investing Activities.......................................................................................................................	(51,514)	(111,583)

Financing Activities
Proceeds from issuance of long-term debt....................................................................................................................	234,976	90,000
Payments of long-term debt issuance costs...................................................................................................................	(1,774)	(780)
Payments of long-term debt..........................................................................................................................................	(219,279)	(15,517)
Proceeds from issuance of common stock....................................................................................................................	3,023	34,937
Payments for repurchases of common stock.................................................................................................................	(2,426)	(1,162)
Gross excess tax benefits from exercise of stock options.............................................................................................	347	—

Net cash provided by continuing financing activities...................................................................................................	14,867	107,478
Net cash used in discontinued financing activities.......................................................................................................	—	(1,055)

Net Cash Provided by Financing Activities.............................................................................................................	14,867	106,423

(Decrease) increase in cash and cash equivalents.........................................................................................................	(12,098)	29,713
Cash and cash equivalents at beginning of period........................................................................................................	27,289	2,867

Cash and Cash Equivalents at End of Period..........................................................................................................	$ 15,191	$ 32,580

Supplemental disclosures of cash flow information:
Cash paid for interest..............................................................................................................................	$ 7,884	$ 4,754
Cash paid for taxes..................................................................................................................................	7,197	2,941
Supplemental schedule of non-cash activities:
Common stock issued for acquisitions, primarily intangibles................................................................	—	28,547
Debt and other liabilities issued/assumed for acquisitions, primarily intangibles.................................	9,661	30,223
Long-term debt issued for insurance premium financing.......................................................................	4,971	4,441

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

USI Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, “the Company”) is a distributor of property and casualty (“P&C”) and employee health and welfare insurance and financial products and related consulting and administrative services primarily to small and mid-sized business clients and individuals. The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty P&C insurance, individual and group health, life and disability insurance, wealth management products, association and other endorsed products and specialty wholesale products. The Specialized Benefits Services segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments that the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect the Company’s decision to discontinue certain of its operations, as discussed further below.  The unaudited condensed consolidated financial statements include the accounts of USI Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.   In order to conform to the current year presentation, amounts formerly reported separately in the equity section for deferred compensation have been reclassified into additional paid-in-capital.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires companies to recognize in compensation expense the cost of employee services received in exchange for awards of stock options over the vesting period of the award based on the value assigned on the date of grant (see Note 7, “Stock Option Plan”).

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
December 31, 2005................................................................	$ 324,463	$ 43,712	$ 37,315	$ 405,490
Goodwill acquisitions/adjustments.........................................	23,267	(915)	(173)	22,179

June 30, 2006.........................................................................	$ 347,730	$ 42,797	$ 37,142	$ 427,669

Changes in goodwill arise primarily from acquisitions and contingent purchase price payments on previous acquisitions. The Company records contingent purchase price payments as adjustments to goodwill and/or other intangible assets when resolved. Goodwill adjustments may also arise from reclassifications with other intangible assets upon completion of acquisition asset valuations, divestitures and impairments.   The downward adjustment to goodwill in the Specialized Benefits Services segment for the six months ended June 30, 2006 resulted from refinement of the fair value of expiration rights acquired in the 2005 acquisition of the worksite marketing business of CBIZ, Inc.

The Company’s intangible assets by asset class were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-Average Amortization period
June 30, 2006
Expiration rights	$ 336,895	$ (172,830)	$ 164,065	10 years
Covenants not-to-compete	49,629	(40,436)	9,193	7 years
Other	2,017	—	2,017	5 years

Total	$ 388,541	$ (213,266)	$ 175,275

December 31, 2005
Expiration rights	$ 312,382	$ (158,188)	$ 154,194	10 years
Covenants not-to-compete	48,088	(39,351)	8,737	7 years
Other	2,712	—	2,712	5 years

Total	$ 363,182	$ (197,539)	$ 165,643

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Amortization expense for intangible assets was $7,825 and $7,254 for the three months ended June 30, 2006 and 2005, respectively, and $15,728 and $14,008 for the six months ended June 30, 2006 and 2005, respectively. Amortization expense for intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $31,374, $29,352, $26,749, $22,951 and $21,463, respectively.

At June 30, 2006, other intangible assets were comprised of deferred financing costs related to the Company’s credit facility. The Company charged $103 and $282 to interest expense for the amortization of these costs in the three months ended June 30, 2006 and 2005, respectively, and $376 and $560 for the six months ended June 30, 2006 and 2005, respectively.   Also, during the six months ended June 30, 2006, the Company expensed $2,093 of its deferred financing costs in connection with the refinancing of its credit facility (see Note 4, “Long-Term Debt”).

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

The Company did not note any indicators that required a write-off of goodwill or other intangible assets during the three and six months ended June 30, 2006.

3. Acquisitions

During the six-month period ended June 30, 2006, the Company acquired all of the assets of the Frederick E. Penn Insurance Agency, Inc. (“Penn”) in exchange for notes, cash and future contingent consideration.  This acquisition was accounted for using the purchase accounting method for recording business combinations.

Name and effective date of acquisition	Common shares issued	Common share value	Cash paid/ to be paid	Debt and other liabilities issued/ assumed	Total purchase price
Frederick E. Penn (PENN), 6/29/06	—	$ —	$ 35,100	$ 3,900	$ 39,000
Other	—	—	3,402	300	3,702

Total	—	$ —	$ 38,502	$ 4,200	$ 42,702

Other includes the asset acquisitions of seven books of business during the six months ended June 30, 2006.

Debt and other liabilities issued/assumed includes notes issued and assumed, as well as other liabilities specifically assumed but not considered in the required working capital calculation. These other liabilities are typically treated as deductions from cash purchase consideration at closing. Included in common shares or cash may be amounts in escrow pending the resolution of certain pre-acquisition contingencies or final calculation of acquired working capital. Any amounts returned to the Company out of escrow are recorded as adjustments to goodwill or other intangible assets when the escrow is settled.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Certain acquisitions and book of business purchases are structured with contingent purchase price obligations, otherwise referred to as earn-outs. We utilize the contingent purchase price structure in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. At June 30, 2006, the amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform at their current profit levels over the relevant measurement periods, is estimated to be between $22,337 and $35,513 through 2011. For the six months ended June 30, 2006 and 2005, the Company made contingent payments of $2,748 and $1,675, respectively. Other cash paid related to acquisitions totaled $6,382, which includes purchases of books of business, costs paid in conjunction with acquisitions and cash paid for settlement of acquisition-related accruals. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations. In accordance with GAAP, the Company has not recorded a liability for these items in its balance sheet, as the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the amounts that are ultimately paid are likely to be different from these estimates. These obligations change from period to period, primarily as a result of payments made during the current period and changes in the acquired asset’s performance.

The following is a summary of the estimated fair values of the net assets acquired on the acquisition date based on preliminary purchase price allocations.

	PENN	Other	Total
Current Assets...........................................................................................	$ 7,133	$ —	$ 7,133
Property and equipment, net.....................................................................	90	—	90
Expiration rights.......................................................................................	16,610	4,038	20,648
Covenants not-to-compete........................................................................	1,246	—	1,246
Goodwill...................................................................................................	23,669	—	23,669

Total assets acquired.................................................................................	$ 48,748	$ 4,038	$ 52,786

Total liabilities assumed, less debt and other liabilities issued/assumed..	$ 9,748	$ 336	$ 10,084

Total net assets acquired...........................................................................	$ 39,000	$ 3,702	$ 42,702

Included in liabilities in the table above is $701 of acquisition-related expenses.

These acquisitions allow the Company to enlarge its footprint in geographic locations where it already has a presence and expand its presence in employee benefits and retail P&C insurance brokerage services. The excess of the preliminary purchase price over the estimated fair value of the tangible net assets valued as of the acquisition date was allocated to expiration rights and covenants not-to-compete, with the remaining balance to goodwill, in the amounts of $20,648, $1,246 and $23,669, respectively, all of which are expected to be deductible for income tax purposes. Preliminary purchase price allocations are established at the time of the acquisition and are reviewed within the first year of ownership upon completion of an acquired asset valuation or for other required adjustments. The Company is currently in the process of performing asset valuations on one of its 2005 acquisitions and the Penn acquisition. Accordingly, amounts preliminarily allocated to goodwill and other intangible assets may be adjusted upon completion of the valuations. Such amounts may be material and would primarily represent reclassifications between goodwill and other intangible assets and related adjustments to amortization expense.

Expiration rights and covenants not-to-compete are amortized on a straight-line basis over a weighted-average useful life of 10 years and 7 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. The Company reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of the most recent impairment review, the Company did not note any indicators that would cause a write-off of goodwill in continuing operations. However, the Company did record impairment charges in the

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

three and six months ended June 30, 2005 of $4,559 on goodwill and other intangible assets in Discontinued Operations (see Note 5, “Discontinued Operations”).

The Company’s consolidated financial statements for the six months ended June 30, 2006 include the results of operations of companies acquired from the date of their respective acquisitions.  The following is a summary of the  unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Total revenues...................................................................	$ 136,880	$ 127,189	$ 276,805	$ 252,766

Income from continuing operations before income tax expense..........................................................................	13,920	11,652	29,225	16,949

Net income........................................................................	8,016	6,591	16,742	9,607

Net income per share:
Basic.................................................................................	0.14	0.12	0.29	0.17
Diluted..............................................................................	0.14	0.12	0.29	0.17

Weighted average shares outstanding:
Basic.................................................................................	56,789	56,330	56,796	55,142
Diluted..............................................................................	57,798	56,846	57,787	55,601

4. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Senior credit facility:
Term loan	$ 209,475	$ 211,512
Revolving credit facility...........................................................................................................	20,000	—
Other debt:
Notes issued in connection with acquisitions, due various dates through 2014 at interest rates from 3% to 8%	22,457	21,518
Other long-term debt, primarily capital leases	4,986	3,502

Total debt	256,918	236,532
Current portion of long-term debt	(13,980)	(11,470)

Long-term debt	$ 242,938	$ 225,062

Substantially all of the assets of the Company and the stock of its subsidiaries are pledged as collateral securing its long-term debt.

On March 24, 2006, the Company entered into a new $285,000 senior secured credit facility. The credit facility is structured as follows: a $75,000 revolving credit facility maturing in 2011, and a $210,000 term loan, payable in quarterly installments of $525 commencing on April 30, 2006. The last quarterly installment of $199,500 is due on March 24, 2011, the maturity date of the term loan. The proceeds from borrowings under the new credit facility were drawn to repay all amounts under the previously existing credit facility. The Company recorded approximately $1,774 in fees and expenses related to the new credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, in connection with this transaction, the Company expensed as an early retirement of debt $2,093 in remaining capitalized financing costs from its previous credit facility.

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

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 0.75% to 1.25% per annum or the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.25% per annum, based on the Company’s total leverage ratio as defined by the credit facility at the time of borrowing. Borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.00% to 1.25% per annum or the Eurodollar rate plus an applicable margin, ranging from 2.00% to 2.25% per annum, based on the Company’s total leverage ratio as defined by the credit facility at the time of borrowing. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of from 0.375% to 0.500% per annum, based on the Company’s total leverage ratio as defined by the credit facility. The revolving credit facility may be used for acquisition financing and general corporate purposes. At June 30, 2006, the Company had $20,000 of loans outstanding and $1,215 outstanding for a letter of credit with remaining availability under the revolving credit facility for additional borrowings of $53,785.

The credit facility contains various limitations, including limitations on the payment of dividends, repurchase of the Company’s common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, substantially all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each such subsidiary guarantees the Company’s obligations under the credit facility. At June 30, 2006, the Company was in compliance with all such covenants.

The weighted-average interest rate on the term loan for the three months ended June 30, 2006 and 2005 was 7.28% and 5.54%, respectively.  The weighted-average interest rate on the term loan for the six months ended June 30, 2006 and 2005 was 7.16% and 5.32%, respectively.  The interest rate on the term loan at June 30, 2006 was 7.38%.  The interest rate on the revolver loan at June 30, 2006 was 9.50%.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The assets of discontinued operations consisted of deferred tax assets in the amount of $3,270 and $4,843 as of June 30, 2006 and December 31, 2005, respectively.  The liabilities of discontinued operations consisted of deferred tax liabilities in the amount of $426 and $0 as of June 30, 2006 and December 31, 2005, respectively.

The results from discontinued operations for the three and six months ended June 30, 2005 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Revenues..................................................................................................	$ 1,005	$ 3,905

Expenses:
Compensation and employee benefits expenses..................................	1,446	3,249
Other operating expenses.....................................................................	1,169	3,744
Amortization of intangible assets.........................................................	30	152
Depreciation.........................................................................................	8	37
Interest..................................................................................................	39	83
Impairment of long-lived assets...........................................................	4,559	4,559

Total Expenses.........................................................................................	7,251	11,824

Loss from discontinued operations..........................................................	(6,246)	(7,919)
Income tax benefit...................................................................................	(2,564)	(3,227)

Loss from discontinued operations, net...................................................	$ (3,682)	$ (4,692)

No income or loss from discontinued operations was recorded for the three or six months ended June 30, 2006.

For the three and six months ended June 30, 2006, the Company recorded expenses of $33 and $233, respectively, before taxes, related to the development of errors and omissions claims and related legal costs arising from its operations previously classified as discontinued. These amounts are classified in continuing operations, as all of the assets of the operations have been sold and any further activity is not directly related to the sale.

6. Common Stock

Subject to limits set forth in its credit facility, the Company may, at management’s discretion, repurchase shares on the open market or in private transactions under its stock repurchase plans.  The first such plan was established in 2004 in order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its voting common stock. The amount and timing of repurchases will be based upon the number of shares of voting common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.  During the three and six-month periods ended June 30, 2006, the Company purchased 106 and 170 shares of its voting common stock, respectively, for $1,503 and $2,426, respectively, on the open market under this stock repurchase plan.

The second plan is an expanded stock repurchase program that permits the Company to purchase shares of its common stock up to certain limits set forth within its credit facility.  In 2006, the Company has the capacity to purchase up to $20,000 of its common stock.  The Company made no such purchases of its common stock under the expanded plan during the three and six-month periods ended June 30, 2006.

7.   Stock Option Plan

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) under the modified prospective method.  This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards.  Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 on a pro forma basis only.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

For the three and six months ended June 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $888 and $1,711, respectively, comprised of $834 and $1,569, respectively, related to the expensing of stock options and $54 and $142, respectively, related to the compensatory nature of the discount given to employees who participate in the employee stock purchase plan.  This incremental expense decreased income from continuing operations before income taxes and net income for the three and six months ended June 30, 2006, by $888 and $1,711, respectively.  For the three and six months ended June 30, 2006, the effect of adopting SFAS No. 123R resulted in a net decrease of $0.01 and $0.02 per share on basic and diluted earnings per share (“EPS”), respectively.  Also for the six months ended June 30, 2006, cash flows provided by financing activities increased and cash flows used in operating activities decreased, each by $79, representing the gross excess tax benefits derived from the exercise of stock options.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principals Board Opinion No. 25 to account for its stock-based awards.  The following table details the effect on net income and EPS had compensation expense for the employee stock-based awards been recorded in the three and six months ended June 30, 2005 based on the fair value method under SFAS No. 123.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported...................................................................................................	$ 1,611	$ 2,586
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.............................................................................................	311	490
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects........................................................	(620)	(1,281)

Pro forma net income......................................................................................................	$ 1,302	$ 1,795

EPS – basic:
As reported.................................................................................................................	$ 0.03	$ 0.05

Pro forma....................................................................................................................	$ 0.02	$ 0.03
!Unexpected End of Formula
EPS – diluted:
As reported.................................................................................................................	$ 0.03	$ 0.05

Pro forma....................................................................................................................	$ 0.02	$ 0.03

The following is a summary of all of the Company’s stock option activity and related information for the six months ended June 30, 2006:

	Shares under option	Weighted-average exercise price per share

January 1, 2006......................................................................	5,700	$ 10.75
Granted..................................................................................	629	14.56
Exercised...............................................................................	(217)	10.20
Expired/forfeited/other..........................................................	(87)	14.03
June 30, 2006.........................................................................	6,025	$ 11.12

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The following is a summary of all of the Company’s non-vested share award activity and related information for the six months ended June 30, 2006:

	Non-vested shares under option	Weighted-average grant price per share

January 1, 2006.....................................................................	927	$ 12.06
Granted..................................................................................	421	14.42
Exercised...............................................................................	(28)	12.08
Expired/forfeited/other..........................................................	(86)	13.08
June 30, 2006........................................................................	1,234	$ 12.80

The weighted-average grant date fair value of options granted for the three months ended June 30, 2006 and 2005 was $4.92 and $4.43 per share, respectively.  The weighted-average grant date fair value of options granted for the six months ended June 30, 2006 and 2005 was $4.85 and $4.43 per share, respectively.

The total fair value of options exercised during the three months ended, June 30, 2006 and 2005 was $244 and $652, respectively.  The Company received $788 and $2,008 in gross proceeds from the exercise of stock options for the three months ended June 30, 2006 and 2005, respectively.  The Company realized tax benefits from these exercises of $96 and $124 for the three months ended June 30, 2006 and 2005, respectively.  Net payments made to settle employee stock options for cash totaled $170 and $225 for the three months ended June 30, 2006 and 2005, respectively.  The total fair value of stock options vested in the three-month periods ended June 30, 2006 and 2005 was $943 and $1,413, respectively.

The total fair value of options exercised during the six months ended, June 30, 2006 and 2005 was $760 and $941, respectively.  The Company received $2,528 and $2,888 in gross proceeds from the exercise of stock options for the six months ended June 30, 2006 and 2005, respectively.  The Company realized tax benefits from these exercises of $348 and $156 for the six months ended June 30, 2006 and 2005, respectively.  Net payments made to settle employee stock options for cash totaled $592 and $288 for the six months ended June 30, 2006 and 2005, respectively.  The total fair value of stock options vested in the six-month periods ended June 30, 2006 and 2005 was $1,286 and $2,033, respectively.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2006:

	Outstanding	Exercisable
Number of options................................................................................	6,025	4,166
Weighted-average exercise price..........................................................	$ 11.12	$ 10.74
Aggregate fair value..............................................................................	$ 20,366	$ 15,503
Weighted-average contractual term remaining.....................................	5.85	6.63

The fair value of each option award is based on the date of grant using the Black-Scholes option valuation model which uses the assumptions set forth in the table below for the awards granted during the three and six-month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted-average risk-free interest rate............................................	4.9%	4.9%	4.9%	4.9%
Dividend yield....................................................................................	0.0%	0.0%	0.0%	0.0%
Weighted-average volatility factor of the Company’s common stock..............................................................................................	24.2	31.0	23.7	31.0
Weighted-average expected life of option..........................................	6 years	6 years	6 years	6 years
Weighted-average Black-Scholes value.............................................	$ 4.92	$ 4.43	$ 4.85	$ 4.43

The weighted-average risk-free interest rate is based on the U.S. treasury rate most closely tied to the time period for which we estimate the expected life of the option to be.  The weighted-average volatility factor used is based on the historical 250-day daily moving average.  The expected life is arrived at using a simplified method of calculating estimated useful life of the vests and contractual terms of the award.

As of June 30, 2006, it is estimated that there is $5,031 of future stock-based compensation expense for non-vested options.  This amount is to be expensed over a weighted-average period of 1.8 years.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

8. Segment Reporting

The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty P&C insurance, individual and group health, life and disability insurance, wealth management products, association and other endorsed products and specialty wholesale products. The Specialized Benefits Services segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

The following tables show the income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2006
Revenues....................................................................................................	$ 125,787	$ 8,044	$ 51	$ 133,882
Compensation and other operating expenses.............................................	90,464	7,971	6,485	104,920
Depreciation and amortization...................................................................	9,035	965	301	10,301
Interest expense..........................................................................................	170	102	4,058	4,330
Non-cash stock-based compensation.........................................................	1,058	66	596	1,720

Income (loss) from continuing operations before income taxes................	$ 25,060	$ (1,060)	$ (11,389)	$ 12,611

2005
Revenues....................................................................................................	$ 115,590	$ 6,630	$ 335	$ 122,555
Compensation and other operating expenses.............................................	85,337	5,733	8,251	99,321
Depreciation and amortization...................................................................	8,471	805	350	9,626
Interest expense..........................................................................................	267	85	3,317	3,669
Non-cash stock-based compensation.........................................................	444	11	96	551

Income (loss) from continuing operations before income taxes................	$ 21,071	$ (4)	$ (11,679)	$ 9,388

	Six Months Ended June 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2006
Revenues....................................................................................................	$ 255,422	$ 14,965	$ 123	$ 270,510
Compensation and other operating expenses.............................................	180,423	16,146	12,926	209,495
Depreciation and amortization...................................................................	18,062	2,000	641	20,703
Interest expense..........................................................................................	377	206	8,235	8,818
Early extinguishment of debt.....................................................................	—	—	2,093	2,093
Non-cash stock-based compensation.........................................................	2,010	107	1,121	3,238

Income (loss) from continuing operations before income taxes................	$ 54,550	$ (3,494)	$ (24,893)	$ 26,163

2005
Revenues....................................................................................................	$ 230,639	$ 13,334	$ 594	$ 244,567
Compensation and other operating expenses.............................................	177,353	11,503	16,477	205,333
Depreciation and amortization...................................................................	16,386	1,610	713	18,709
Interest expense..........................................................................................	555	189	6,025	6,769
Non-cash stock-based compensation.........................................................	689	18	162	869

Income (loss) from continuing operations before income taxes................	$ 35,656	$ 14	$ (22,783)	$ 12,887

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

Some of the other insurance brokers and insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some of these matters.  Marsh & McLennan, Aon Corporation, Arthur J. Gallagher & Co., Hilb, Rogal & Hobbs Company (“HRH”) and Willis Group Holdings Ltd., among others, have each entered into agreements with governmental agencies, which collectively involve significant business practice changes and substantial payments by these brokers to agencies and certain of their clients.  While no government agency, including the Attorney General of the State of New York, has made any demands (other than information and/or document requests) on the Company, or filed suit against it, there can be no assurance that their continuing inquiries referenced above will not result in demands upon the Company or suits filed against it, or that the resolution of these matters would not materially harm the Company’s business or have a material adverse impact on its results of operations.  Additionally, due to the uncertainties involved, the Company cannot currently estimate a range of possible loss, if any, from these investigations.

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

Since October 2004, the industry’s long-standing contingent commission agreements have been a focal point of scrutiny by various regulators and, in fact, with the exception of the settlement entered into by HRH, which included an agreement that HRH would discontinue acceptance of only certain types of contingent compensation, the settlement agreements of the other above-referenced brokers provided that these brokers would discontinue acceptance of all contingent commissions.  Moreover, certain insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to accept significant modifications to the circumstances under which they will pay contingent commissions.  These insurance carriers have, in certain cases, also agreed to pay substantial sums, change their business practices and support future legislative efforts to ban the payment and receipt of such commissions.  Although the Company has chosen to make certain related business practice changes, it has not paid any amounts to government authorities and also has not discontinued accepting contingent commissions.  Additionally, although market or other external forces may ultimately cause the Company’s contingent commission agreements to cease or be substantively limited and/or restructured, during the six months ended June 30, 2006, the Company received a substantial majority of the contingent commissions payable under the agreements in place for 2005.  Furthermore, the Company’s carriers, with whom it has

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

historically had contingent arrangements, have entered into 2006 contingent commission agreements in a form and structure generally consistent with prior agreements. Revenues from contingent and override commissions were $3,354 and $2,926 for the three months ended June 30, 2006 and 2005, respectively, and $22,107 and $20,928 for the six months ended June 30, 2006  and 2005, respectively.

Industry Class Action Litigation.    The Company has been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court, Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. The Company was also named as a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853.  In April 2005, the Company was served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et ano v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W and later removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon the Company in May 2005. This action was removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing on the Company’s part. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings.  Subsequently, the Judicial Panel on Multidistrict Litigation also transferred the Palm Tree and Bensley lawsuits to the same court for the same purposes.  Recently, the plaintiff in Bensley withdrew its claims.

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey, the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Amended Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against the Company based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than the Company. The Company has moved to dismiss the Consolidated MDL Complaints. None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions.

The Company believes it has substantial defenses to the claims made in these class action proceedings and intends to defend itself vigorously; however, because the cases are in their early stages, the sufficiency of the complaints has not yet been tested, the plaintiff class has not yet been certified, and only limited discovery has taken place, the Company is unable to provide a reasonable estimate of the range of possible loss attributable to these class action proceedings or the impact they may have on its results of operations or its cash flows (to the extent not covered by insurance). Consequently, the Company has not recorded a loss contingency for any of these lawsuits.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Graham Litigation.  On February 8, 2005, the William A. Graham Company commenced an action in the United States District Court for the Eastern District of Pennsylvania against USI MidAtlantic, Inc. (a subsidiary of the Company) and Thomas P. Haughey, an employee of USI MidAtlantic. Graham v. Thomas P. Haughey and USI MidAtlantic, Inc., Civ. No. 05-612 (E.D.Pa.). The plaintiff, a previous employer of Mr. Haughey, alleged claims of breach of contract and copyright infringement, alleging that the defendants used materials derived from plaintiff's copyrighted insurance manuals to solicit and obtain insurance business.  After leaving the plaintiff’s employment in 1992, Mr. Haughey became employed by Flannigan, O’Hara and Gentry, a company subsequently acquired by the Company in 1995. The plaintiff sought damages representing all of the commissions earned by defendants from every client that received any proposal that contained any information copied from plaintiff's manuals, including clients who chose the defendants as their broker during the period 1992 through 2005.  The breach of contract claims and certain of the copyright claims were dismissed in part by the trial judge’s rulings favorable to USI MidAtlantic and Mr. Haughey on summary judgment. The plaintiff’s remaining copyright infringement claims were tried before a jury during the week of June 19, 2006.  During the trial, the plaintiff withdrew its remaining breach of contract claims, leaving only its copyright infringement claim.  On June 27, 2006, the jury returned a verdict in favor of the plaintiff. On June 28, 2006, judgment was entered in plaintiff’s favor against USI MidAtlantic in the amount of $16,561 and against Mr. Haughey in the amount of $2,297.  On June 28, 2006, the Company announced publicly its intention to immediately seek relief from the judgment in the form of a motion for a judgment as a matter of law or, in the alternative, a new trial. On July 13, 2006, the defendants renewed their motion, made during the trial, for judgment as a matter of law and also moved in the alternative for a new trial.  On July 27, 2006, the defendants filed their memorandum citing the following reasons, among others, as support for the defendants’ motions: (1) plaintiff failed to meet its burden to prove that its materials are subject to copyright protection; (2) plaintiff failed to meet its burden to prove a legally sufficient casual link or nexus between the alleged infringement and the damages awarded; (3) the weight of the evidence does not support the jury’s apportionment of the defendants’ commission between those that are attributable to the alleged infringement and those that are attributable to other factors; (4) that the amount of the verdict is excessive, resulted in a miscarriage of justice, is against the weight of the evidence presented during trial, is unreasonable, and shocks the conscience. Further briefing of those motions will occur during the next several weeks.   In the event the motions are not granted, the defendants intend to pursue an appeal to the United States Court of Appeals for the Third Circuit challenging, among other things, the trial court’s ruling that the applicable three-year statute of limitations accrues upon plaintiff’s discovery of the infringement, rather than upon each infringement.  On July 14, 2006, USI MidAtlantic posted a bond in the amount of $20,744 with the Court, thereby obtaining a stay of enforcement proceedings on the judgment pending the Court’s rulings on the post-trial motions.  On July 12, 2006, the plaintiff filed a motion to amend the judgment to add an award of prejudgment interest.  Plaintiff seeks $8,051 in prejudgment interest with respect to the judgment against USI MidAtlantic and $1,117 in prejudgment interest with respect to the judgment against Mr. Haughey. The defendants have filed an opposition to that motion, which remains pending.

The Company previously notified its insurance carriers of the plaintiff's claims. Certain of the insurance carriers have denied coverage under their policies, others are evaluating their positions, and one carrier has provided some coverage. The Company continues to evaluate the carriers’ coverage positions and intends to pursue any and all coverage for the Company and Mr. Haughey under the applicable insurance policies.

After consideration of the federal district court post-trial process, including the reasons supporting the motion for judgment as a matter of law or a new trial and potential issues available on appeal, the Company has determined that no increase in its $100 contingency reserves as of June 30, 2006 for this case is warranted under the circumstances. Until future events occur related to the post-trial and appellate process, including potential adjudication of those questions, management is unable to reasonably estimate, at this point in time, the amount of any loss within the possible range of zero up to the full judgment, plus pre-judgment and post-judgment interest. Through June 30, 2006, the Company has recorded approximately $700 in expenses related to this case, primarily representing incurred legal costs.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Rodenfels Litigation.  In October 2003, the Company acquired BMI Insurance Services, Inc. (“BMI”), an insurance agency based in Long Beach, California.  In June 2005, the Company filed a lawsuit against Christopher Rodenfels (“Rodenfels”), who had been the majority owner of BMI, alleging, among other things, breach of Rodenfels’ fiduciary and contractual duties as an employee in connection with the integration of BMI into the Company.  USI of Southern California Insurance Services, Inc., et al., v. Rodenfels, Case No. BC 335639 (Los Angeles County Superior Court).  The lawsuit seeks to recover compensatory damages of approximately $1,000, as well as punitive damages.  In addition to denying the Company’s allegations, Rodenfels cross-claimed against the Company, alleging, among other things, fraud, breach of contract, wrongful termination and labor law violations. Rodenfels seeks damages in excess of $57,000, inclusive of more than $50,000 in alleged lifetime lost earnings and other damages caused by alleged fraud by the Company in connection with the Company’s acquisition of BMI.

The Company has tendered Rodenfels’ employment claim to its insurer.  While the insurer provides coverage for the wrongful termination claim, the insurer has invoked various exclusions under the insurance policy and stated that it will not pay for any defense costs or judgments arising out of the alleged breach of the merger agreement, violations of labor law or the prosecution of the Company’s complaint.

The lawsuit is in the discovery stage, with trial scheduled for November 29, 2006.  Summary judgment motions are due to be filed on October 30, 2006 and the Company anticipates filing such a motion.  The Company believes the material claims asserted by Rodenfels are without merit and that the probability of exposure to loss in connection therewith is remote and has, therefore, not recognized any loss in the statement of operations with respect to this matter.

10. Integration Efforts, Margin Improvement Plan and Other Accruals

For the six months ended June 30, 2005, the Company recorded $8,432 in expenses primarily related to the restructuring of certain SGP sales professionals’ and executives’ employment agreements.  In exchange for cash and/or restricted stock consideration, existing employment agreements were amended to conform to the Company’s standard compensation structure for sales professionals and regional executives.

For the six months ended June 30, 2005, the Company recorded $4,030 in expenses primarily for employee severance and related benefits in connection with the margin improvement plan.  No such margin improvement plan or other expenses were recorded in the three months ended June 30, 2005 or in the three and six months ended June 30, 2006.

The following table summarizes transactions related to the margin improvement plan and acquisition integration costs:

	Terminated employee severance liability	Producer compensation restructuring liability	Terminated office lease costs liability	Total

December 31, 2005................................	$ 4,135	$ 1,400	$ 587	$ 6,122
Used in year........................................	(2,493)	(982)	(499)	(3,974)

June 30, 2006.........................................	$ 1,642	$ 418	$ 88	$ 2,148

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The following table summarizes transactions related to an exit activity as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” that were recorded in prior years:

	Terminated employee severance liability	Terminated office lease costs liability	Total
Liability at December 31, 2005	$ 2,911	$ 509	$ 3,420
Amount paid related to exit activity	(2,342)	(421)	(2,763)

Liability at June 30, 2006..................................	$ 569	$ 88	$ 657

11. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,
	2006	2005
Numerator:
Income from continuing operations	$ 7,265	$ 5,293
Loss from discontinued operations, net	—	(3,682)

Numerator for basic EPS-income available to common stockholders	$ 7,265	$ 1,611

Denominator:
Weighted-average shares outstanding used in calculation of basic EPS	56,789	56,330
Dilutive effect of potential common share issuances using the treasury stock method	1,009	516

Weighted-average shares outstanding used in calculation of diluted EPS	57,798	56,846

EPS - basic:
Income from continuing operations	$ 0.13	$ 0.09
Loss from discontinued operations, net	—	(0.06)

Net income	$ 0.13	$ 0.03

EPS - diluted:
Income from continuing operations	$ 0.13	$ 0.09
Loss from discontinued operations, net	—	(0.06)

Net income	$ 0.13	$ 0.03

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

	Six Months Ended June 30,
	2006	2005
Numerator:
Income from continuing operations	$ 14,986	$ 7,278
Loss from discontinued operations, net	—	(4,692)

Numerator for basic EPS-income available to common stockholders	$ 14,986	$ 2,586

Denominator:
Weighted-average shares outstanding used in calculation of basic EPS	56,796	55,142
Dilutive effect of potential common share issuances using the treasury stock method	991	459

Weighted-average shares outstanding used in calculation of diluted EPS	57,787	55,601

EPS - basic:
Income from continuing operations	$ 0.26	$ 0.13
Loss from discontinued operations, net	—	(0.08)

Net income	$ 0.26	$ 0.05

EPS - diluted:
Income from continuing operations	$ 0.26	$ 0.13
Loss from discontinued operations, net	—	(0.08)

Net income	$ 0.26	$ 0.05

Basic EPS is calculated using income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average number of common shares outstanding is increased under the treasury stock method to include the number of additional common shares that would have been outstanding if dilutive potential common shares, such as options and warrants, had been exercised.  Fully diluted shares outstanding exclude options granted, which would result in an anti-dilutive effect on the share count.  For the six months ended June 30, 2006 and 2005, 1,540 and 913 shares have been excluded, respectively.  For the three months ended June 30, 2006 and 2005, 1,159 and 902 shares have been excluded, respectively.

12.  Subsequent Events

On July 11, 2006, the Company acquired Frank Siddons Insurance Agency, an insurance brokerage operation.  The aggregate preliminary purchase price of approximately $2,432, consisting of cash, was allocated primarily to goodwill and other intangible assets.  This acquisition will be included in the Insurance Brokerage segment.

On July 27, 2006, the Company acquired Tandem Benefits, Inc., a worksite benefits enrollment company.  The aggregate preliminary purchase price of approximately $10,054, consisting of cash, was allocated primarily to goodwill and other intangible assets.  This acquisition will be included in the Specialized Benefits Services segment.

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

Some of the other insurance brokers and insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some of these matters.  Marsh & McLennan, Aon Corporation, Arthur J. Gallagher & Co., Hilb, Rogal & Hobbs Company (“HRH”) and Willis Group Holdings Ltd., among others, have each entered into agreements with governmental agencies, which collectively involve significant business practice changes and substantial payments by these brokers to agencies and certain of their clients.  While no government agency, including the Attorney General of the State of New York, has made any demands (other than information and/or document requests) on us, or filed suit against us, there can be no assurance that their continuing inquiries referenced above will not result in demands upon us or suits filed against us, or that the resolution of these matters would not materially harm our business or have a material adverse impact on our results of operations.  Additionally, due to the uncertainties involved, we cannot currently estimate a range of possible loss, if any, from these investigations.

Following the allegations of bid rigging and price fixing in the lawsuit filed by the Office of the Attorney General of the State of New York against Marsh and McLennan Companies, Inc., we retained outside counsel, Akin Gump Strauss Hauer & Feld, LLP (“Akin Gump”), to render legal advice in connection with an internal review of our operations. Since that time, Akin Gump has assisted us in responding to the subpoenas and inquiries described above. In connection with this internal review, Akin Gump has interviewed more than 90 of our employees, including corporate management, and is continuing its review of documents. We are continuing to review our business and expect that the review will not only address the areas that the regulators are examining, but will also help evaluate where we can make additional operational or business practice changes or improvements.

Since October 2004, the industry’s long-standing contingent commission agreements have been a focal point of scrutiny by various regulators and, in fact, with the exception of the settlement entered into by HRH, which included an agreement that HRH would discontinue acceptance of only certain types of contingent compensation, the settlement agreements of the other above-referenced brokers provided that these brokers would discontinue acceptance of all contingent commissions.  Moreover, certain insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to accept significant modifications to the circumstances under which they will pay contingent commissions.  These insurance carriers have, in certain cases, also agreed to pay substantial sums, change their business practices and support future legislative efforts to ban the payment and receipt of such commissions.  Although we have chosen to make certain related business practice changes, we have not paid any amounts to government authorities and also have not discontinued accepting contingent commissions.  Additionally, although market or other external forces may ultimately cause our contingent commission agreements to cease or be substantively limited and/or restructured, during the six months ended June 30, 2006, we received a substantial majority of the contingent commissions payable under the agreements in place for 2005.  Furthermore, our carriers, with whom we have historically had contingent arrangements, have entered into 2006 contingent commission agreements in a form and structure generally consistent with prior agreements. Revenues from contingent and override commissions were $3.4 million and $2.9 million for the three months ended June 30, 2006 and 2005, respectively, and $22.1 million and $20.9 million for the six months ended June 30, 2006 and 2005, respectively.

Industry Class Action Litigation.    We have been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court, Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. We were also named as a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853.  In April 2005, we were served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et ano v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W and later removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon us in May 2005. This action was removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing on our part. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings.  Subsequently, the Judicial Panel on Multidistrict Litigation also transferred the Palm Tree and Bensley lawsuits to the same court for the same purposes.  Recently, the plaintiff in Bensley withdrew its claims.

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey, the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Amended Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against us based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than ourselves. We have moved to dismiss the Consolidated MDL Complaints. None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions.

We believe we have substantial defenses to the claims made in these class action proceedings and intend to defend ourselves vigorously; however, because the cases are in their early stages, the sufficiency of the complaints has not yet been tested, the plaintiff class has not yet been certified, and only limited discovery has taken place, we are unable to provide a reasonable estimate of the range of possible loss attributable to these class action proceedings or the impact they may have on our results of operations or our cash flows (to the extent not covered by insurance). Consequently, we have not recorded a loss contingency for any of these lawsuits.

Market

Property & Casualty

 Insurance premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. We use the terms “soft market” and “hard market” to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which negatively affect commissions earned by insurance brokers. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affect commissions earned by insurance brokers. Beginning in the second half of 2003, premiums in most P&C lines of insurance began to flatten or decrease, other than the catastrophe property issues mentioned below.   In 2004 and through the present time, the soft market has persisted, negatively affecting brokers’ revenue.  Some clients use the savings on insurance premiums to purchase more coverage, somewhat offsetting the negative impact in our commissions due to falling premiums.   Some clients have also had an increase in exposures on which their premiums are based, e.g., revenues, payroll and building replacement costs.   The competitive pricing dynamic is consistent throughout all account sizes and most geographic regions, with the workers compensation market in California a notable exception where we have seen premiums decline by as much as 50%. If the soft market persists, our P&C insurance brokerage revenues may continue to be negatively impacted.

The storms which occurred in the third quarter of 2005 in the Gulf Coast and Florida created devastating losses for the insurance industry.  This resulted in rising premium rates for property in catastrophe-prone geographic areas.  Specifically, there are significant rate increases for property in Florida and the Gulf Coast regions.  There are also capacity issues, such as the ability for some clients to purchase wind coverage, where some of our clients are unable to purchase the limits of insurance that they had in the past.  In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases.

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

Primary Financial Measures

The financial measures that we use to evaluate our performance are:

•

Organic Revenue growth (decline), which excludes the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses during the twelve months following acquisition or divestiture; and

•

Cash earnings per share (“CEPS”), which we define as income from continuing operations plus amortization of intangible assets on a diluted per share basis.  (In 2006 CEPS was adjusted for acquisition integration expenses, non-cash stock-based compensation related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) “Share-Based Payment” and early extinguishment of debt expenses.  In 2005, CEPS was adjusted for expenses related to acquisition integration efforts, the margin improvement plan and for other charges.)

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

Margin Improvement

Through 2005, we were focused on increasing margins by restructuring the mix of incentive versus guaranteed compensation, consolidating office space and back-office processes which allowed us to reduce headcount in some locations, standardizing our sales professionals’ compensation formula and terminating certain long-term service contracts. Accordingly, in the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses and in connection therewith, we recorded expense of $12.4 million generated by employee severance, facilities closures, payments to modify sales professionals’ agreements and contract termination charges. In 2005, we recorded an additional $8.1 million of margin improvement plan expenses, generated by employee severance and modifications to sales professionals’ agreements.

In the three and six months ended June 30, 2005, we recorded $1.6 million and $4.1 in expenses, respectively, under the margin improvement plan consisting primarily of employee severance and related benefits. Also in the first quarter of 2005 we recorded expense of $8.1 million related to the modification of Summit Global Partners’ (“SGP”) sales professionals’ agreements. We will continue to acquire companies and may incur similar expenses to integrate them into our operating structure and we will continue to streamline our operations, which may result in similar expenses for employee severance or facilities closures. However, there were no such significant expenses in the three and six months ended June 30, 2006.

As we look at the next opportunity for margin improvement, we are focused on implementing best practices in our insurance operations and lowering the cost of administrative services through the consolidation of data centers and the creation of certain shared services capabilities. Additionally, we now benchmark all expense categories and work with operating company management to develop and implement remediation plans for business units performing below our standards. In 2006, we began to analyze our operations by departments:  commercial P&C, personal lines, employee benefits and wealth management as a way of further understanding best practices and opportunities for efficiencies.  Additionally, we continue to capitalize on opportunities to leverage our corporate and other fixed costs across a greater revenue base by acquiring “fold-in” and other accretive businesses within our current geographic footprint.

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

We centrally manage our target acquisitions from the point of initial contact through the process of integration within our operations. We only consider transactions that are accretive to our CEPS. All acquisitions are subject to a due diligence process, including an introduction to our culture and business strategy, the seller’s commitment to both our sales and client service model and to a post-acquisition integration plan. Currently, we are looking to expand within our existing geographic footprint of operations to maximize efficiencies and continue to build-out a balanced revenue mix of P&C and employee benefits business; however, we will consider strategic opportunities in new geographies if they are compelling.

On June 29, 2006, we acquired Frederick E. Penn Insurance Agency, Inc. (“Penn”), a P&C insurance operation.  The aggregate preliminary purchase price of approximately $39.0 million, consisting of cash of $35.1 million and debt issued of $3.9 million, was allocated primarily to goodwill and other intangible assets.

During the six months ended June 30, 2006, we acquired seven books of business (expiration rights) under asset purchase agreements for $3.7 million.  These purchase agreements include provisions for additional purchase price payments subject to future retained revenues of the purchased book of business.

Quarterly Fluctuations

Our quarterly revenues and net income may be volatile. This is attributable to the following:

•

a significant percentage of commissions and fees in our Specialized Benefits Services segment is non-recurring and is largely earned and recorded in the fourth quarter;

•

the timing of certain wealth management and enrollment sales with significant first year commissions; and

•

the impact of variations or timing in recording contingent commissions in our Insurance Brokerage segment, primarily in the first and second quarters.

Quarterly fluctuations in revenues and net income make our performance less predictable due to our wealth management and specialized benefits revenues. The timing of certain aspects of our revenue stream, particularly in the Specialized Benefits Services segment, makes comparisons of any period of less than a full year difficult. We have implemented various strategies to reduce the impact of seasonal and uneven revenue streams, such as diversification of our business model for enrollment business to generate more revenue in the first three quarters of the year and divesting volatile non-core business. We continue to focus on strategies that will provide a more predictable revenue stream; however, we may not be successful in these efforts and market or other changes may result in a similar or greater level of unpredictability.

Critical Accounting Estimates and Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of our accounting policies require management’s judgment to estimate values of assets, liabilities, revenues or expenses. In addition, it may require significant judgment to apply complex principles of accounting to certain transactions, such as acquisitions, to determine the most appropriate accounting treatment. We believe the following significant accounting estimates and policies are material to our results of operations and are subject to a higher degree of subjectivity and/or complexity. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If actual performance should differ from historical experience or if our assumptions were to change, it may materially impact our results of operations.

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

Enrollment Revenue Recognition

We record fees and/or commissions related to benefit enrollment services when earned.  We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk.  At the completion of an enrollment, we record an estimate of first year fee and/or commission income less an estimate of policy cancellations.  This policy cancellation allowance is based on historical attrition rates by carrier and type of policy.  The allowance for policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $3.2 million and $3.3 million at June 30, 2006 and December 31, 2005, respectively.  If our estimate of policy cancellations is too low, we may need to reverse previously recognized enrollment revenues.

Allowances for Bad Debts and Policy Cancellations

We maintain an allowance for bad debts and estimated policy cancellations based on our premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowances and make adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition, which may have a negative impact on our results of operations. The allowance for bad debts and policy cancellations, including the cancellation allowance for enrollment revenue above, was $7.5 million and $7.3 million at June 30, 2006 and December 31, 2005, respectively.

Goodwill, Other Intangible Assets and Other Long-Lived Assets Impairment

 We assess the recoverability of our goodwill and other long-lived assets at least once a year or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the assets may not be recoverable. The carrying value of goodwill is evaluated at the segment level using an analysis to determine the fair value of the segment using both market valuation data, such as recent transaction multiples of revenue or profit and present value of future cash flow techniques. Reviews for triggering events and impairment of other long-lived assets are performed at the operating company level, one level below the segments, which is our determination of the lowest level of meaningful cash flows.  Reviews for triggering events require the use of management’s judgment. Upon identification of a triggering event, we perform further analysis using cash flow projections or other market valuation data to determine if the carrying value of an asset is impaired. Both methods require substantial judgment. If, as a result of an impairment review, we find that the carrying value of an asset is in excess of the fair value, we would be required to take a charge against current earnings.

Future events could cause management to conclude that impairment of our goodwill or other intangible assets exists, which may have a material adverse effect on our results of operations.

Business Acquisitions and Purchase Price Allocations

All of our acquisitions have been accounted for using the purchase method, and the net assets and results of operations of the acquired companies were included in our financial statements on their respective acquisition dates. Acquisitions may have provisions for contingent additional consideration if the acquired company achieves financial targets and, conversely, some acquisitions have provisions for a reduction in consideration if the acquired company does not meet targeted financial results. Additional or reduced consideration related to acquisition contingency provisions is reflected as an adjustment to goodwill and/or other long-lived assets when the contingency is resolved.

We follow a consistent methodology based on estimates of discounted future cash flows derived from acquired client lists and attrition rates to estimate the fair value of the expiration rights and other intangible assets at the date of acquisition. For acquisitions in excess of $5.0 million in purchase price, we obtain an independent appraisal of the fair value of intangible assets acquired. Expiration rights are amortized on a straight-line basis over their estimated lives based on historical attrition. Non-compete agreements and restrictive covenants are typically valued at an estimate of fair value using assumptions and projections assuming that no non-compete agreement exists and that the covenanters actively pursue our clients or employees.  Non-compete agreements and restrictive covenants are amortized on a straight-line basis over the terms of the agreements, which generally range from four to seven years. Both the allocation of purchase price and estimation of useful lives require management’s judgment. If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, we may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material impact on our results of operations.  Goodwill is not subject to amortization.

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

At June 30, 2006, our current DTAs totaled $12.8 million, and our non-current DTLs totaled $14.7 million.  We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for-dollar basis in the year in which any such recognition was to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management’s judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

Litigation Matters

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. Except as discussed in Note 9, “Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report and “Insurance Industry Investigations and Other Developments” above, we do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported results of operations. We have accrued a liability in accordance with GAAP for our best estimate of the probable cost of the resolution of those claims where our liability is probable and can be reasonably estimated. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. The establishment of reserves for claims and litigation requires management’s judgment. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our results of operations for any particular quarterly or annual period.

Debt Covenants

Our credit facility requires us to maintain financial covenants, which we set with our lenders, based on our estimates of future operating results at that time. Over time, these financial covenants become more restrictive.  Future operating results and continued compliance with our debt covenants cannot be assured and our lenders’ actions are not controllable by us. If our projections of future operating results are not achieved, resulting in a violation of our financial covenants for which our lenders do not provide a waiver or amendment, we could experience a material adverse effect on our reported results of operations for any particular quarterly or annual period.

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues...................................................................................	$ 133,882	$ 122,555	$ 270,510	$ 244,567

Expenses:
Compensation and employee benefits expenses...........................	75,153	71,445	152,162	139,998
Other operating expenses..............................................................	31,487	28,117	60,553	53,742
Amortization of intangible assets..................................................	7,825	7,254	15,728	14,008
Depreciation..................................................................................	2,476	2,372	4,975	4,701
Interest...........................................................................................	4,330	3,669	8,818	6,769
Early extinguishment of debt........................................................	—	—	2,093	—
Margin improvement plan expenses.............................................	—	—	—	4,030
Acquisition integration plan expenses..........................................	—	310	18	8,432

Total Expenses..................................................................................	121,271	113,167	244,347	231,680

Income from continuing operations, before income tax expense.....	12,611	9,388	26,163	12,887
Income tax expense...........................................................................	5,346	4,095	11,177	5,609

Income from continuing operations..................................................	$ 7,265	$ 5,293	$ 14,986	$ 7,278

	For the Three Months Ended June 30,
	Revenues		Change		Adjustment for net acquired businesses	Organic revenue growth/(decline)
	2006	2005	Amount	Total revenue growth/(decline)
	(Dollars in thousands)
Consolidated
Net commissions and fees – property & casualty	$ 68,278	$ 66,605	$ 1,673	2.5%	$ (625)	1.6%
Net commissions and fees – benefits	59,454	51,213	8,241	16.1%	(5,080)	6.2%

Total net commissions and fees	127,732	117,818	9,914	8.4%	(5,705)	3.6%
Contingents and overrides	3,354	2,926	428	14.6%	(42)	13.2%
Interest and other income	2,796	1,811	985	54.4%	—	54.4%

Total revenues	$ 133,882	$ 122,555	$ 11,327	9.2%	$ (5,747)	4.6%

Insurance Brokerage
Net commissions and fees – property & casualty	$ 68,278	$ 66,605	$ 1,673	2.5%	$ (625)	1.6%
Net commissions and fees – benefits	51,412	44,587	6,825	15.3%	(4,345)	5.6%

Total net commissions and fees	119,690	111,192	8,498	7.6%	(4,970)	3.2%
Contingents and overrides	3,354	2,926	428	14.6%	(42)	13.2%
Interest and other income	2,743	1,472	1,271	86.3%	—	86.3%

Total revenues	$ 125,787	$ 115,590	$ 10,197	8.8%	$ (5,012)	4.5%

Specialized Benefits Services
Net commissions and fees – benefits	$ 8,042	$ 6,626	$ 1,416	21.4%	$ (735)	10.3%
Contingents and overrides	—	—	—	—	—	—
Interest and other income	2	4	(2)	(50.0)%	—	(50.0)%

Total revenues	$ 8,044	$ 6,630	$ 1,414	21.3%	$ (735)	10.2%

Corporate
Interest and other income	$ 51	$ 335	$ (284)	(84.8)%	$ —	(84.8)%

Total revenues	$ 51	$ 335	$ (284)	(84.8)%	$ —	(84.8)%

	For the Six Months Ended June 30,
	Revenues		Change		Adjustment for net acquired businesses	Organic revenue growth/(decline)
	2006	2005	Amount	Total revenue growth/(decline)
	(Dollars in thousands)
Consolidated
Net commissions and fees – property & casualty	$ 133,598	$ 127,624	$ 5,974	4.7%	$ (5,555)	0.3%
Net commissions and fees – benefits	109,090	92,698	16,392	17.7%	(11,377)	5.4%

Total net commissions and fees	242,688	220,322	22,366	10.2%	(16,932)	2.5%
Contingents and overrides	22,107	20,928	1,179	5.6%	(989)	0.9%
Interest and other income	5,715	3,317	2,398	72.3%	(166)	67.3%

Total revenues	$ 270,510	$ 244,567	$ 25,943	10.6%	$ (18,087)	3.2%

Insurance Brokerage
Net commissions and fees – property & casualty	$ 133,598	$ 127,624	$ 5,974	4.7%	$ (5,555)	0.3%
Net commissions and fees – benefits	94,127	79,390	14,737	18.6%	(9,873)	6.1%

Total net commissions and fees	227,725	207,014	20,711	10.0%	(15,428)	2.6%
Contingents and overrides	22,107	20,909	1,198	5.7%	(989)	1.0%
Interest and other income	5,590	2,716	2,874	105.8%	(166)	99.7%

Total revenues	$ 255,422	$ 230,639	$ 24,783	10.7%	$ (16,583)	3.6%

Specialized Benefits Services
Net commissions and fees – benefits	$ 14,963	$ 13,308	$ 1,655	12.4%	$ (1,504)	1.1%
Contingents and overrides	—	19	(19)	—	—	—
Interest and other income	2	7	(5)	(71.4)%	—	(71.4)%

Total revenues	$ 14,965	$ 13,334	$ 1,631	12.2%	$ (1,504)	1.0%

Corporate
Interest and other income	$ 123	$ 594	$ (471)	(79.3)%	—	(79.3)%

Total revenues	$ 123	$ 594	$ (471)	(79.3)%	$ —	(79.3)%

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

Three Months Ended June 30, 2006 compared with Three Months Ended June 30, 2005

Revenues. Of the $11.3 million in revenue growth, $5.7 million was due to acquisitions, net of disposed businesses and $3.4 million was due to organic growth (including contingents, interest and other income).  The balance of the increase was due to a $2.2 million adjustment to revenues in the second quarter of 2005 related to a change in accounting estimate.  Organic Revenue growth in the second quarter of 2006 continued to be negatively affected by the soft rate environment for many P&C insurance products and positively affected by growth in our benefits business.

Compensation and employee benefits expense. For the three months ended June 30, 2006, the increase was primarily due to the effect of acquisitions, the impact of stock option expense in 2006 and annual merit and promotional increases.  As a percentage of revenues, compensation and employee benefits expenses were 56.1% for the three months ended June 30, 2006, compared to 58.3% for the three months ended June 30, 2005.  The improvement in Insurance Brokerage and Corporate was mitigated by the increase in Specialized Benefits Services expenses in 2006, compared to the second quarter of 2005.

Other operating expenses. For the three months ended June 30, 2006, the increase was primarily due to the effect of acquisitions and an increase in legal costs for both errors and omissions claims and other legal matters, including $0.7 million in expense related to the Graham copyright infringement case.  As a percentage of revenues, other operating expenses were 23.5% for the three months ended June 30, 2006, compared to 22.9% for the three months ended June 30, 2005.

Total expenses. The increase in total expenses was due to the items noted above and an increase in interest expense of $0.7 million, offset by a decrease in acquisition integration expense of $0.3 million.

Income from continuing operations. Comparisons of the three months ended June 30, 2006 to the three months ended June 30, 2005 are affected by the expense and revenue variances noted above.

Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005

Revenues. Of the $25.9 million in revenue growth, $18.1 million was due to acquisitions, net of disposed businesses and $5.7 million was due to organic growth (including contingents, interest and other income).  The balance of the increase was due to a $2.2 million adjustment to revenues in the second quarter of 2005 related to a change in accounting estimate.  Organic Revenue growth in the first six months of 2006 continued to be negatively affected by the soft rate environment for many P&C insurance products and positively affected by growth in our benefits business.

Compensation and employee benefits expense. For the six months ended June 30, 2006, the increase was primarily due to the effect of acquisitions, the impact of stock option expense in 2006 and annual merit and promotional increases.  As a percentage of revenues, compensation and employee benefits expenses were 56.3% for the six months ended June 30, 2006, compared to 57.2% for the six months ended June 30, 2005.  The improvement in Insurance Brokerage and Corporate for the six months ended June 30, 2006 was mitigated by the increase in Specialized Benefits Services expenses, compared to the same period in 2005.

Other operating expenses. For the six months ended June 30, 2006, the increase was primarily due to the effect of acquisitions and an increase in legal costs for both errors and omissions claims and other legal matters, including $0.7 million in expense related to the Graham copyright infringement case, offset somewhat by a net decrease of $2.4 million in costs related to various insurance industry investigations and the implementation of Sarbanes-Oxley Section 404 procedures.  As a percentage of revenues, other operating expenses were 22.4% for the six months ended June 30, 2006, compared to 22.0% for the six months ended June 30, 2005.

Total expenses. The increase in total expenses was due to the items noted above, an increase in early extinguishment of debt of $2.1 million and an increase in interest expense of $2.0 million, offset by a decrease in acquisition integration expense of $8.4 million and a decrease in margin improvement plan expense of $4.0 million.

Income from continuing operations. Comparisons of the six months ended June 30, 2006 to the six months ended June 30, 2005 are affected by the expense and revenue variances noted above.

Insurance Brokerage

	Three Months Ended June 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 125,787	$ 10,197	8.8%	$ 115,590
Expenses:
Compensation and employee benefits expenses.......................	66,674	1,831	2.8%	64,843
Non-cash stock-based compensation........................................	1,058	614	138.3%	444
Other operating expenses..........................................................	23,790	3,606	17.9%	20,184
Amortization of intangible assets.............................................	7,096	521	7.9%	6,575
Interest......................................................................................	170	(97)	(36.3)%	267
Depreciation..............................................................................	1,939	43	2.3%	1,896
Acquisition integration expenses..............................................	—	(310)	NM	310

Total expenses..........................................................................	100,727	6,208	6.6%	94,519

Income from continuing operations, before income taxes.......	$ 25,060	$ 3,989	18.9%	$ 21,071

	Six Months Ended June 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 255,422	$ 24,783	10.7%	$ 230,639
Expenses:
Compensation and employee benefits expenses.......................	135,306	8,634	6.8%	126,672
Non-cash stock-based compensation........................................	2,010	1,321	191.7%	689
Other operating expenses..........................................................	45,099	5,246	13.2%	39,853
Amortization of intangible assets.............................................	14,200	1,555	12.3%	12,645
Interest......................................................................................	377	(178)	(32.1)%	555
Depreciation..............................................................................	3,862	121	3.2%	3,741
Margin improvement plan expenses.........................................	—	(2,396)	NM	2,396
Acquisition integration expenses..............................................	18	(8,414)	(99.8)%	8,432

Total expenses..........................................................................	200,872	5,889	3.0%	194,983

Income from continuing operations, before income taxes.......	$ 54,550	$ 18,894	53.0%	$ 35,656

Three Months Ended June 30, 2006 compared with Three Months Ended June 30, 2005

Revenues in the Insurance Brokerage segment increased $10.2 million, or 8.8%, to $125.8 million for the three months ended June 30, 2006, from $115.6 million for the three months ended June 30, 2005. Of the $10.2 million increase in revenues, $5.0 million was the net impact of businesses acquired and divested in the prior twelve months. The balance of the increase was due to a $2.2 million adjustment to revenues, primarily to P&C net commissions and fees (“NCF”), in the second quarter of 2005 related to a change in accounting estimate.  Organic Revenue growth was $3.0 million, or 2.6%, for the quarter. Included in the Organic Revenue growth of $3.0 million are a decrease in P&C NCF of $0.9 million and an increase in benefits NCF of $2.2 million. The negative effect of rate and market conditions in our P&C business contributed to the decline for the quarter. P&C NCF represented 53.5% and 56.5% of our total consolidated NCF for the three months ended June 30, 2006 and 2005, respectively, and employee benefits NCF represented 40.2% and 37.8% of our total consolidated NCF for the three months ended June 30, 2006 and 2005, respectively.

Total expenses in the Insurance Brokerage segment increased $6.2 million, or 6.6%, to $100.7 million for the three months ended June 30, 2006 from $94.5 million for the three months ended June 30, 2005. As a percentage of revenues, total expenses were 80.1% for the three months ended June 30, 2006, compared to 81.8% for the three months ended June 30, 2005. The decrease in total expenses for the three months ended June 30, 2006, as a percentage of revenues, was primarily due to a decrease in compensation and employee benefits expenses, as a percentage of revenues, due to the positive impacts of the margin improvement plan, somewhat offset by an increase in legal and contingency reserves and non-cash stock-based compensation in 2006.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $25.1 million and $21.1 million for the three months ended June 30, 2006 and 2005, respectively. The increase for the three months ended June 30, 2006 is primarily due to the positive affects of acquisitions and our margin improvement plan, as well as the items noted above.

Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005

Revenues in the Insurance Brokerage segment increased $24.8 million, or 10.7%, to $255.4 million for the six months ended June 30, 2006 from $230.6 million for the six months ended June 30, 2005. Of the $24.8 million increase in revenues, $16.6 million was due to the net impact of businesses acquired and divested in the prior twelve months. Organic Revenue growth was $6.0 million, or 2.6%, for the six months ended June 30, 2006. Included in the Organic Revenue growth of $6.0 million are a decrease in P&C NCF of $1.5 million and an increase in benefits NCF of $4.6 million. Also included in the Organic Revenue growth is an increase in other income of $2.9 million driven primarily by higher investment income.  The negative effect of rate and market conditions in our P&C business contributed to the decline for the six months ended June 30, 2006.  P&C NCF represented 55.0% and 57.9% of our total consolidated NCF for the six months ended June 30, 2006 and 2005, respectively, and employee benefits NCF represented 38.8% and 36.0% of our total consolidated NCF for the six months ended June 30, 2006 and 2005, respectively.

Total expenses in the Insurance Brokerage segment increased $5.9 million, or 3.0%, to $200.9 million for the six months ended June 30, 2006 from $195.0 million for the six months ended June 30, 2005. As a percentage of revenues, total expenses were 78.6% for the six months ended June 30, 2006, compared to 84.5% for the six months ended June 30, 2005. The decrease in total expenses for the six months ended June 30, 2006, as a percentage of revenues, was primarily due to a $10.8 million decrease in margin improvement plan expense and acquisition integration expense for the six months ended June 30, 2006.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $54.6 million and $35.7 million for the six months ended June 30, 2006 and 2005, respectively. The increase for the six months ended June 30, 2006 is primarily due to the positive affects of acquisitions and our margin improvement plan, as well as the items noted above.

Specialized Benefits Services

	Three Months Ended June 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 8,044	$ 1,414	21.3%	$ 6,630
Expenses:
Compensation and employee benefits expenses.......................	4,174	1,194	40.1%	2,980
Non-cash stock-based compensation........................................	66	55	500.0%	11
Other operating expenses..........................................................	3,797	1,044	37.9%	2,753
Amortization of intangible assets.............................................	729	50	7.4%	679
Interest......................................................................................	102	17	20.0%	85
Depreciation.............................................................................	236	110	87.3%	126

Total expenses..........................................................................	9,104	2,470	37.2%	6,634

Loss from continuing operations, before income taxes...........	$ (1,060)	$ (1,056)	NM	$ (4)

	Six Months Ended June 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 14,965	$ 1,631	12.2%	$ 13,334
Expenses:
Compensation and employee benefits expenses.......................	8,484	2,170	34.4%	6,314
Non-cash stock-based compensation........................................	107	89	494.4%	18
Other operating expenses..........................................................	7,662	2,555	50.0%	5,107
Amortization of intangible assets.............................................	1,528	165	12.1%	1,363
Interest......................................................................................	206	17	9.0%	189
Depreciation..............................................................................	472	225	91.1%	247
Margin improvement plan expenses.........................................	—	(82)	NM	82

Total expenses..........................................................................	18,459	5,139	38.6%	13,320

(Loss) income from continuing operations, before income taxes.........................................................................................	$ (3,494)	$ (3,508)	NM	$ 14

Three Months Ended June 30, 2006 compared with Three Months Ended June 30, 2005

Revenues in the Specialized Benefits Services segment increased $1.4 million, or 21.3%, to $8.0 million for the three months ended June 30, 2006 from $6.6 million for the three months ended June 30, 2005, due to the positive impact of acquisitions of $0.7 million and to an Organic Revenue growth of $0.7 million. Specialized Benefits Services NCF represented 6.3% and 5.6% of our total consolidated NCF for the three months ended June 30, 2006 and 2005, respectively.

Total expenses in the Specialized Benefits Services segment increased $2.5 million, or 37.2%, to $9.1 million for the three months ended June 30, 2006 from $6.6 million for the three months ended June 30, 2005. The increase is primarily due to acquisitions. As a percentage of revenues, total expenses were 113.2% for the three months ended June 30, 2006, compared to 100.1% for the three months ended June 30, 2005. The increase in total expenses, as a percentage of revenues, was primarily due to the timing of enrollment revenues and expenses and the impact of one acquisition.   This acquisition is seasonal in nature and is expected to generate revenues in excess of expenses in the last half of this year.

Loss from continuing operations before income taxes in the Specialized Benefits Services segment was $1.1 million for the three months ended June 30, 2006, compared to $0.0 million for the same period last year.  The decrease for the three months ended June 30, 2006 was due to the items discussed above.

Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005

Revenues in the Specialized Benefits Services segment increased $1.6 million, or 12.2%, to $15.0 million for the six months ended June 30, 2006 from $13.3 million for the six months ended June 30, 2005, due to the positive impact of acquisitions of $1.5 million and to an Organic Revenue growth of $0.1 million. Specialized Benefits Services NCF represented 6.2% and 6.0% of our total consolidated NCF for the six months ended June 30, 2006 and 2005, respectively.

Total expenses in the Specialized Benefits Services segment increased $5.1 million, or 38.6%, to $18.5 million for the six months ended June 30, 2006 from $13.3 million for the six months ended June 30, 2005. The increase is primarily due to acquisitions. As a percentage of revenues, total expenses were 123.3% for the six months ended June 30, 2006, compared to 99.9% for the six months ended June 30, 2005. The increase in total expenses, as a percentage of revenues, was primarily due to the timing of enrollment revenues and expenses and the impact of one acquisition.   This acquisition is seasonal in nature and is expected to generate revenues in excess of expenses in the last half of this year.

Loss from continuing operations before income taxes in the Specialized Benefits Services segment was $3.5 million for the six months ended June 30, 2006, compared to $0.0 million for the same period last year.  The decrease for the six months ended June 30, 2006 was due to the items discussed above.

Corporate

	Three Months Ended June 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues..............................................................................	$ 51	$ (284)	(84.8)%	$ 335
Expenses:
Compensation and employee benefits expenses..........................	2,585	(486)	(15.8)%	3,071
Non-cash stock-based compensation...........................................	596	500	520.8%	96
Other operating expenses.............................................................	3,900	(1,280)	(24.7)%	5,180
Interest..........................................................................................	4,058	741	22.3%	3,317
Depreciation.................................................................................	301	(49)	(14.0)%	350

Total expenses..............................................................................	11,440	(574)	(4.8)%	12,014

Loss from continuing operations, before income taxes...............	$ (11,389)	$ 290	(2.5)%	$ (11,679)

	Six Months Ended June 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues..............................................................................	$ 123	$ (471)	(79.3)%	$ 594
Expenses:
Compensation and employee benefits expenses..........................	5,134	(1,009)	(16.4)%	6,143
Non-cash stock-based compensation...........................................	1,121	959	592.0%	162
Other operating expenses.............................................................	7,792	(990)	(11.3)%	8,782
Interest..........................................................................................	8,235	2,210	36.7%	6,025
Early extinguishment of debt.......................................................	2,093	2,093	NM	—
Depreciation.................................................................................	641	(72)	(10.1)%	713
Margin improvement plan expenses............................................	—	(1,552)	NM	1,552

Total expenses..............................................................................	25,016	1,639	7.0%	23,377

Loss from continuing operations, before income taxes...............	$ (24,893)	$ (2,110)	9.3%	$ (22,783)

Three Months Ended June 30, 2006 compared with Three Months Ended June 30, 2005

Revenues at the Corporate segment represent interest income.

Total expenses in the Corporate segment decreased $0.6 million, or 4.8%, to $11.4 million for the three months ended June 30, 2006 from $12.0 million for the three months ended June 30, 2005. The decrease was primarily due to a $1.3 million decrease in other operating expenses driven by a reduction in legal expense related to industry investigations and a $0.5 million decrease in compensation and employee benefits expenses driven by a more precise allocation of information technology costs to the operating segments.  These items were offset by a $0.7 million increase in interest expense due to increased borrowings at higher rates and $0.4 million in stock option expense in 2006. As a percentage of consolidated revenues, total Corporate expenses were 8.5% and 9.8% in the three months ended June 30, 2006 and 2005, respectively.

Loss from continuing operations before income taxes in the Corporate segment was $11.4 million and $11.7 million for the three months ended June 30, 2006 and 2005, respectively. The increased loss in 2006 was primarily due to the expenses noted above.

Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005

Revenues at the Corporate segment represent interest income.

Total expenses in the Corporate segment increased $1.6 million, or 7.0%, to $25.0 million for the three months ended June 30, 2006 from $23.4 million for the six months ended June 30, 2005. The increase was primarily due to a $2.2 million increase in interest expense due to increased borrowings at higher rates and a charge for early extinguishment of debt of $2.1 million, offset by a $1.6 million decrease in margin improvement plan expenses, a $1.0 million decrease in compensation and employee benefits expenses and a $1.0 million decrease in other operating expenses. The decreases in compensation and other operating expenses are due to the reasons noted above.  As a percentage of consolidated revenues, total Corporate expenses were 9.2% and 9.6% in the six months ended June 30, 2006 and 2005, respectively.

Loss from continuing operations before income taxes in the Corporate segment was $24.9 million and $22.8 million for the six months ended June 30, 2006 and 2005, respectively. The increased loss in 2006 was primarily due to the expenses noted above.

Liquidity and Capital Resources

Our debt consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Senior Credit Facility:
Term loan	$ 209,475	$ 211,512
Revolving credit facility...............................................................................................................................	20,000	—
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2014	22,457	21,518
Other long-term debt, primarily capital leases	4,986	3,502

Total debt	256,918	236,532
Current portion of long-term debt	(13,980)	(11,470)

Long-term debt	$ 242,938	$ 225,062

On March 24, 2006, we entered into a new $285.0 million senior secured credit facility. The credit facility is structured as follows: a $75.0 million revolving credit facility maturing in 2011, and a $210.0 million term loan, payable in quarterly installments of $0.5 million commencing on April 30, 2006. The last quarterly installment of $199.5 million is due on March 24, 2011, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to repay all amounts under the previously existing credit facility. We recorded approximately $1.8 million in fees and expenses related to the new credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, in connection with this transaction, we expensed as an early retirement of debt $2.1 million in remaining capitalized financing costs from our previous credit facility.

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

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 0.75% to 1.25% per annum or the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.25% per annum, based on our total leverage ratio as defined by the credit facility at the time of borrowing. Borrowings under the term loan bear interest, at our option, at a base rate plus an applicable margin ranging from 1.00% to 1.25% per annum or the Eurodollar rate plus an applicable margin, ranging from 2.00% to 2.25% per annum, based on our total leverage ratio as defined by the credit facility at the time of borrowing. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of from 0.375% to 0.500% per annum, based on our total leverage ratio as defined by the credit facility. The revolving credit facility may be used for acquisition financing and general corporate purposes. At June 30, 2006, we had $20.0 million of loans outstanding and $1.2 million outstanding for a letter of credit with remaining availability under the revolving credit facility for additional borrowings of $53.8 million.

The credit facility contains various limitations, including limitations on the payment of dividends, repurchase of our common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, substantially all of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility and each such subsidiary guarantees our obligations under the credit facility. At June 30, 2006, we were in compliance with all such covenants.

The significant financial covenants of our credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	2.10	3.00 maximum
Fixed Charge Coverage Ratio(a)	3.74	2.00 minimum

(a)

As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or divested.

The weighted-average interest rate on the term loan for the three months ended June 30, 2006 and 2005 was 7.28% and 5.54%, respectively.  The weighted-average interest rate on the term loan for the six months ended June 30, 2006 and 2005 was 7.16% and 5.32%, respectively.  The interest rate on the term loan at June 30, 2006 was 7.38%.  The interest rate on the revolving credit facility at June 30, 2006 was 9.50%.

Working capital decreased by $0.1 million to $55.5 million at June 30, 2006, compared to $55.6 million at December 31, 2005.

We maintain ratings on our counterparty credit and bank loan with Standard & Poor’s, Moody’s Investors Services and Fitch Ratings.  Standard & Poor’s has assigned us a BB- rating (with a negative outlook), Fitch a BB- rating and Moody’s Investors Services has rated us a B1.

We believe that our projected cash flows generated from operations, cash and cash equivalents on hand of $15.2 million and availability under our revolving credit facility of $53.8 million as of June 30, 2006 are sufficient to fund our estimated $14.0 million in debt principal repayments, our working capital needs and capital expenditures through at least June 30, 2007. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Cash and cash equivalents decreased by $12.1 million and increased by $29.7 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities totaled $24.5 million and $34.9 million for the six months ended June 30, 2006 and 2005, respectively, and is principally dependent upon income from continuing operations adjusted for non-cash items and other changes in non-fiduciary working capital accounts. The net effect of discontinued operations was an increase in cash flow from operating activities of $1.6 million for the six months ended June 30, 2006, compared to a decrease in cash flow of $1.6 million in the comparable prior year period.

Net cash used in investing activities totaled $51.5 million and $111.6 million for the six months ended June 30, 2006 and 2005, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $47.0 million and $108.9 million for the six months ended June 30, 2006 and 2005, respectively. The $47.0 million for the six months ended June 30, 2006, related primarily to the acquisition of Penn and seven books of business and contingent payments on earlier acquisitions. The $108.9 million for the six months ended June 30, 2005, primarily included the SGP and Patterson//Smith acquisitions. The payment of additional purchase price and retention-based acquisition payments is included in the preceding amounts for the six months ended June 30, 2006 and 2005. Capital expenditures amounted to $4.5 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively. Proceeds from discontinued investing activity operations were $2.1 million for the six months ended June 30, 2005.   There were no cash flows from discontinued investing activities in 2006.

Net cash provided by financing activities totaled $14.9 million and $106.4 million for the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2006, we refinanced debt of $210.0 million, borrowed $20.0 million on our revolving credit facility, made payments of $219.3 million for debt and paid $1.8 million for debt issuance costs. In the six months ended June 30, 2005, we increased our existing term loan, resulting in gross proceeds of $90.0 million, made payments of $15.5 million for debt and $0.8 million for debt issuance costs.  We raised $3.0 million of cash from the sale of our common stock as a result of stock options exercised and employee stock purchase plan transactions for the six months ended June 30, 2006. For the six months ended June 30, 2005, we raised $34.9 million in equity from the settlement of the remaining portion of our forward sale agreement and from stock options and employee stock purchase plan transactions. During the six months ended June 30, 2006 and 2005, we made payments to repurchase common stock of $2.4 million and $1.2 million, respectively.  The net effect of discontinued operations on financing activities was a reduction in cash flow of $1.1 million for the six months ended June 30, 2005.  There were no cash flows from discontinued financing activities in 2006.

Net income per share, on a diluted basis, was $0.26 and $0.05 for the six months ended June 30, 2006 and 2005, respectively. These amounts are based on approximately 57.8 and 55.6 million weighted-average shares outstanding as of June 30, 2006 and 2005, respectively. The increase was primarily due to a decrease in acquisition integration expense of $8.4 million, a decrease in margin improvement plan expense of $4.0 million and the positive impact of acquisitions and our margin improvement plan. Additionally, at June 30, 2006 as compared to June 30, 2005, our weighted-average shares outstanding increased due to share issuances for acquisitions and employee incentives, net of share repurchases.

Contractual Obligations

The table below summarizes our indebtedness and lease commitments as of June 30, 2006:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in thousands)

Credit facility	$ 229,475	$ 2,100	$ 4,200	$ 223,175	$ —
Other debt and capital lease obligations	27,443	11,880	15,430	55	78
Operating lease commitments xx	78,706	18,060	31,357	18,452	10,837
Variable rate interest obligations	118,265	16,998	36,629	37,281	27,357
Fixed rate interest obligations	1,607	912	663	32	—
Other	900	900	—	—	—

Total	$ 456,396	$ 50,850	$ 88,279	$ 278,995	$ 38,272

Credit Facility

See discussion above under “Liquidity and Capital Reserves.”

Other Debt and Capital Lease Obligations

At June 30, 2006 our other debt and capital lease obligations of $27.4 million consisted primarily of notes payable issued in conjunction with acquisitions. Some of these notes payable may be subject to reduction based on future performance of the respective acquired company to which each of these issuances related. At June 30, 2006, our capital lease obligations of $2.2 million related to purchases of furniture and equipment. In the past, we have used external financing to fund a portion of such purchases and plan to continue to do so in the future.

Operating Lease Commitments

Substantially all of our office space is leased under operating leases. Many of these leases have options permitting renewals for additional periods and provisions for escalations based on an inflation index.

Interest Obligations

At June 30, 2006, we had future interest obligations under fixed rate notes, primarily acquisition related, of $1.6 million.

Of our $256.9 million in long-term debt at June 30, 2006, $231.7 million was subject to variable interest rates, most of which is eligible to be prepaid. The variable interest rate payment projections in the table above assume that interest rates stay fixed at the June 30, 2006 rates and that we do not prepay any long-term debt with variable interest rates.

Other

At June 30, 2006, an obligation under a long-term service contract of $0.9 million is included in “Other”.

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when the contingency is resolved. At June 30, 2006, we estimate the future significant contingent purchase price payments to be between $22.3 million and $35.5 million. These payments will be payable in a combination of cash, common stock and debt. These amounts primarily relate to acquisitions and will be reflected on our financial statements as a liability and additional purchase price when the contingency is resolved. Including the $2.7 million in payments for the six months ended June 30, 2006, we estimate total contingent purchase price payments in 2006 of $8.5 million. Read Note 3, “Acquisitions” in our notes to condensed consolidated financial statements included herein.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $231.7 million of floating rate debt outstanding at June 30, 2006. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $2.3 million annual decrease in income from continuing operations before income tax expense. Except for the previously disclosed forward sale of our common stock, we currently do not engage in any derivatives or hedging transactions.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006.

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

There have been no significant changes in our internal controls over financial reporting during the six-month period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

USI HOLDINGS CORPORATION

Item 1. Legal Proceedings

We are subject to various claims, lawsuits and proceedings that arise in the normal course of business.  These matters principally consist of alleged errors and omissions in connection with the placement of insurance and rendering administrative or consulting services and are generally covered in whole or in part by insurance.  Except as qualified by the discussion set forth in Note 9, “Contingencies” in our condensed consolidated financial statements and which is incorporated herein by reference, on the basis of present information, anticipated insurance coverage and advice received from counsel, it is management’s opinion that the disposition or ultimate determination of these claims, lawsuits or proceedings will not have a material adverse effect on our consolidated results of operations.  Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.”  Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, which could materially adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Plan Category	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs*	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2006 through April 30, 2006	—	—	—	*
May 1, 2006 through May 31, 2006	106,109	$ 14.12	106,109	*
June 1, 2006 through June 30, 2006	—	—	—	*

Total	106,109		106,109

•

The Limited Stock Repurchase Plan was announced on May 10, 2004, under which our Board of Directors approved the use of proceeds, and tax-related benefit amounts, from stock option and warrant exercises to repurchase common stock.  The dollar amount approved for repurchases is based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.  Additionally, our Board of Directors authorized an expanded stock repurchase program that permits us to purchase shares of our common stock up to certain limits set forth within our credit facility.  In the second quarter of 2006, no shares were purchased under the expanded stock repurchase program.  We have the capacity under our credit facility to purchase up to $20.0 million of our common stock during 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 24, 2006, the following actions were taken:

1) Election of the Board of Directors comprised of the following members:

Nominee	Votes For	Votes Withheld
David L. Eslick	51,091,367	215,027
William L. Atwell	51,174,016	132,378
Ronald E. Frieden	51,129,155	177,239
Thomas A. Hayes	51,174,016	132,378
L. Ben Lytle	51,174,016	132,378
Robert A. Spass	50,510,844	795,550
Robert F. Wright	50,708,630	597,764

2) Vote to approve Amended and Restated Management Incentive Plan

Votes For	Votes Against	Abstain
47,094,262	407,255	37,425

3) Vote to approve Amended and Restated 2002 Equity Incentive Plan.

Votes For	Votes Against	Abstain
46,938,797	562,143	38,002

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USI HOLDINGS CORPORATION
(Registrant)

DATE: August 8, 2006	BY:	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Executive Vice President and Chief Financial Officer

USI HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.