Form 10-Q
period 2006-09-30
USI HOLDINGS CORP
filed 2006-11-09
CIK 1102643

                                                                                                                                         0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 2, 2006, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 58,403,542 shares.

USI HOLDINGS CORPORATION

INDEX

		Page No.
Part I. Financial Information

Forward-Looking Statements........................................................................................................................................		1

Item 1.	Financial Statements...................................................................................................................................	2

	Condensed Consolidated Balance Sheets–September 30, 2006 (unaudited) and December 31, 2005.......	2

	Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2006 and September 30, 2005.............................................................................................	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2006 and September 30, 2005...............................................................................................................	4

	Notes to Condensed Consolidated Financial Statements (unaudited)........................................................	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk....................................................................	42

Item 4.	Controls and Procedures.............................................................................................................................	42

Part II. Other Information		43

Item 1.	Legal Proceedings.......................................................................................................................................	43

Item 1A.	Risk Factors................................................................................................................................................	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds....................................................................	43

Item 3.	Defaults Upon Senior Securities.................................................................................................................	43

Item 4.	Submission of Matters to a Vote of Security Holders................................................................................	43

Item 5.	Other Information.......................................................................................................................................	43

Item 6.	Exhibits.......................................................................................................................................................	44

Signatures		45

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

Forward-looking statements are not historical facts, but instead represent management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. We can make no assurances regarding the likelihood of the acquisition transactions described in this report and it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning us, including factors that potentially could materially affect our financial results, are contained in our filings with the SEC. Some factors include: our ability to meet our objective of growing cash earnings per share; our ability to meet our objective of growing revenues organically and expanding our margins; successful consummation and integration of acquisitions; resolution of state Attorneys General investigations and other claims, including errors and omissions claims and claims related to certain of our business practices and our compensation arrangements with insurance companies; our ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures; the actual cost of resolution of contingent liabilities; passage of new legislation or the enactment of regulation affecting our business generally and our employee benefits business in particular; our ability to attract and retain key sales and management professionals; our level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; future expenses for integration and margin improvement efforts; future losses on the disposition of non-core operations; matters related to claims, lawsuits and related proceedings; and general economic conditions around the country. Our ability to grow has been largely attributable to acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

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

Item 1. Financial Statements

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Per Share Data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents............................................................................................................................	$ 20,509	$ 27,289
Fiduciary funds – restricted..........................................................................................................................	79,252	103,887
Premiums and commissions receivable, net of allowance for bad debts and policy cancellations of $9,016 and $7,300, respectively..............................................................................................................	257,126	244,372
Other.............................................................................................................................................................	22,402	25,048
Deferred tax asset.........................................................................................................................................	11,815	14,887
Current assets held for discontinued operations...........................................................................................	3,004	4,843

Total current assets..................................................................................................................................................	394,108	420,326

Goodwill..................................................................................................................................................................	446,697	405,490

Expiration rights......................................................................................................................................................	370,857	312,382
Other intangible assets............................................................................................................................................	54,329	50,800
Accumulated amortization......................................................................................................................................	(222,418)	(197,539)

Expiration rights and other intangible assets, net...................................................................................................	202,768	165,643

Property and equipment, net...................................................................................................................................	29,533	28,475
Other assets.............................................................................................................................................................	3,457	3,840

Total Assets............................................................................................................................................................	$ 1,076,563	$ 1,023,774

Liabilities and Stockholders’ Equity
Current liabilities:
Premiums payable to insurance companies..................................................................................................	$ 242,742	$ 259,286
Accrued expenses.........................................................................................................................................	71,660	77,120
Current portion of long-term debt................................................................................................................	12,838	11,470
Other.............................................................................................................................................................	13,126	16,829

Total current liabilities............................................................................................................................................	340,366	364,705

Long-term debt........................................................................................................................................................	280,365	225,062
Deferred tax liability	13,889	16,237
Other liabilities	6,022	7,789
Long-term liabilities held for discontinued operations...........................................................................................	426	—

Total Liabilities.....................................................................................................................................................	641,068	613,793

Stockholders’ equity:
Common stock—voting—par $.01, 300,000 shares authorized; 59,041 and 58,308 shares issued, respectively	590	583
Additional paid-in capital	672,035	663,436
Accumulated deficit	(226,247)	(246,073)
Less treasury stock at cost, 827 and 620 shares, respectively......................................................................	(10,883)	(7,965)

Total Stockholders’ Equity..................................................................................................................................	435,495	409,981

Total Liabilities and Stockholders’ Equity.........................................................................................................	$ 1,076,563	$ 1,023,774

See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net commissions and fees....................................................................	$ 126,301	$ 122,955	$ 368,989	$ 343,277
Contingents and overrides....................................................................	567	1,738	22,674	22,666
Investment income...............................................................................	1,212	1,062	3,917	2,604
Other income........................................................................................	3,615	1,512	6,625	3,287

Total Revenues.......................................................................................	131,695	127,267	402,205	371,834

Expenses:
Compensation and employee benefits.................................................	75,134	75,949	227,296	228,115
Other operating expenses.....................................................................	31,222	27,821	91,793	81,857
Amortization of intangible assets.........................................................	9,156	7,230	24,884	21,238
Depreciation.........................................................................................	2,535	2,467	7,510	7,168
Interest..................................................................................................	5,161	4,012	13,979	10,781
Early extinguishment of debt...............................................................	—	—	2,093	—

Total Expenses........................................................................................	123,208	117,479	367,555	349,159

Income from continuing operations before income tax expense.............	8,487	9,788	34,650	22,675
Income tax expense..................................................................................	3,647	4,298	14,824	9,907

Income from Continuing Operations...................................................	4,840	5,490	19,826	12,768
Loss from discontinued operations, net...................................................	—	(3,603)	—	(8,295)

Net Income..............................................................................................	$ 4,840	$ 1,887	$ 19,826	$ 4,473

Per Share Data – Basic:
Income from continuing operations.....................................................	$ 0.09	$ 0.10	$ 0.35	$ 0.23
Loss from discontinued operations, net...............................................	—	(0.07)	—	(0.15)

Net Income Per Common Share...........................................................	$ 0.09	$ 0.03	$ 0.35	$ 0.08

Per Share Data – Diluted:
Income from continuing operations.....................................................	$ 0.08	$ 0.09	$ 0.34	$ 0.23
Loss from discontinued operations, net...............................................	—	(0.06)	—	(0.15)

Net Income Per Common Share...........................................................	$ 0.08	$ 0.03	$ 0.34	$ 0.08

 See notes to condensed consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Income from continuing operations..............................................................................................................................	$ 19,826	$ 12,768
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets...........................................................................................................	24,884	21,238
Depreciation............................................................................................................................................	7,510	7,168
Non-cash stock-based compensation......................................................................................................	5,187	1,708
Provision for (benefit from) deferred income taxes...............................................................................	1,419	(1,289)
Loss (gain) on disposal of assets............................................................................................................	102	(223)
Provision for bad debts and policy cancellations...................................................................................	1,727	978
Other non-cash items..............................................................................................................................	797	1,199
Changes in operating assets and liabilities (net of purchased/divested companies):
Fiduciary funds-restricted...........................................................................................................	24,635	20,108
Premiums and commissions receivable......................................................................................	(6,295)	8,922
Other assets.................................................................................................................................	6,942	4,763
Premiums payable to insurance companies................................................................................	(26,787)	(29,511)
Accrued expenses and other liabilities.......................................................................................	(12,964)	(1,453)

Net cash provided by continuing operating activities..................................................................................................	46,983	46,376
Net cash provided by (used in) discontinued operating activities................................................................................	1,839	(1,725)

Net Cash Provided by Operating Activities.............................................................................................................	48,822	44,651

Investing Activities
Cash paid for businesses acquired and related costs.....................................................................................................	(100,805)	(121,005)
Cash obtained (funded) from businesses acquired.......................................................................................................	514	(1,925)
Purchases of property and equipment...........................................................................................................................	(8,719)	(6,741)
Proceeds from sale of assets..........................................................................................................................................	78	3

Net cash used in continuing investing activities...........................................................................................................	(108,932)	(129,668)
Net cash provided by discontinued investing activities	—	6,167

Net Cash Used in Investing Activities.......................................................................................................................	(108,932)	(123,501)

Financing Activities
Proceeds from issuance of long-term debt....................................................................................................................	275,582	94,533
Payments of long-term debt issuance costs...................................................................................................................	(1,977)	(819)
Payments of long-term debt..........................................................................................................................................	(222,935)	(19,167)
Proceeds from issuance of common stock....................................................................................................................	5,032	36,163
Payments for repurchases of common stock.................................................................................................................	(2,918)	(3,064)
Gross excess tax benefits from exercise of stock options.............................................................................................	546	—

Net cash provided by continuing financing activities...................................................................................................	53,330	107,646
Net cash used in discontinued financing activities.......................................................................................................	—	(1,564)

Net Cash Provided by Financing Activities.............................................................................................................	53,330	106,082

(Decrease) increase in cash and cash equivalents.........................................................................................................	(6,780)	27,232
Cash and cash equivalents at beginning of period........................................................................................................	27,289	2,867

Cash and Cash Equivalents at End of Period..........................................................................................................	$ 20,509	$ 30,099

Supplemental disclosures of cash flow information:
Cash paid for interest..............................................................................................................................	$ 12,816	$ 8,256
Cash paid for taxes..................................................................................................................................	$ 9,344	$ 3,696
Supplemental schedule of non-cash activities:
Common stock issued for acquisitions, primarily intangibles................................................................	$ —	$ 28,792
Debt and other liabilities issued/assumed for acquisitions, primarily intangibles.................................	$ 16,090	$ 32,280
Long-term debt issued for insurance premium financing.......................................................................	$ 4,971	$ 4,441
Other long-term debt issued primarily for earn-out payments...............................................................	$ —	$ 658
Common stock issued for reduction in liabilities...................................................................................	$ —	$ 8,173

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the expected impact of FIN 48 on its financial statements.

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
December 31, 2005................................................................	$ 324,463	$ 43,712	$ 37,315	$ 405,490
Goodwill acquisitions/adjustments.........................................	32,623	6,429	2,155	41,207

September 30, 2006...............................................................	$ 357,086	$ 50,141	$ 39,470	$ 446,697

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

The Company’s intangible assets by asset class were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-Average Amortization period
September 30, 2006
Expiration rights	$ 370,857	$ (181,220)	$ 189,637	9.5 years
Covenants not-to-compete	52,222	(41,198)	11,024	6.7 years
Other	2,107	—	2,107	5.0 years

Total	$ 425,186	$ (222,418)	$ 202,768

December 31, 2005
Expiration rights	$ 312,382	$ (158,188)	$ 154,194	9.6 years
Covenants not-to-compete	48,088	(39,351)	8,737	6.9 years
Other	2,712	—	2,712	5.0 years

Total	$ 363,182	$ (197,539)	$ 165,643

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Amortization expense for intangible assets was $9,156 and $7,230 for the three months ended September 30, 2006 and 2005, respectively, and $24,884 and $21,238 for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense for intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $33,895, $34,386, $31,708, $27,899 and $26,339, respectively.

At September 30, 2006, other intangible assets included deferred financing costs related to the Company’s credit facility. The Company charged $113 and $286 to interest expense for the amortization of these costs in the three months ended September 30, 2006 and 2005, respectively, and $489 and $847 for the nine months ended September 30, 2006 and 2005, respectively.   Also, during the nine months ended September 30, 2006, the Company expensed $2,093 of its deferred financing costs in connection with the refinancing of its credit facility (see Note 4, “Long-Term Debt”).

With the exception of goodwill, the Company has no intangible assets with indefinite lives.

The Company did not note any indicators that required a write-off of goodwill or other intangible assets during the three and nine months ended September 30, 2006.

3. Acquisitions

During the nine-month period ended September 30, 2006, the Company acquired the stock or substantially all of the assets of the following companies in exchange for notes, cash and future contingent consideration.  These acquisitions were accounted for using the purchase accounting method for recording business combinations.

Name and effective date of acquisition	Common shares issued	Common share value	Cash paid/ to be paid	Debt and other liabilities issued/ assumed	Total purchase price
Frederick E. Penn (PENN), 6/29/06	—	$ —	$ 35,100	$ 3,900	$ 39,000
Frank Siddons Insurance (SIDDONS), 7/12/06	—	—	2,460	—	2,460
Tandem Benefits (TANDEM), 7/27/06.............	—	—	10,054	—	10,054
Universal American Insurance Agency, Inc. (LENNAR), 8/18/06.....................................	—	—	18,500	—	18,500
Leader Associates (LEADER), 9/1/06..............	—	—	20,363	—	20,363
Other	—	—	4,343	486	4,829

Total	—	$ —	$ 90,820	$ 4,386	$ 95,206

“Other” includes the asset acquisitions of ten books of business during the nine months ended September 30, 2006.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Certain acquisitions and book of business purchases are structured with contingent purchase price obligations, otherwise referred to as earn-outs. The Company utilizes the contingent purchase price structure in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. At September 30, 2006, the amount of future contingent purchase price payments that we could be required to pay for prior acquisitions is estimated to be between $32,136 and $52,533 through 2011. At current performance levels, we estimate that future contingent payments will be approximately $40,963.  The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations. In accordance with GAAP, the Company has not recorded a liability for these items in its balance sheet, as the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the amounts that are ultimately paid are likely to be different from these estimates. These obligations change from period to period, primarily as a result of payments made during the current period and changes in the acquired asset’s performance.  For the nine months ended September 30, 2006 and 2005, the Company made contingent payments of $5,391 and $2,811, respectively. Other cash paid related to acquisitions totaled $4,595, which includes purchases of books of business, costs paid in conjunction with acquisitions and cash paid for settlement of acquisition-related accruals.  The Company paid $1,127 and $1,267 in long-term debt payments related to acquisitions during the nine months ended September 30, 2006 and 2005, respectively.

The following is a summary of the estimated fair values of the net assets acquired on the acquisition date based on preliminary purchase price allocations.

	PENN	SIDDONS	TANDEM	LENNAR	LEADER	Other	Total
Current assets............................................	$ 7,133	$ 1,775	$ 1,674	$ —	$ 80	$ —	$ 10,662
Property and equipment, net.....................	90	—	263	—	—	—	353
Expiration rights.......................................	16,610	2,259	3,516	17,680	8,255	5,140	53,460
Covenants not-to-compete........................	1,246	119	264	930	619	25	3,203
Goodwill...................................................	23,669	—	5,010	—	11,684	—	40,363

Total assets acquired.................................	$ 48,748	$ 4,153	$ 10,727	$ 18,610	$ 20,638	$ 5,165	$108,041
Total liabilities assumed, less debt and other liabilities issued/assumed............	$ 9,748	$ 1,693	$ 673	$ 110	$ 275	$ 336	$ 12,835

Total net assets acquired...........................	$ 39,000	$ 2,460	$ 10,054	$ 18,500	$ 20,363	$ 4,829	$ 95,206

Included in liabilities in the table above is $1,345 of acquisition-related expenses.

The excess of the preliminary purchase price over the estimated fair value of the tangible net assets valued as of the acquisition date was allocated to expiration rights and covenants not-to-compete, with the remaining balance to goodwill, in the amounts of $53,460, $3,203 and $40,363, respectively, of which $47,685, $2,939 and $35,353 are expected to be deductible for income tax purposes. Preliminary purchase price allocations are established at the time of the acquisition and are reviewed within the first year of ownership upon completion of an acquired asset valuation or for other required adjustments. The Company is currently in the process of performing asset valuations on the Penn, Siddons, Tandem, Lennar and Leader acquisitions. Accordingly, amounts preliminarily allocated to goodwill and other intangible assets may be adjusted upon completion of the valuations. Such amounts may be material and would primarily represent reclassifications between goodwill and other intangible assets and related adjustments to amortization expense.

Expiration rights and covenants not-to-compete are typically amortized on a straight-line basis over a useful life of approximately 10 years and 7 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. The Company reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of the most recent impairment review, the Company did not note any indicators that would cause a write-off of goodwill in continuing operations. However, the Company did record impairment

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

charges in the three and nine months ended September 30, 2005 of $1,054 and $5,688, respectively, on goodwill and other intangible assets in Discontinued Operations (see Note 5, “Discontinued Operations”).

The Company’s consolidated financial statements for the nine months ended September 30, 2006 include the results of operations of companies acquired from the date of their respective acquisitions.  The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Total revenues...................................................................	$ 134,641	$ 135,071	$ 423,478	$ 400,878

Income from continuing operations before income tax expense..........................................................................	8,919	10,372	36,435	25,409

Net income........................................................................	5,087	2,221	20,848	6,037

Net income per share:
Basic.................................................................................	0.09	0.04	0.37	0.11
Diluted..............................................................................	0.09	0.04	0.36	0.11

Weighted average shares outstanding:
Basic.................................................................................	56,786	56,681	56,791	55,712
Diluted..............................................................................	57,619	57,409	57,767	56,303

4. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Senior credit facility:
Term loan	$ 208,950	$ 211,512
Revolving credit facility...........................................................................................................	60,000	—
Other debt:
Notes issued in connection with acquisitions, due various dates through 2014 at interest rates from 3% to 10%	20,763	21,518
Other long-term debt, primarily capital leases	3,490	3,502

Total debt	293,203	236,532
Current portion of long-term debt	(12,838)	(11,470)

Long-term debt	$ 280,365	$ 225,062

Substantially all of the assets of the Company and the stock of its subsidiaries are pledged as collateral securing its long-term debt.

On March 24, 2006, the Company entered into a new $285,000 senior secured credit facility. The credit facility is structured as follows: a $75,000 revolving credit facility maturing in 2011, and a $210,000 term loan, payable in quarterly installments of $525 commencing on April 30, 2006. The last quarterly installment of $199,500 is due on March 24, 2011, the maturity date of the term loan. The proceeds from borrowings under the new credit facility were drawn to repay all amounts under the previously existing credit facility. The Company recorded approximately $1,977 in fees and expenses related to the new credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, in connection with this transaction, the Company expensed as an early retirement of debt $2,093 in remaining capitalized financing costs from its previous credit facility.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Both the term loan and the revolving credit facility have an “accordion” feature, which allows the Company to expand its borrowings under each up to $310,000 and $100,000, respectively, without lender approval.  For any increase in borrowings under this accordion feature, the Company will need to show pro forma compliance with all existing covenants and limitations under the credit facility and specific pricing levels on new borrowings would be subject to market conditions and demand from lenders (see Note 12, “Subsequent Events”).

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 0.75% to 1.25% per annum or the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.25% per annum, based on the Company’s total leverage ratio as defined in the credit facility at the time of borrowing. Borrowings under the term loan bear interest, at the Company’s option, at either a base rate plus an applicable margin ranging from 1.00% to 1.25% per annum or the Eurodollar rate plus an applicable margin, ranging from 2.00% to 2.25% per annum, based on the Company’s total leverage ratio as defined in the credit facility at the time of borrowing. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of from 0.375% to 0.500% per annum, based on the Company’s total leverage ratio as defined in the credit facility. The revolving credit facility may be used for acquisition financing and general corporate purposes. At September 30, 2006, the Company had $60,000 of loans outstanding and $1,215 outstanding for a letter of credit with remaining availability under the revolving credit facility for additional borrowings of $13,785.

The credit facility contains various limitations, including limitations on the payment of dividends, repurchases of the Company’s common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, substantially all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each such subsidiary guarantees the Company’s obligations under the credit facility. At September 30, 2006, the Company was in compliance with all such covenants.

The weighted-average interest rate on the term loan for the three months ended September 30, 2006 and 2005 was 7.63% and 6.02%, respectively.  The weighted-average interest rate on the term loan for the nine months ended September 30, 2006 and 2005 was 7.32% and 5.55%, respectively.  The interest rate on the term loan at September 30, 2006 was 7.75%.  The weighted-average interest rate on the revolver loans for the three months ended September 30, 2006 was 7.92%.  The weighted-average interest rate on the revolver loans for the nine months ended September 30, 2006 and 2005 was 7.95% and 5.92%, respectively.  There were no revolver loans outstanding for the three months ended September 30, 2005.

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

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The assets of discontinued operations consisted of deferred tax assets in the amount of $3,004 and $4,843 as of September 30, 2006 and December 31, 2005, respectively.  The liabilities of discontinued operations consisted of deferred tax liabilities in the amount of $426 and $0 as of September 30, 2006 and December 31, 2005, respectively.

The results from discontinued operations for the three and nine months ended September 30, 2005 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Revenues..................................................................................................	$ 248	$ 4,228

Expenses:
Compensation and employee benefits.................................................	646	3,895
Other operating expenses.....................................................................	4,525	8,268
Amortization of intangible assets.........................................................	—	152
Depreciation.........................................................................................	30	67
Interest..................................................................................................	23	106
Impairment of long-lived assets...........................................................	1,054	5,688

Total Expenses.........................................................................................	$ 6,278	$ 18,176

Loss from discontinued operations..........................................................	(6,030)	(13,948)
Income tax benefit...................................................................................	2,427	5,653

Loss from discontinued operations, net...................................................	$ (3,603)	$ (8,295)

No income or loss from discontinued operations was recorded for the three or nine months ended September 30, 2006.

For the three and nine months ended September 30, 2006, the Company recorded revenue of $6 and $42, respectively.  The Company also recorded expenses for the same periods of $451 and $684, respectively, before taxes, primarily due to the development of errors and omissions claims and related legal costs arising from its operations previously classified as discontinued. These amounts are classified in continuing operations, as all of the assets of the operations have been sold and any further activity is not directly related to the sale.

6. Common Stock

Subject to limits set forth in its credit facility, the Company may, at management’s discretion, repurchase shares on the open market or in private transactions under its stock repurchase plans.  The first such plan was established in 2004 in order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its voting common stock. The amount and timing of repurchases will be based upon the number of shares of voting common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.  During the three and nine-month periods ended September 30, 2006, the Company purchased 38 and 208 shares of its voting common stock, respectively, for $492 and $2,918, respectively, on the open market under this stock repurchase plan.

The second plan is an expanded stock repurchase program that permits the Company to purchase shares of its common stock up to certain limits set forth within its credit facility.  In 2006, the Company has the capacity to purchase up to $20,000 of its common stock.  The Company made no such purchases of its common stock under the expanded plan during the three and nine-month periods ended September 30, 2006.

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

For the three and nine months ended September 30, 2006, the adoption of SFAS No. 123R resulted in stock-based compensation expense of $905 and $2,616, respectively, comprised of $860 and $2,429, respectively, related to the expensing of stock options and $45 and $187, respectively, related to the compensatory nature of the discount given to employees who participate in the employee stock purchase plan.  This expense decreased income from continuing operations before income taxes and net income for the three and nine months ended September 30, 2006, by $905 and $2,616, respectively, and $517 and $1,512, respectively.  For the three and nine months ended September 30, 2006, the effect of adopting SFAS No. 123R resulted in a net decrease of $0.01 and $0.03 per share on basic and diluted earnings per share (“EPS”), respectively.  Also for the nine months ended September 30, 2006, cash flows provided by financing activities increased and cash flows used in operating activities decreased, each by $546, representing the gross excess tax benefits derived from the exercise of stock options.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25 to account for its stock-based awards.  The following table details the effect on net income and EPS had compensation expense for the employee stock-based awards been recorded in the three and nine months ended September 30, 2005 based on the fair value method under SFAS No. 123.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported...................................................................................................	$ 1,887	$ 4,473
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.............................................................................................	472	962
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects........................................................	(961)	(2,242)

Pro forma net income......................................................................................................	$ 1,398	$ 3,193

EPS – basic:
As reported.................................................................................................................	$ 0.03	$ 0.08

Pro forma....................................................................................................................	$ 0.02	$ 0.06

EPS – diluted:
As reported.................................................................................................................	$ 0.03	$ 0.08

Pro forma....................................................................................................................	$ 0.02	$ 0.06

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The following is a summary of all of the Company’s stock option activity and related information for the nine months ended September 30, 2006:

	Shares under option	Weighted-average exercise price per share

January 1, 2006......................................................................	5,700	$ 10.75
Granted...................................................................................	629	14.56
Exercised................................................................................	(392)	10.13
Expired/forfeited/other...........................................................	(124)	13.21
September 30, 2006................................................................	5,813	$11.15

The following is a summary of all of the Company’s non-vested share award activity and related information for the nine months ended September 30, 2006:

	Non-vested shares under option	Weighted-average grant price per share

January 1, 2006......................................................................	927	$ 12.06
Granted...................................................................................	421	14.42
Forfeited.................................................................................	(37)	12.36
Expired/other..........................................................................	(97)	13.07
September 30, 2006................................................................	1,214	$12.80

The weighted-average grant date fair value of options granted for the three months ended September 30, 2005 was $5.07.  There were no options granted in the three months ended September 30, 2006.  The weighted-average grant date fair value of options granted for the nine months ended September 30, 2006 and 2005 was $4.85 and $4.47 per share, respectively.

The total fair value of options exercised during the three months ended, September 30, 2006 and 2005 was $605 and $328, respectively.  The Company received $1,944 and $1,023 in gross proceeds from the exercise of stock options for the three months ended September 30, 2006 and 2005, respectively.  The Company realized tax benefits from these exercises of $198 and $73 for the three months ended September 30, 2006 and 2005, respectively.  The total fair value of stock options vested in the three-month periods ended September 30, 2006 and 2005 was $222 and $214, respectively.

The total fair value of options exercised during the nine months ended, September 30, 2006 and 2005 was $1,365 and $1,269, respectively.  The Company received $4,472 and $3,911 in gross proceeds from the exercise of stock options for the nine months ended September 30, 2006 and 2005, respectively.  The Company realized tax benefits from these exercises of $546 and $229 for the nine months ended September 30, 2006 and 2005, respectively.  The total fair value of stock options vested in the nine-month periods ended September 30, 2006 and 2005 was $1,508 and $2,258, respectively.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2006:

	Outstanding	Exercisable
Number of options................................................................................	5,813	4,036
Weighted-average exercise price..........................................................	$11.15	$10.77
Aggregate fair value..............................................................................	$22,734	$15,065
Weighted-average contractual term remaining.....................................	5.60 years	6.38 years

The fair value of each option award is based on the date of grant using the Black-Scholes option valuation model which uses the assumptions set forth in the table below for the awards granted during the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average risk-free interest rate...........................................	N/A	4.1%	4.9%	4.1%
Dividend yield..................................................................................	N/A	0.0%	0.0%	0.0%
Weighted-average volatility factor of the Company’s common stock.............................................................................................	N/A	34.9	23.7	31.2
Weighted-average expected life of option........................................	N/A	6 years	6 years	6 years
Weighted-average Black-Scholes value...........................................	N/A	$ 5.07	$4.85	$ 4.47

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

As of September 30, 2006, it is estimated that there is $4,169 of future stock-based compensation expense for non-vested options.  This amount is to be expensed over a weighted-average period of 1.5 years.

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

The following tables show the income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2006
Revenues....................................................................................................	$ 120,244	$ 11,443	$ 8	$ 131,695
Compensation and other operating expenses.............................................	87,885	9,444	7,081	104,410
Depreciation and amortization...................................................................	10,258	1,070	363	11,691
Interest expense..........................................................................................	236	102	4,823	5,161
Non-cash stock-based compensation.........................................................	1,281	61	604	1,946

Income (loss) from continuing operations before income taxes................	$ 20,584	$ 766	$ (12,863)	$ 8,487

2005
Revenues....................................................................................................	$ 116,016	$ 10,844	$ 407	$ 127,267
Compensation and other operating expenses.............................................	87,987	7,900	7,044	102,931
Depreciation and amortization...................................................................	8,499	832	366	9,697
Interest expense..........................................................................................	255	86	3,671	4,012
Non-cash stock-based compensation.........................................................	713	13	113	839

Income (loss) from continuing operations before income taxes................	$ 18,562	$ 2,013	$ (10,787)	$ 9,788

	Nine Months Ended September 30,
	Insurance Brokerage	Specialized Benefits Services	Corporate	Total
2006
Revenues....................................................................................................	$ 375,666	$ 26,408	$ 131	$ 402,205
Compensation and other operating expenses.............................................	268,308	25,590	20,007	313,905
Depreciation and amortization...................................................................	28,320	3,070	1,004	32,394
Interest expense..........................................................................................	613	308	13,058	13,979
Early extinguishment of debt.....................................................................	—	—	2,093	2,093
Non-cash stock-based compensation.........................................................	3,291	168	1,725	5,184

Income (loss) from continuing operations before income taxes................	$ 75,134	$ (2,728)	$ (37,756)	$ 34,650

2005
Revenues....................................................................................................	$ 346,655	$ 24,178	$ 1,001	$ 371,834
Compensation and other operating expenses.............................................	265,340	19,404	23,520	308,264
Depreciation and amortization...................................................................	24,886	2,441	1,079	28,406
Interest expense..........................................................................................	810	275	9,696	10,781
Non-cash stock-based compensation.........................................................	1,402	30	276	1,708

Income (loss) from continuing operations before income taxes................	$ 54,217	$ 2,028	$ (33,570)	$ 22,675

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

9.  Contingencies

Since October 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. The Company has received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of the State of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. The Company has also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information. The Company believes the investigations center upon, among other items, alleged non-disclosure of contingent compensation arrangements and other allegedly unlawful business practices. The Company has cooperated fully with these requests and intends to continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests.

In addition to the state Attorney General investigations described above, a number of state departments of insurance have begun inquiries into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. The Company has received and responded to, or is in the process of responding to, inquiries from insurance regulators in several states.

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

Since October 2004, the industry’s long-standing contingent commission agreements have been a focal point of scrutiny by various regulators and, in fact, with the exception of the settlement entered into by HRH, which included an agreement that HRH would discontinue acceptance of only certain types of contingent compensation, the settlement agreements of the other above-referenced brokers provided that these brokers would discontinue acceptance of all contingent commissions.  Moreover, certain insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to accept significant modifications to the circumstances under which they will pay contingent commissions.  Indeed, certain carriers have agreed to settlements which provide for the termination on their part of the payment of contingent commissions in certain lines of insurance if certain market conditions exist.  These insurance carriers have, in certain cases, also agreed to pay substantial sums, change their business practices and support future legislative efforts to ban the payment and receipt of such commissions.  Although the Company has chosen to make certain related business practice changes, it has not paid any amounts to government authorities and also has not discontinued accepting contingent commissions.  Additionally, although market or other external forces may ultimately cause the Company’s contingent commission agreements to cease or be substantially limited and/or restructured, during the nine months ended September 30, 2006, the Company received a substantial majority of the contingent commissions payable

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

under the agreements in place for 2005.  Furthermore, the Company’s carriers, with whom it has historically had contingent arrangements, have entered into 2006 contingent commission agreements in a form and structure generally consistent with prior agreements. Revenues from contingent and override commissions were $567 and $1,738 for the three months ended September 30, 2006 and 2005, respectively, and $22,674 and $22,666 for the nine months ended September 30, 2006 and 2005, respectively.

Industry Class Action Litigation.    The Company has been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court, Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. The Company was also named as a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853.  In April 2005, the Company was served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et al. v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W and later removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon the Company in May 2005. This action was removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing on the Company’s part. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings.  Subsequently, the Judicial Panel on Multidistrict Litigation also transferred the Palm Tree and Bensley lawsuits to the same court for the same purposes.  Recently, the plaintiff in Bensley withdrew its claims.

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey (the “Court”), the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Amended Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against the Company based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than the Company. The Company has moved to dismiss the Consolidated MDL Complaints and has also opposed plaintiffs’ motions for class certification.  Recently, in response to the Court’s directive that the plaintiffs further substantiate their claims in writing, the plaintiffs submitted more particularized allegations against the various defendants.  None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions.

The Company believes it has substantial defenses to the claims made in these class action proceedings and intends to defend itself vigorously; however, because the cases are in their early stages, the sufficiency of the complaints has not yet been tested, the plaintiff class has not yet been certified, and discovery is ongoing, the Company is unable to provide a reasonable estimate of the range of possible loss attributable to these class action proceedings or the impact they may have on its results of operations or its cash flows (to the extent not covered by insurance). Consequently, the Company has not recorded a loss contingency for any of these lawsuits.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Graham Litigation.  On February 8, 2005, the William A. Graham Company commenced an action in the United States District Court for the Eastern District of Pennsylvania against USI MidAtlantic, Inc. (a subsidiary of the Company) and Thomas P. Haughey, an employee of USI MidAtlantic. Graham v. Thomas P. Haughey and USI MidAtlantic, Inc., Civ. No. 05-612 (E.D.Pa.). The plaintiff, a previous employer of Mr. Haughey, alleged claims of breach of contract and copyright infringement, alleging that the defendants used materials derived from plaintiff's copyrighted insurance manuals to solicit and obtain insurance business.  After leaving the plaintiff’s employment in 1992, Mr. Haughey became employed by Flannigan, O’Hara and Gentry, a company subsequently acquired by the Company in 1995. The plaintiff sought damages representing all of the commissions earned by defendants from every client that received any proposal that contained any information copied from plaintiff's manuals, including clients who chose the defendants as their broker during the period 1992 through 2005.  The breach of contract claims and certain of the copyright claims were dismissed in part by the trial judge’s favorable rulings to USI MidAtlantic and Mr. Haughey on summary judgment. The plaintiff’s remaining copyright infringement claims were tried before a jury during the week of June 19, 2006.  During the trial, the plaintiff withdrew its remaining breach of contract claims, leaving only its copyright infringement claim.  On June 27, 2006, the jury returned a verdict in favor of the plaintiff. On June 28, 2006, judgment was entered in plaintiff’s favor against USI MidAtlantic in the amount of $16,561 and against Mr. Haughey in the amount of $2,297.  On June 28, 2006, the Company announced publicly its intention to immediately seek relief from the judgment in the form of a motion for a judgment as a matter of law or, in the alternative, a new trial. On July 13, 2006, the defendants renewed their motion, made during the trial, for judgment as a matter of law and also moved in the alternative for a new trial.  On July 27, 2006, the defendants filed their memorandum citing the following reasons, among others, as support for the defendants’ motions: (1) plaintiff failed to meet its burden to prove that its materials are subject to copyright protection; (2) plaintiff failed to meet its burden to prove a legally sufficient causal link or nexus between the alleged infringement and the damages awarded; (3) the weight of the evidence does not support the jury’s apportionment of the defendants’ commission between those that are attributable to the alleged infringement and those that are attributable to other factors; (4) the amount of the verdict is excessive, resulted in a miscarriage of justice, is against the weight of the evidence presented during trial, is unreasonable, and shocks the conscience.   On August 31, 2006, plaintiff filed an opposition to defendants’ motion, and defendants filed reply papers on September 14, 2006.  In the event the motions are not granted, the defendants intend to pursue an appeal to the United States Court of Appeals for the Third Circuit challenging, among other things, the trial court’s ruling that the applicable three-year statute of limitations accrues upon plaintiff’s discovery of the infringement, rather than upon each infringement.  On July 14, 2006, USI MidAtlantic posted a bond in the amount of $20,744 with the Court, thereby obtaining a stay of enforcement proceedings on the judgment pending the Court’s rulings on the post-trial motions.  This bond has been collateralized by a cash deposit of $4,149.  This amount is reported as part of the Company's operating cash balance at September 30, 2006.  On July 12, 2006, the plaintiff filed a motion to amend the judgment to add an award of prejudgment interest.  Plaintiff seeks $8,051 in prejudgment interest with respect to the judgment against USI MidAtlantic and $1,117 in prejudgment interest with respect to the judgment against Mr. Haughey. The defendants filed an opposition to that motion.  On October 13, 2006, plaintiff filed a bill of costs seeking an award of $337 in costs.  On October 20, 2006, the district court held a hearing on the defendants’ motion for judgment as a matter of law or for a new trial and the plaintiff’s motion to amend the judgment to add an award of prejudgment interest.  It is not possible to predict when the court may rule on these motions.

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

After consideration of the federal district court post-trial process, including the reasons supporting the motion for judgment as a matter of law or a new trial and potential issues available on appeal, the Company has determined that no increase in its $100 contingency reserves as of September 30, 2006 for this case is warranted under the circumstances. Until future events occur related to the post-trial and appellate process, including potential adjudication of those questions, management is unable to reasonably estimate, at this point in time, the amount of any loss within the possible range of zero up to the full judgment, plus pre-judgment and post-judgment interest. Through September 30, 2006, the Company has recorded approximately $1,000 in expenses related to this case, primarily representing incurred legal costs.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

Rodenfels Litigation.  In October 2003, the Company acquired BMI Insurance Services, Inc.  (“BMI”), an insurance agency based in Long Beach, California.  In June 2005, the Company filed a lawsuit against Christopher Rodenfels (“Rodenfels”), who had been the majority owner of BMI, alleging, among other things, breach of Rodenfels’ fiduciary and contractual duties as an employee in connection with the integration of BMI into the Company.  USI of Southern California Insurance Services, Inc., et al., v. Rodenfels, Case No. BC 335639 (Los Angeles County Superior Court).  The lawsuit seeks to recover compensatory damages of approximately $6,000, as well as punitive damages.  In addition to denying the Company’s allegations, Rodenfels cross-claimed against the Company, alleging, among other things, fraud, breach of contract, wrongful termination and labor law violations. Rodenfels seeks damages in excess of $14,000, inclusive of more than $10,000 in alleged lifetime lost earnings and other damages caused by alleged fraud in connection with the Company’s acquisition of BMI.

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

Non-expert discovery was concluded on October 30, 2006, with trial scheduled for November 29, 2006. Both the Company and Rodenfels filed motions for summary adjudication as to certain claims, and on October 30, 2006, the Court denied all such motions.  The Company believes the material claims asserted by Rodenfels are without merit and that the probability of exposure to loss in connection therewith is remote and has, therefore, not recognized any loss in the statement of operations with respect to this matter.

10. Integration Efforts, Margin Improvement Plan and Other Accruals

For the three and nine months ended September 30, 2005, the Company recorded $31 and $8,463 in expenses primarily related to the restructuring of certain SGP sales professionals’ and executives’ employment agreements, respectively.  In exchange for cash and/or restricted stock consideration, existing employment agreements were amended to conform to the Company’s standard compensation structure for sales professionals and regional executives.

For the three and nine months ended September 30, 2005, the Company recorded $2,921 and $6,951 in expenses primarily for employee severance and related benefits in connection with the margin improvement plan, respectively.  No such significant margin improvement plan or other expenses were recorded in the three months ended September 30, 2006.

The following table summarizes transactions related to the margin improvement plan and acquisition integration costs:

	Terminated employee severance liability	Producer compensation restructuring liability	Terminated office lease costs liability	Total

December 31, 2005................................	$ 4,135	$ 1,400	$ 587	$ 6,122
Used in year........................................	(3,009)	(1,072)	(519)	(4,600)

September 30, 2006................................	$ 1,126	$ 328	$ 68	$ 1,522

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

The following table summarizes transactions related to an exit activity as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” that were recorded in prior years:

	Terminated employee severance liability	Terminated office lease costs liability	Total
Liability at December 31, 2005	$ 2,911	$ 509	$ 3,420
Amount paid related to exit activity	(2,858)	(442)	(3,300)

Liability at September 30, 2006........................	$ 53	$ 67	$ 120

11. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,
	2006	2005
Numerator:
Income from continuing operations	$ 4,840	$ 5,490
Loss from discontinued operations, net	—	(3,603)

Numerator for basic EPS-income available to common stockholders	$ 4,840	$ 1,887

Denominator:
Weighted-average shares outstanding used in calculation of basic EPS	56,786	56,681
Dilutive effect of potential common share issuances using the treasury stock method	833	728

Weighted-average shares outstanding used in calculation of diluted EPS	57,619	57,409

EPS - basic:
Income from continuing operations	$ 0.09	$ 0.10
Loss from discontinued operations, net	—	(0.07)

Net income	$ 0.09	$ 0.03

EPS - diluted:
Income from continuing operations	$ 0.08	$ 0.09
Loss from discontinued operations, net	—	(0.06)

Net income	$ 0.08	$ 0.03

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

	Nine Months Ended September 30,
	2006	2005
Numerator:
Income from continuing operations	$ 19,826	$ 12,768
Loss from discontinued operations, net	—	(8,295)

Numerator for basic EPS-income available to common stockholders	$ 19,826	$ 4,473

Denominator:
Weighted-average shares outstanding used in calculation of basic EPS	56,791	55,712
Dilutive effect of potential common share issuances using the treasury stock method	976	591

Weighted-average shares outstanding used in calculation of diluted EPS	57,767	56,303

EPS - basic:
Income from continuing operations	$ 0.35	$ 0.23
Loss from discontinued operations, net	—	(0.15)

Net income	$ 0.35	$ 0.08

EPS - diluted:
Income from continuing operations	$ 0.34	$ 0.23
Loss from discontinued operations, net	—	(0.15)

Net income	$ 0.34	$ 0.08

Basic EPS is calculated using income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average number of common shares outstanding is increased under the treasury stock method to include the number of additional common shares that would have been outstanding if dilutive potential common shares, such as options and warrants, had been exercised.  Fully diluted shares outstanding exclude options granted which would result in an anti-dilutive effect on the share count.  For the three months ended September 30, 2006 and 2005, 1,717 and 871 of such shares have been excluded, respectively, and for the nine months ended September 30, 2006 and 2005, 1,369 and 933 of such shares have been excluded, respectively.

12.  Subsequent Events

 On October 16, 2006, the Company drew down $50,000 of the $100,000 of term loan debt available through the accordion feature under its existing credit facility (see Note 4, “Long-Term Debt”).  On November 6, 2006, the Company drew down the remaining $50,000.   The proceeds were used to pay down borrowings (but not reduce commitments) outstanding under the Company’s revolving credit facility and to fund the acquisition of Kibble & Prentice.

On October 18, 2006, the Company announced that it had entered into a definitive agreement to acquire Kibble & Prentice Holding Company, an insurance brokerage operation.  This acquisition will be included in the Insurance Brokerage segment.

On October 24, 2006, the Company announced that, in response to an indication of interest received from a private equity firm in acquiring all of the outstanding common stock of the Company, the Board of Directors formed a special committee to review the proposal and consider all of the Company’s options and appointed Ronald E. Frieden (Chairman), William L. Atwell, Thomas A. Hayes and Robert F. Wright to serve on the Special Committee. The Company recorded $2 in expenses related to this process in the three and nine months ended September 30, 2006.

USI HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Data)

On November 8, 2006, the Board approved and the Company subsequently entered into a Compensation Agreement with the members of the Special Committee which provides for the payment of an annual fee of $75 to the Chairman and $50 to each other member of the Special Committee.  In addition, each member of the Special Committee will receive $2 for each meeting of the Special Committee.

On November 8, 2006, the Board approved and the Company subsequently entered into an indemnification agreement with each of the members of the Board (the “Indemnification Agreement”).  The rights of the Indemnitee (as defined in the Indemnification Agreement) complement any rights the Indemnitee may already have under the Company’s Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws or the Delaware General Corporation Law.  The Indemnification Agreement provides, among other things, that the Company will indemnify, defend and hold harmless the Indemnitee to the fullest extent permitted by law and requires the Company to advance all reasonable expenses incurred in connection with such Proceeding by or on behalf of the Indemnitee in connection with any Proceeding (as defined in the Indemnification Agreement) to which the Indemnitee is, or threatened to be, made a party or witness and to indemnify for certain expenses where the Indemnitee is wholly or partly successful, subject to certain exceptions.

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

Insurance Industry Investigations and Other Developments

Since October 2004, the insurance industry has been under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. We have received subpoenas from the Office of the Attorney General of the State of Connecticut, the Office of the Attorney General of the State of New York and the Florida Attorney General’s Office requesting documents and seeking information as part of their industry-wide investigations relating to pricing and placement of insurance. We have also received an Investigative Demand from the Department of Justice of the State of North Carolina seeking similar information. We believe the investigations center upon, among other items, alleged non-disclosure of contingent compensation arrangements and other allegedly unlawful business practices. We have cooperated fully with these requests and intend to continue to cooperate with regulators as they refine, prioritize and/or expand the areas of inquiry in their subpoenas and information requests.

In addition to the state Attorney General investigations described above, a number of state departments of insurance have begun inquiries into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. We have received and responded to, or are in the process of responding to, inquiries from insurance regulators in several states.

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

Since October 2004, the industry’s long-standing contingent commission agreements have been a focal point of scrutiny by various regulators and, in fact, with the exception of the settlement entered into by HRH, which included an agreement that HRH would discontinue acceptance of only certain types of contingent compensation, the settlement agreements of the other above-referenced brokers provided that these brokers would discontinue acceptance of all contingent commissions.  Moreover, certain insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to accept significant modifications to the circumstances under which they will pay contingent commissions.  Indeed, certain carriers have agreed to settlements which provide for the termination on their part of the payment of contingent commissions in certain lines of insurance if certain market conditions exist.  These insurance carriers have, in certain cases, also agreed to pay substantial sums, change their business practices and support future legislative efforts to ban the payment and receipt of such commissions.  Although we have chosen to make certain related business practice changes, we have not paid any amounts to government authorities and also have not discontinued accepting contingent commissions.  Additionally, although market or other external forces may ultimately cause our contingent commission agreements to cease or be substantially limited and/or restructured, during the nine months ended September 30, 2006, we received a substantial majority of the contingent commissions payable under the agreements in place for 2005.  Furthermore, our carriers, with whom we have historically had contingent arrangements, have entered into 2006 contingent commission agreements in a form and structure generally consistent with prior agreements. Revenues from contingent and override commissions were $0.6 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively, and $22.7 million for each of the nine months ended September 30, 2006 and 2005.

Industry Class Action Litigation.    We have been named as one of more than 30 insurance company and insurance brokerage defendants in an amended complaint filed in the United States District Court, Southern District of New York in a putative class action lawsuit captioned Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Civil Action No. CV 06954 (DC)). The amended complaint focuses on the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels. The amended complaint purports to allege violations of numerous laws including the Racketeer Influenced and Corrupt Organizations (“RICO”) and federal restraint of trade statutes, state restraint of trade, unfair and deceptive practices statutes and state breach of fiduciary duty and unjust enrichment laws. The amended complaint seeks class certification, treble damages for the alleged injury suffered by the putative plaintiff class and other damages. We were also named as a defendant in “copycat” or tag-along lawsuits in the United States District Court for the Northern District of Illinois: Lewis v. Marsh & McLennan Companies, Inc., et al., 04 C 7847 and Preuss v. Marsh & McLennan Companies, Inc., et al., 04 C 7853.  In April 2005, we were served in another copycat class action lawsuit, captioned Palm Tree Computers Systems, Inc. et al. v. Ace, USA et al., and filed in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida, Civil Division, Class Representation, No. 05-CA-373-16-W and later removed to the United States District Court for the Middle District of Florida, Orlando Division, Case No. 6:05-CV-422-2ZKRS. A similar copycat class action complaint captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc. et al., No. ESCV2005-0277 (Essex Superior Court, Massachusetts) was served upon us in May 2005. This action was removed to the United States District Court for the District of Massachusetts. Like the Opticare complaint, these complaints contain no particularized allegations of wrongdoing on our part. In February 2005, the Judicial Panel on Multidistrict Litigation transferred the actions then pending to the United States District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings.  Subsequently, the Judicial Panel on Multidistrict Litigation also transferred the Palm Tree and Bensley lawsuits to the same court for the same purposes.  Recently, the plaintiff in Bensley withdrew its claims.

On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey (the “Court”), the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Amended Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against us based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than us. We have moved to dismiss the Consolidated MDL Complaints and have also opposed plaintiffs’ motions for class certification.  Recently, in response to the Court’s directive that the plaintiffs further substantiate their claims in writing, the plaintiffs submitted more particularized allegations against the various defendants.  None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions.

We believe we have substantial defenses to the claims made in these class action proceedings and intend to defend ourselves vigorously; however, because the cases are in their early stages, the sufficiency of the complaints has not yet been tested, the plaintiff class has not yet been certified, and discovery is ongoing, we are unable to provide a reasonable estimate of the range of possible loss attributable to these class action proceedings or the impact they may have on our results of operations or our cash flows (to the extent not covered by insurance). Consequently, we have not recorded a loss contingency for any of these lawsuits.

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

Primary Financial Measures

The financial measures that we use to evaluate our performance are:

•

Organic Revenue growth (decline), which excludes the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses during the twelve months following acquisition or divestiture; and

•

Cash earnings per share (“CEPS”), which we define as income from continuing operations plus amortization of intangible assets on a diluted per share basis.  (In 2006, CEPS was adjusted for acquisition integration expenses, non-cash stock-based compensation related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) “Share-Based Payment” and early extinguishment of debt expenses.  In 2005, CEPS was adjusted for expenses related to acquisition integration efforts, the margin improvement plan and for other charges.)

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

In the three and nine months ended September 30, 2005, we recorded $2.9 million and $7.0 million in expenses, respectively, under the margin improvement plan consisting primarily of employee severance and related benefits. Also in the first quarter of 2005 we recorded expense of $8.1 million related to the modification of Summit Global Partners’ (“SGP”) sales professionals’ agreements. We will continue to acquire companies and may incur similar expenses to integrate them into our operating structure and we will continue to streamline our operations, which may result in similar expenses for employee severance or facilities closures. However, there were no such significant expenses in the three and nine months ended September 30, 2006.

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

On July 12, 2006, we acquired Frank Siddons Insurance (“Siddons”), a P&C insurance operation.  The aggregate preliminary purchase price of approximately $2.5 million, consisting entirely of cash, was allocated primarily to other intangible assets.  This acquisition is included in the Insurance Brokerage segment.

On July 27, 2006, we acquired Tandem Benefits (“Tandem”), a benefits communications and enrollment solutions provider.  The aggregate preliminary purchase price of approximately $10.1 million, consisting entirely of cash, was allocated primarily to goodwill and other intangible assets.  This acquisition is included in the Specialized Benefits Services segment.

On August 18, 2006, we acquired Universal American Insurance Agency, Inc. (“Lennar”), a P&C insurance operation.  The aggregate preliminary purchase price of $18.5 million, consisting entirely of cash, was allocated primarily to other intangible assets.  This acquisition is included in the Insurance Brokerage segment.

On September 1, 2006, we acquired Leader Associates (“Leader”), a P&C insurance operation.  The aggregate preliminary purchase price of $20.4 million, consisting entirely of cash, was allocated primarily to goodwill and other intangible assets.  This acquisition is included in the Insurance Brokerage segment.

During the nine months ended September 30, 2006, we acquired five insurance agencies and ten books of business, primarily expiration rights, for expected aggregate consideration of $111.3 million, including estimated contingent payments.

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

Enrollment Revenue Recognition

We record fees and/or commissions related to benefit enrollment services when earned.  We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when there is no significant collection risk.  At the completion of an enrollment, we record an estimate of first year fee and/or commission income less an estimate of policy cancellations.  This policy cancellation allowance is based on historical attrition rates by carrier and type of policy.  The allowance for policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $3.5 million and $3.3 million at September 30, 2006 and December 31, 2005, respectively.  If our estimate of policy cancellations is too low, we may need to reverse previously recognized enrollment revenues.

Allowances for Bad Debts and Policy Cancellations

We maintain an allowance for bad debts and estimated policy cancellations based on our premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowances and make adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition, which may have a negative impact on our results of operations. The allowance for bad debts and policy cancellations, including the cancellation allowance for enrollment revenue above, was $9.0 million and $7.3 million at September 30, 2006 and December 31, 2005, respectively.

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

At September 30, 2006, our current DTAs totaled $11.8 million, and our non-current DTLs totaled $13.9 million.  We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for-dollar basis in the year in which any such recognition was to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management’s judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.

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

Results of Operations

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues...................................................................................	$ 131,695	$ 127,267	$ 402,205	$ 371,834

Expenses:
Compensation and employee benefits...........................................	75,134	73,050	227,296	213,048
Other operating expenses..............................................................	31,222	27,768	91,775	81,510
Amortization of intangible assets..................................................	9,156	7,230	24,884	21,238
Depreciation..................................................................................	2,535	2,467	7,510	7,168
Interest...........................................................................................	5,161	4,012	13,979	10,781
Early extinguishment of debt........................................................	—	—	2,093	—
Margin improvement plan expenses.............................................	—	2,921	—	6,951
Acquisition integration expenses..................................................	—	31	18	8,463

Total Expenses..................................................................................	123,208	117,479	367,555	349,159

Income from continuing operations, before income tax expense.....	8,487	9,788	34,650	22,675
Income tax expense...........................................................................	3,647	4,298	14,824	9,907

Income from continuing operations..................................................	$ 4,840	$ 5,490	$ 19,826	$ 12,768

	For the Three Months Ended September 30,
	Revenues		Change		Adjustment for net acquired businesses	Organic revenue growth/(decline)
	2006	2005	Amount	Total revenue growth/(decline)
	(Dollars in thousands)
Consolidated
Net commissions and fees – property & casualty	$ 69,700	$ 69,808	$ (108)	(0.2)%	$ (1,848)	(2.8)%
Net commissions and fees – benefits	56,601	53,147	3,454	6.5%	(3,812)	(0.7)%

Total net commissions and fees	126,301	122,955	3,346	2.7%	(5,660)	(1.9)%
Contingents and overrides	567	1,738	(1,171)	(67.4)%	(12)	(68.1)%
Interest and other income	4,827	2,574	2,253	87.5%	(38)	86.1%

Total revenues	$ 131,695	$ 127,267	$ 4,428	3.5%	$ (5,710)	(1.0)%

Insurance Brokerage
Net commissions and fees – property & casualty $	$ 69,700	$ 69,808	$ (108)	(0.2)%	$ (1,848)	(2.8)%
Net commissions and fees – benefits	45,158	42,311	2,847	6.7%	(2,451)	0.9%

Total net commissions and fees	114,858	112,119	2,739	2.4%	(4,299)	(1.4)%
Contingents and overrides	567	1,738	(1,171)	(67.4)%	(12)	(68.1)%
Interest and other income	4,819	2,159	2,660	123.2%	(38)	121.4%

Total revenues	$ 120,244	$ 116,016	$ 4,228	3.6%	$ (4,349)	(0.1)%

Specialized Benefits Services
Net commissions and fees – benefits	$ 11,443	$ 10,836	$ 607	5.6%	$ (1,361)	(7.0)%
Interest and other income	—	8	(8)	NM	—	NM

Total revenues	$ 11,443	$ 10,844	$ 599	5.5%	$ (1,361)	(7.0)%

Corporate
Interest and other income	$ 8	$ 407	$ (399)	(98.0)%	$ —	(98.0)%

Total revenues	$ 8	$ 407	$ (399)	(98.0)%	$ —	(98.0)%

	For the Nine Months Ended September 30,
	Revenues		Change		Adjustment for net acquired businesses	Organic revenue growth/(decline)
	2006	2005	Amount	Total revenue growth/(decline)
	(Dollars in thousands)
Consolidated
Net commissions and fees – property & casualty	$ 203,298	$ 197,432	$ 5,866	3.0%	$ (7,366)	(0.8)%
Net commissions and fees – benefits	165,691	145,845	19,846	13.6%	(15,158)	3.2%

Total net commissions and fees	368,989	343,277	25,712	7.5%	(22,524)	0.9%
Contingents and overrides	22,674	22,666	8	—	(1,001)	(4.4)%
Interest and other income	10,542	5,891	4,651	79.0%	(204)	75.5%

Total revenues	$ 402,205	$ 371,834	$ 30,371	8.2%	$ (23,729)	1.8%

Insurance Brokerage
Net commissions and fees – property & casualty	$ 203,298	$ 197,432	$ 5,866	3.0%	$ (7,366)	(0.8)%
Net commissions and fees – benefits	139,284	121,701	17,583	14.4%	(12,293)	4.3%

Total net commissions and fees	342,582	319,133	23,449	7.3%	(19,659)	1.2%
Contingents and overrides	22,674	22,647	27	0.1%	(1,001)	(4.3)%
Interest and other income	10,410	4,875	5,535	113.5%	(204)	109.4%

Total revenues	$ 375,666	$ 346,655	$ 29,011	8.4%	$ (20,864)	2.4%

Specialized Benefits Services
Net commissions and fees – benefits	$ 26,407	$ 24,144	$ 2,263	9.4%	$ (2,865)	(2.5)%
Contingents and overrides	—	19	(19)	—	—	—
Interest and other income	1	15	(14)	(93.3)%	—	(93.3)%

Total revenues	$ 26,408	$ 24,178	$ 2,230	9.2%	$ (2,865)	(2.6)%

Corporate
Interest and other income	$ 131	$ 1,001	$ (870)	(86.9)%	$ —	(86.9)%

Total revenues	$ 131	$ 1,001	$ (870)	(86.9)%	$ —	(86.9)%

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

Three Months Ended September 30, 2006 compared with Three Months Ended September 30, 2005

Revenues. Of the $4.4 million in revenue growth, $5.7 million was due to acquisitions, net of disposed businesses, offset by $2.0 million organic decline (including contingents, interest and other income).  The balance of the increase was due to a $0.8 million adjustment to revenues in the third quarter of 2005 related to a change in accounting estimate.  Organic Revenue growth in the third quarter of 2006 continued to be negatively affected by the soft rate environment for many P&C insurance products and positively affected by growth in our benefits business.

Compensation and employee benefits expense. For the three months ended September 30, 2006, the increase was primarily due to the effect of acquisitions, the impact of stock option expense in 2006 and annual merit and promotional increases.  As a percentage of revenues, compensation and employee benefits expenses were 57.1% for the three months ended September 30, 2006, compared to 57.4% for the three months ended September 30, 2005.  The improvement in Insurance Brokerage and Corporate was mitigated by the increase in Specialized Benefits Services expenses in the third quarter of 2006, compared to the same period of 2005.

Other operating expenses. For the three months ended September 30, 2006, the increase was primarily due to the effect of acquisitions, expenses of $1.5 million associated with an indication of interest from a private equity firm to acquire all of our outstanding common stock and an increase in legal costs for both errors and omissions claims and other legal matters, including $0.4 million in expense related to the Graham copyright infringement case.  As a percentage of revenues, other operating expenses were 23.7% for the three months ended September 30, 2006, compared to 21.8% for the three months ended September 30, 2005.

Total expenses. The increase in total expenses was due to the items noted above and an increase in interest expense of $1.1 million, offset by a decrease in acquisition integration expense and margin improvement plan expense of $3.0 million.

Income from continuing operations. Comparisons of the three months ended September 30, 2006 to the three months ended September 30, 2005 are affected by the expense and revenue variances noted above.

Nine Months Ended September 30, 2006 compared with Nine Months Ended September 30, 2005

Revenues. Of the $30.4 million in revenue growth, $23.7 million was due to acquisitions, net of disposed businesses, and $3.7 million was due to organic growth (including contingents, interest and other income).  The balance of the increase was due to a $2.9 million adjustment to revenues during the first three quarters of 2005 related to a change in accounting estimate.  Organic Revenue growth in the first nine months of 2006 continued to be negatively affected by the soft rate environment for many P&C insurance products and positively affected by growth in our benefits business.

Compensation and employee benefits expense. For the nine months ended September 30, 2006, the increase was primarily due to the effect of acquisitions, the impact of stock option expense in 2006 and annual merit and promotional increases.  As a percentage of revenues, compensation and employee benefits expenses were 56.5% for the nine months ended September 30, 2006, compared to 57.3% for the nine months ended September 30, 2005.  The improvement in Insurance Brokerage and Corporate for the nine months ended September 30, 2006 was mitigated by the increase in Specialized Benefits Services and Insurance Brokerage expenses, compared to the same period in 2005.

Other operating expenses. For the nine months ended September 30, 2006, the increase was primarily due to the effect of acquisitions, costs of $1.5 million associated with interest from a private equity firm to acquire all of our outstanding common stock and an increase in legal costs for both errors and omissions claims and other legal matters, including $1.0 million in expense related to the Graham copyright infringement case, somewhat offset by a net decrease of $1.7 million in costs related to various insurance industry investigations and $1.3 million in costs related to Sarbanes-Oxley compliance.  As a percentage of revenues, other operating expenses were 22.8% for the nine months ended September 30, 2006, compared to 21.9% for the nine months ended September 30, 2005.

Total expenses. The increase in total expenses was due to the items noted above, an increase in early extinguishment of debt of $2.1 million and an increase in interest expense of $3.2 million, offset by a decrease in acquisition integration expense of $8.4 million and a decrease in margin improvement plan expense of $7.0 million.

Income from continuing operations. Comparisons of the nine months ended September 30, 2006 to the nine months ended September 30, 2005 are affected by the expense and revenue variances noted above.

Insurance Brokerage

	Three Months Ended September 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 120,244	$ 4,228	3.6%	$ 116,016
Expenses:
Compensation and employee benefits......................................	65,838	289	0.4%	65,549
Non-cash stock-based compensation........................................	1,281	568	79.7%	713
Other operating expenses..........................................................	22,047	2,561	13.1%	19,486
Amortization of intangible assets.............................................	8,328	1,780	27.2%	6,548
Interest......................................................................................	236	(19)	(7.5)%	255
Depreciation..............................................................................	1,930	(21)	(1.1)%	1,951
Margin improvement plan expenses.........................................	—	(2,921)	NM	2,921
Acquisition integration expenses..............................................	—	(31)	NM	31

Total expenses..........................................................................	99,660	2,206	2.3%	97,454

Income from continuing operations, before income taxes.......	$ 20,584	$ 2,022	10.9%	$ 18,562

	Nine Months Ended September 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 375,666	$ 29,011	8.4%	$ 346,655
Expenses:
Compensation and employee benefits......................................	201,144	8,923	4.6%	192,221
Non-cash stock-based compensation........................................	3,291	1,889	134.7%	1,402
Other operating expenses..........................................................	67,146	7,807	13.2%	59,339
Amortization of intangible assets.............................................	22,528	3,334	17.4%	19,194
Interest......................................................................................	613	(197)	(24.3)%	810
Depreciation..............................................................................	5,792	100	1.8%	5,692
Margin improvement plan expenses.........................................	—	(5,317)	NM	5,317
Acquisition integration expenses..............................................	18	(8,445)	(99.8)%	8,463

Total expenses..........................................................................	300,532	8,094	2.8%	292,438

Income from continuing operations, before income taxes.......	$ 75,134	$ 20,917	38.6%	$ 54,217

Three Months Ended September 30, 2006 compared with Three Months Ended September 30, 2005

Revenues in the Insurance Brokerage segment increased $4.2 million, or 3.6%, to $120.2 million for the three months ended September 30, 2006, from $116.0 million for the three months ended September 30, 2005. Of the $4.2 million increase in revenues, $4.3 million was the net impact of businesses acquired and divested in the prior twelve months. The balance of the increase was due to a $0.8 million adjustment to revenues, primarily to P&C net commissions and fees (“NCF”), in the third quarter of 2005 related to a change in accounting estimate, offset by an Organic Revenue decline of $0.9 million, or 0.8%, for the quarter. Included in the Organic Revenue decline of $0.9 million are a decrease in P&C NCF of $2.5 million and an increase in benefits NCF of $0.2 million. The negative effect of rate and market conditions in our P&C business, particularly in the California market, contributed to the decline for the quarter. Also included in this Organic Revenue decline is a net $2.0 million of other income related to a settlement with a former employee over a contract dispute.  P&C NCF represented 55.2% and 56.8% of our total consolidated NCF for the three months ended September 30, 2006 and 2005, respectively, and employee benefits NCF represented 35.8% and 34.4% of our total consolidated NCF for the three months ended September 30, 2006 and 2005, respectively.

Total expenses in the Insurance Brokerage segment increased $2.2 million, or 2.3%, to $99.7 million for the three months ended September 30, 2006 from $97.5 million for the three months ended September 30, 2005. As a percentage of revenues, total expenses were 82.9% for the three months ended September 30, 2006, compared to 84.0% for the three months ended September 30, 2005. The decrease in total expenses for the three months ended September 30, 2006, as a percentage of revenues, was primarily due to a decrease in compensation and employee benefits expenses, as a percentage of revenues, due to the positive impacts of the margin improvement plan, somewhat offset by an increase in legal and contingency reserves and non-cash stock-based compensation in 2006.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $20.6 million and $18.6 million for the three months ended September 30, 2006 and 2005, respectively. The increase for the three months ended September 30, 2006 is primarily due to the positive affects of acquisitions and our margin improvement plan, as well as the items noted above.

Nine Months Ended September 30, 2006 compared with Nine Months Ended September 30, 2005

Revenues in the Insurance Brokerage segment increased $29.0 million, or 8.4%, to $375.7 million for the nine months ended September 30, 2006 from $346.7 million for the nine months ended September 30, 2005. Of the $29.0 million increase in revenues, $20.9 million was due to the net impact of businesses acquired and divested in the prior twelve months. The balance of the increase was due to a $2.9 million adjustment to revenues, primarily to P&C NCF, in the nine months ended September 30, 2005 related to a change in accounting estimate.  Organic Revenue growth was $5.2 million, or 1.5%, for the nine months ended September 30, 2006. Included in the Organic Revenue growth of $5.2 million are a decrease in P&C NCF of $4.0 million and an increase in benefits NCF of $4.8 million. Also included in the Organic Revenue growth is an increase in other income of $5.3 million, including the net $2.0 million settlement noted above.  The negative effect of rate and market conditions in our P&C business contributed to the decline for the nine months ended September 30, 2006.  P&C NCF represented 55.1% and 57.5% of our total consolidated NCF for the nine months ended September 30, 2006 and 2005, respectively, and employee benefits NCF represented 37.7% and 35.5% of our total consolidated NCF for the nine months ended September 30, 2006 and 2005, respectively.

Total expenses in the Insurance Brokerage segment increased $8.1 million, or 2.8%, to $300.5 million for the nine months ended September 30, 2006 from $292.4 million for the nine months ended September 30, 2005. As a percentage of revenues, total expenses were 80.0% for the nine months ended September 30, 2006, compared to 84.4% for the nine months ended September 30, 2005. The decrease in total expenses for the nine months ended September 30, 2006, as a percentage of revenues, was primarily due to a $13.8 million decrease in margin improvement plan and acquisition integration expense for the nine months ended September 30, 2006.

Income from continuing operations before income taxes in the Insurance Brokerage segment was $75.1 million and $54.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase for the nine months ended September 30, 2006 is primarily due to the positive affects of acquisitions and our margin improvement plan, as well as the items noted above.

Specialized Benefits Services

	Three Months Ended September 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 11,443	$ 599	5.5%	$ 10,844
Expenses:
Compensation and employee benefits......................................	4,992	1,334	36.5%	3,658
Non-cash stock-based compensation........................................	61	48	369.2%	13
Other operating expenses..........................................................	4,452	210	5.0%	4,242
Amortization of intangible assets..............................................	828	146	21.4%	682
Interest.......................................................................................	102	16	18.6%	86
Depreciation..............................................................................	242	92	61.3%	150

Total expenses...........................................................................	10,677	1,846	20.9%	8,831

Income from continuing operations, before income taxes........	$ 766	$ (1,247)	(61.9)%	$ 2,013

	Nine Months Ended September 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues...........................................................................	$ 26,408	$ 2,230	9.2%	$ 24,178
Expenses:
Compensation and employee benefits......................................	13,476	3,503	35.1%	9,973
Non-cash stock-based compensation........................................	168	138	460.0%	30
Other operating expenses..........................................................	12,114	2,765	29.6%	9,349
Amortization of intangible assets.............................................	2,356	312	15.3%	2,044
Interest......................................................................................	308	33	12.0%	275
Depreciation..............................................................................	714	317	79.8%	397
Margin improvement plan expenses.........................................	—	(82)	NM	82

Total expenses..........................................................................	29,136	6,986	31.5%	22,150

(Loss) income from continuing operations, before income taxes.......................................................................................	$ (2,728)	$ (4,756)	(234.5)%	$ 2,028

Three Months Ended September 30, 2006 compared with Three Months Ended September 30, 2005

Revenues in the Specialized Benefits Services segment increased $0.6 million, or 5.5%, to $11.4 million for the three months ended September 30, 2006 from $10.8 million for the three months ended September 30, 2005, due to the positive impact of acquisitions of $1.4 million offset by Organic Revenue decline of $0.8 million. Specialized Benefits Services NCF represented 9.1% and 8.8% of our total consolidated NCF for the three months ended September 30, 2006 and 2005, respectively.

Total expenses in the Specialized Benefits Services segment increased $1.8 million, or 20.9%, to $10.7 million for the three months ended September 30, 2006 from $8.8 million for the three months ended September 30, 2005. The increase is primarily due to acquisitions. As a percentage of revenues, total expenses were 93.3% for the three months ended September 30, 2006, compared to 81.4% for the three months ended September 30, 2005. The increase in total expenses, as a percentage of revenues, was primarily due to the timing of enrollment revenues and expenses, investments in the business’ infrastructure and the impact of one acquisition.

Income from continuing operations before income taxes in the Specialized Benefits Services segment for the three months ended September 30, 2006 and 2005 was $0.8 million and $2.0 million, respectively.  The decrease for the three months ended September 30, 2006 was due to the items discussed above.

Nine Months Ended September 30, 2006 compared with Nine Months Ended September 30, 2005

Revenues in the Specialized Benefits Services segment increased $2.2 million, or 9.2%, to $26.4 million for the nine months ended September 30, 2006 from $24.2 million for the nine months ended September 30, 2005, due to the impact of acquisitions of $2.9 million offset by Organic Revenue decline of $0.6 million. Specialized Benefits Services NCF represented 7.2% and 7.0% of our total consolidated NCF for the nine months ended September 30, 2006 and 2005, respectively.

Total expenses in the Specialized Benefits Services segment increased $7.0 million, or 31.5%, to $29.1 million for the nine months ended September 30, 2006 from $22.2 million for the nine months ended September 30, 2005. The increase is primarily due to acquisitions. As a percentage of revenues, total expenses were 110.3% for the nine months ended September 30, 2006, compared to 91.6% for the nine months ended September 30, 2005. The increase in total expenses, as a percentage of revenues, was primarily due to the timing of enrollment revenues and expenses, investments in the business’ infrastructure and the impact of one acquisition.

Loss from continuing operations before income taxes in the Specialized Benefits Services segment was $2.7 million for the nine months ended September 30, 2006, compared to income of $2.0 million for the same period last year.  The decrease for the nine months ended September 30, 2006 was due to the items discussed above.

Corporate

	Three Months Ended September 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues..............................................................................	$ 8	$ (399)	(98.0)%	$ 407
Expenses:
Compensation and employee benefits.........................................	2,358	(646)	(21.5)%	3,004
Non-cash stock-based compensation...........................................	604	491	434.5%	113
Other operating expenses.............................................................	4,723	683	16.9%	4,040
Interest..........................................................................................	4,823	1,152	31.4%	3,671
Depreciation.................................................................................	363	(3)	(0.8)%	366

Total expenses..............................................................................	12,871	1,677	15.0%	11,194

Loss from continuing operations, before income taxes...............	$ (12,863)	$ (2,076)	19.2%	$ (10,787)

	Nine Months Ended September 30,
	2006	Variance		2005
		Dollars	%

	(Dollars in thousands)
Total revenues..............................................................................	$ 131	$ (870)	(86.9)%	$ 1,001
Expenses:
Compensation and employee benefits.........................................	7,492	(1,654)	(18.1)%	9,146
Non-cash stock-based compensation...........................................	1,725	1,449	525.0%	276
Other operating expenses.............................................................	12,515	(307)	(2.4)%	12,822
Interest..........................................................................................	13,058	3,362	34.7%	9,696
Early extinguishment of debt.......................................................	2,093	2,093	NM	—
Depreciation.................................................................................	1,004	(75)	(7.0)%	1,079
Margin improvement plan expenses............................................	—	(1,552)	NM	1,552

Total expenses..............................................................................	37,887	3,316	9.6%	34,571

Loss from continuing operations, before income taxes...............	$ (37,756)	$ (4,186)	12.5%	$ (33,570)

Three Months Ended September 30, 2006 compared with Three Months Ended September 30, 2005

Total expenses in the Corporate segment increased $1.7 million, or 15.0%, to $12.9 million for the three months ended September 30, 2006 from $11.2 million for the three months ended September 30, 2005. The increase was primarily due to a $0.7 million increase in other operating expenses driven by $1.5 million in costs related to the indication of interest from a private equity firm to acquire all of our outstanding common stock, a $1.2 million increase in interest expense due to increased borrowings at higher rates and $0.5 million of stock-based compensation not included in 2005, partially offset by a decrease in compensation costs of $0.6 million, a decrease in industry investigation costs of $0.4 million and a decrease in Sarbanes-Oxley costs of $0.2 million. As a percentage of consolidated revenues, total Corporate expenses were 9.8% and 8.8% in the three months ended September 30, 2006 and 2005, respectively.

Loss from continuing operations before income taxes in the Corporate segment was $12.9 million and $10.8 million for the three months ended September 30, 2006 and 2005, respectively. The increased loss in 2006 was primarily due to the expenses noted above.

Nine Months Ended September 30, 2006 compared with Nine Months Ended September 30, 2005

Total expenses in the Corporate segment increased $3.3 million, or 9.6%, to $37.9 million for the nine months ended September 30, 2006 from $34.6 million for the nine months ended September 30, 2005. The increase was primarily due to a $3.4 million increase in interest expense due to increased borrowings at higher rates and a charge for early extinguishment of debt of $2.1 million, offset by a $1.7 million decrease in compensation and employee benefits expenses, a $1.6 million decrease in margin improvement plan expenses and a $0.3 million decrease in other operating expenses due to lower industry investigation and Sarbanes-Oxley compliance costs, partially offset by $1.5 million in costs associated with the indication of interest from a private equity firm to acquire all of our outstanding common stock.  As a percentage of consolidated revenues, total Corporate expenses were 9.4% and 9.3% in the nine months ended September 30, 2006 and 2005, respectively.

Loss from continuing operations before income taxes in the Corporate segment was $37.8 million and $33.6 million for the nine months ended September 30, 2006 and 2005, respectively. The increased loss in 2006 was primarily due to the expenses noted above.

Liquidity and Capital Resources

Our debt consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Senior Credit Facility:
Term loan	$ 208,950	$ 211,512
Revolving credit facility...............................................................................................................................	60,000	—
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2014	20,763	21,518
Other long-term debt, primarily capital leases	3,490	3,502

Total debt	293,203	236,532
Current portion of long-term debt	(12,838)	(11,470)

Long-term debt	$ 280,365	$ 225,062

On March 24, 2006, we entered into a new $285.0 million senior secured credit facility. The credit facility is structured as follows: a $75.0 million revolving credit facility maturing in 2011, and a $210.0 million term loan, payable in quarterly installments of $0.5 million commencing on April 30, 2006. The last quarterly installment of $199.5 million is due on March 24, 2011, the maturity date of the term loan. The proceeds from borrowings under the credit facility were drawn to repay all amounts under the previously existing credit facility. We recorded approximately $2.0 million in fees and expenses related to the new credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, in connection with this transaction, we expensed as an early retirement of debt $2.1 million in remaining capitalized financing costs from our previous credit facility.

Both the term loan and the revolving credit facility have an “accordion” feature, which allows us to expand our borrowings under each up to $310.0 million and $100.0 million, respectively, without lender approval.  For any increase in borrowings under this accordion feature, we will need to show pro forma compliance with all existing covenants and limitations under the credit facility and specific pricing levels on new borrowings would be subject to market conditions and demand from lenders.  On September 22, 2006, we announced our intent to raise, and on October 16 and November 6 we subsequently received, the additional $100.0 million of term loan debt available through this accordion feature in $50.0 million drawdowns.  The proceeds were used to pay down outstanding borrowings under our revolving credit facility and for acquisition funding.

The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 0.75% to 1.25% per annum or the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.25% per annum, based on our total leverage ratio as defined in the credit facility at the time of borrowing. Borrowings under the term loan bear interest, at our option, at a base rate plus an applicable margin ranging from 1.00% to 1.25% per annum or the Eurodollar rate plus an applicable margin, ranging from 2.00% to 2.25% per annum, based on our total leverage ratio as defined in the credit facility at the time of borrowing. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of from 0.375% to 0.500% per annum, based on our total leverage ratio as defined in the credit facility. The revolving credit facility may be used for acquisition financing and general corporate purposes. At September 30, 2006, we had $60.0 million of loans outstanding and $1.2 million outstanding for a letter of credit with remaining availability under the revolving credit facility for additional borrowings of $13.8 million.

The credit facility contains various limitations, including limitations on the payment of dividends, repurchases of our common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, substantially all of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility and each such subsidiary guarantees our obligations under the credit facility. At September 30, 2006, we were in compliance with all such covenants.

The significant financial covenants of our credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	2.34	3.00 maximum
Fixed Charge Coverage Ratio(a)	3.47	2.00 minimum

(a)

As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or divested.

The weighted-average interest rate on the term loan for the three months ended September 30, 2006 and 2005 was 7.63% and 6.02%, respectively.  The weighted-average interest rate on the term loan for the nine months ended September 30, 2006 and 2005 was 7.32% and 5.55%, respectively.  The interest rate on the term loan at September 30, 2006 was 7.75%.  The weighted-average interest rate on the revolver loans for the three months ended September 30, 2006 was 7.92%.  The weighted-average interest rate on the revolver loans for the nine months ended September 30, 2006 and 2005 was 7.95% and 5.92%, respectively.  There were no revolver loans outstanding for the three months ended September 30, 2005.

Working capital decreased by $1.9 million to $53.7 million at September 30, 2006, compared to $55.6 million at December 31, 2005.

We maintain ratings on our counterparty credit and bank loan with Standard & Poor’s and Moody’s Investors Services.  Standard & Poor’s has assigned us a BB- rating (with a negative outlook) and Moody’s Investors Services has rated us a B1.

We believe that our projected cash flows generated from operations, cash and cash equivalents on hand of $20.5 million and availability under our revolving credit facility of $13.8 million as of September 30, 2006 are sufficient to fund our estimated $12.8 million in debt principal repayments, our working capital needs and capital expenditures through at least September 30, 2007. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Cash and cash equivalents decreased by $6.8 million and increased by $27.2 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities totaled $48.8 million and $44.7 million for the nine months ended September 30, 2006 and 2005, respectively, and is principally dependent upon income from continuing operations adjusted for non-cash items and other changes in non-fiduciary working capital accounts. The net effect of discontinued operations was an increase in cash flow from operating activities of $1.8 million for the nine months ended September 30, 2006 and a decrease in cash flow from operating activities of $1.7 million for the nine months ended September 30, 2005.

Net cash used in investing activities totaled $108.9 million and $123.5 million for the nine months ended September 30, 2006 and 2005, respectively, which principally reflects acquisition activities and capital expenditures. Cash expenditures for acquisitions amounted to $100.8 million and $121.0 million for the nine months ended September 30, 2006 and 2005, respectively. The $100.8 million for the nine months ended September 30, 2006, related primarily to the acquisitions of Penn, Tandem, Leader, and Lennar and ten books of business and contingent payments on earlier acquisitions. The $121.0 million for the nine months ended September 30, 2005, primarily included the SGP and Patterson//Smith acquisitions. The payment of additional purchase price and retention-based acquisition payments is included in the preceding amounts for the nine months ended September 30, 2006 and 2005. Capital expenditures amounted to $8.7 million and $6.7 million for the nine months ended September 30, 2006 and 2005, respectively. Proceeds from discontinued investing activity operations were $6.2 million for the nine months ended September 30, 2005.   There were no cash flows from discontinued investing activities in 2006.

Net cash provided by financing activities totaled $53.3 million and $106.1 million for the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2006, we refinanced debt of $210.0 million, borrowed $60.0 million on our revolving credit facility, made payments of $222.9 million for debt and paid $2.0 million for debt issuance costs. In the nine months ended September 30, 2005, we increased our existing term loan, resulting in gross proceeds of $90.0 million, made payments of $19.2 million for debt and $0.8 million for debt issuance costs.  We raised $5.0 million of cash from the sale of our common stock as a result of stock options exercised and employee stock purchase plan transactions for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, we raised $34.9 million in equity from the settlement of the remaining portion of our forward sale agreement and from stock options and employee stock purchase plan transactions. During the nine months ended September 30, 2006 and 2005, we made payments to repurchase common stock of $2.9 million and $3.1 million, respectively.  The net effect of discontinued operations on financing activities was a reduction in cash flow of $1.6 million for the nine months ended September 30, 2005.  There were no cash flows from discontinued financing activities in 2006.

Net income per share, on a diluted basis, was $0.34 and $0.08 for the nine months ended September 30, 2006 and 2005, respectively. These amounts are based on approximately 57.8 million and 56.3 million weighted-average shares outstanding as of September 30, 2006 and 2005, respectively. The increase was primarily due to a decrease in acquisition integration expense of $8.4 million, a decrease in margin improvement plan expense of $7.0 million and the positive impact of acquisitions and our margin improvement plan. Additionally, at September 30, 2006 as compared to September 30, 2005, our weighted-average shares outstanding increased due to share issuances for acquisitions and employee incentives, net of share repurchases.

Contractual Obligations

The table below summarizes our indebtedness and lease commitments as of September 30, 2006:

Payments due by period	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars in thousands)

Credit facility	$ 268,950	$ 2,100	$ 4,200	$ 262,650	$ —
Other debt and capital lease obligations	24,253	10,738	12,938	506	71
Operating lease commitments	72,805	18,819	29,616	16,757	7,613
Variable rate interest obligations	114,080	17,267	36,855	37,229	22,729
Fixed rate interest obligations	1,342	807	524	11	—
Other	675	675	—	—	—

Total	$ 482,105	$ 50,406	$ 84,133	$ 317,153	$ 30,413

Credit Facility

See discussion above under “Liquidity and Capital Reserves.”

Other Debt and Capital Lease Obligations

At September 30, 2006 our other debt and capital lease obligations of $24.3 million consisted primarily of notes payable issued in conjunction with acquisitions. Some of these notes payable may be subject to reduction based on future performance of the respective acquired company to which each of these issuances related. At September 30, 2006, our capital lease obligations of $2.1 million related to purchases of furniture and equipment. In the past, we have used external financing to fund a portion of such purchases and plan to continue to do so in the future.

Operating Lease Commitments

Substantially all of our office space is leased under operating leases. Many of these leases have options permitting renewals for additional periods and provisions for escalations based on an inflation index.

Interest Obligations

At September 30, 2006, we had future interest obligations under fixed rate notes, primarily acquisition related, of $1.3 million.

Of our $293.2 million in long-term debt at September 30, 2006, $271.1 million was subject to variable interest rates, most of which is eligible to be prepaid. The variable interest rate payment projections in the table above assume that interest rates stay fixed at the September 30, 2006 rates and that we do not prepay any long-term debt with variable interest rates.

Other

At September 30, 2006, an obligation under a long-term service contract of $0.7 million is included in “Other”.

We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when the contingency is resolved. At September 30, 2006, we estimate the future significant contingent purchase price payments to be between $32.1 million and $52.5 million. These payments will be payable in a combination of cash, common stock and debt. These amounts primarily relate to acquisitions and will be reflected on our financial statements as a liability and additional purchase price when the contingency is resolved. Including the $6.5 million in payments for the nine months ended September 30, 2006, we estimate total contingent purchase price payments in 2006 of $8.2 million. Read Note 3, “Acquisitions” in our notes to condensed consolidated financial statements included herein.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $271.1 million of floating rate debt outstanding at September 30, 2006. Each 100 basis point increase in the interest rates charged on the balance of the outstanding floating rate debt would result in a $2.7 million annual decrease in income from continuing operations before income tax expense. Except for the previously disclosed forward sale of our common stock, we currently do not engage in any derivatives or hedging transactions.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006.

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

There have been no significant changes in our internal controls over financial reporting during the nine-month period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Plan Category	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs*	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2006 through July 31, 2006	—	—	—	*
August 1, 2006 through August 31, 2006	38,000	$ 12.90	38,000	*
September 1, 2006 through September 30, 2006..	—	—	—	*

Total	38,000		38,000

•

The Limited Stock Repurchase Plan was announced on May 10, 2004, under which our Board of Directors approved the use of proceeds, and tax-related benefit amounts, from stock option and warrant exercises to repurchase common stock.  The dollar amount approved for repurchases is based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors.  Additionally, our Board of Directors authorized an expanded stock repurchase program that permits us to purchase shares of our common stock up to certain limits set forth within our credit facility.  In the third quarter of 2006, no shares were purchased under the expanded stock repurchase program.  We have the capacity under our credit facility to purchase up to $20.0 million of our common stock during 2006.

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

USI HOLDINGS CORPORATION
(Registrant)

DATE: November 9, 2006	BY:	/s/ ROBERT S. SCHNEIDER
Robert S. Schneider Executive Vice President and Chief Financial Officer

USI HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.