Form 10-K
period 2006-12-31
USI HOLDINGS CORP
filed 2007-03-01
CIK 1102643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(914) 749-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2006, was approximately $639,618,586.
     As of February 21, 2007, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 58,490,586 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Not applicable.

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
          Forward-looking statements are not historical facts, but instead represent management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. We can make no assurances regarding the likelihood of the merger described in this report and it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Further information concerning us, including factors that potentially could materially affect our financial results, are contained in our filings with the SEC. Some factors include: risks associated with uncertainty as to whether the proposed merger with Goldman Sachs Capital Partners (“GS Capital Partners”) will be completed; costs and potential litigation associated with the proposed merger; the failure to obtain stockholder approval for the proposed merger; restrictions on the conduct of our business prior to the completion of the merger with GS Capital Partners; our ability to meet our objective of growing cash earnings per share; our ability to meet our objective of growing revenues organically and expanding our margins; successful consummation and integration of acquisitions; our ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures; resolution of State Attorneys General investigations and other claims, including errors and omissions claims and claims related to certain of our business practices and our compensation arrangements with insurance companies; our ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures; the actual cost of resolution of contingent liabilities; passage of new legislation or the enactment of regulation affecting our business generally and our employee benefits business in particular; our ability to attract and retain key sales and management professionals; our level of indebtedness and debt service requirements; downward commercial property and casualty premium pressures; the competitive environment; future expenses for integration and margin improvement efforts; future losses on the disposition of non-core operations; matters related to claims, lawsuits and related proceedings; and general economic conditions around the country. Our ability to grow has been largely attributable to acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to us. Accordingly, actual results may differ materially from those set forth in the forward-looking statements.
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
PART I
Item 1. Business
Company Overview
          We are a leading distributor of property & casualty, or P&C, insurance and employee benefits products. For each of the past five years, we have been one of the ten largest insurance brokers in the United States (according to Business Insurance, as measured by annual brokerage revenues). Through our network of 66 local offices in 18 states, strong customer relationships and broad product offerings, we are one of only a few insurance brokers who have national scale while maintaining a strong local market presence. For the year ended December 31, 2006, we generated total revenues of $551.6 million. We have grown reported revenues at a 14.9% compounded annual growth rate since 2002.
          We focus on servicing the needs of middle-market businesses, which we define as companies that have 20 to 1,000 employees or annual revenues of approximately $5 million to $250 million. We believe these businesses are underserved by the highly fragmented U.S. insurance brokerage industry. The vast majority of the over 30,000 brokers and agents that primarily cater to small and mid-sized businesses focus on either P&C insurance or employee benefits products. We believe we are unique in that we offer a broad range of P&C insurance and employee benefits products through a single point of contact. This allows small to mid-sized businesses, whose buying decisions are often made by a single executive, to purchase all of their P&C insurance and employee benefits products through one company.

          Our revenue mix is well-balanced between P&C insurance and employee benefits products. Approximately 56.4% of our revenues for the year ended December 31, 2006 were from P&C insurance and approximately 43.6% were from employee benefits products. We believe this balance provides us with a competitive advantage over brokerage firms that focus primarily on either P&C insurance or employee benefits products and increases our cross-selling opportunities.
          The products and services we distribute and offer through our two operating and one administrative segment are as follows:
The Insurance Brokerage segment offers:
•	general and specialty property and casualty insurance, which we refer to as P&C insurance;

•	individual and group health, life and disability insurance, which we refer to as employee benefits products;

•	retirement and wealth management products;

•	association and other endorsed products; and

•	specialty wholesale products.
The Specialized Benefits Services segment offers:
•	sales of workplace benefits insurance products and services; and

•	enrollment and communication services related to employee benefits.
The Corporate segment offers:
•	corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.
          The Insurance Brokerage segment comprised 91.5% of our total revenues for the year ended December 31, 2006. Within this segment, 54.2% relates to P&C insurance, 37.9% to employee benefits products, 5.2% to contingent commissions (primarily P&C) and 2.7% to interest and other income. The Specialized Benefits Services segment comprised 8.5% of our revenues in 2006. Within this segment, all of our revenues relate to benefits enrollment and communication services and sales of workplace benefits insurance. Please read Note 13, “Segment Reporting” to our Consolidated Financial Statements included in Part II, Item 8 of this report. Our Corporate segment accounted for less than 0.1% of our revenues, and consisted primarily of interest income.
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
          In 1999, we raised equity capital from Capital Z Financial Services Fund II, L.P. and its affiliates (“Capital Z”), along with other investors, the proceeds of which were used towards managing our capital structure and funding the growth of our business. Capital Z is currently our largest investor. Capital Z is a private equity investment firm focused on the financial services sector, with significant experience in the insurance area. Robert A. Spass, a Capital Z partner, is a member of our Board of Directors. Capital Z, together with Mr. Spass, owns 16.3% of our common stock as of December 31, 2006.
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
          In April 2004, we completed a follow-on public offering under the universal shelf registration statement of 11,229,578 shares of our common stock at a price of $14.72 per common share. Of those shares, 4,025,000 shares were sold by us via forward sale agreements and 7,204,578 shares were sold by various selling stockholders. On December 29, 2004, we settled a portion of our forward sale agreement by issuing 1,781,000 shares of our common stock in exchange for proceeds of approximately $25.0 million. We used $20.0 million of the proceeds to repay borrowings under our revolving credit facility. On January 30, 2005, we settled the remaining portion of our forward sale agreement by issuing 2,244,000 shares in exchange for proceeds of approximately $31.5 million, which were primarily used to fund one acquisition.
          In October 2006, we announced that in response to an indication of interest received from a private equity firm in acquiring all of our outstanding common stock, our Board of Directors had formed a special committee consisting of outside directors to review the proposal and consider all of our options. Subsequently, on January 16, 2007, we announced that we had entered into a definitive merger agreement to be acquired by GS Capital Partners, a private equity affiliate of Goldman, Sachs & Co., in a transaction valued at approximately $1.4 billion, including repayment of our existing debt obligations and that our Board of Directors, on the unanimous recommendation of their special committee, had approved the transaction and will recommend that our stockholders approve the proposed merger.
          Under the terms of the merger agreement, our stockholders will receive $17.00 in cash for each share of USI common stock they hold, representing a premium of 20.5% to the average closing share price for the 30 calendar days prior to October 24, 2006, the day we announced that we had formed a special committee. The special committee engaged in a process which included receipt of indications of interest from a number of potential acquirers, including GS Capital Partners. The transaction is expected to close in the second quarter of 2007, subject to the receipt of stockholder and regulatory approvals and satisfaction of other conditions.
Operations
          We are currently organized into eight geographic regions and four alternative distribution units that cross geographic lines. Each of these businesses is managed by a chief executive officer and a chief financial officer. Through this organizational structure, we delegate day-to-day management responsibility and controls with our regional and operating management teams, enabling them to be more responsive to our clients’, product providers’ and employees’ needs. At the same time, however, our senior management at the corporate level has standardized our policies and procedures and implemented consistent performance metrics, compensation scales and best practices to promote consistent performance throughout our organization.
Sales
          Our sales strategy is to be a single distribution point to middle-market businesses, serving their insurance and financial products and services needs. Of our approximately 515 sales professionals as of December 31, 2006, 500 (282 P&C, 218 employee benefits) were in the Insurance Brokerage segment and 15 were in the Specialized Benefits Services segment. We evaluate our sales professionals by measuring the revenues they generate from new business, cross-selling and the revenues they retain with existing clients. We utilize sales force automation software to manage and track the progression and status of sales prospects for each sales professional.
          We originate sales opportunities through a number of channels. Our retail insurance operations focus on selling products and services to new and existing clients on a direct basis. In addition, we sell through alternative distribution channels, including approximately 525 professional associations and affinity groups, worksite marketing and wholesale through other insurance brokers. We have also found that forming practice groups focused on specific industries, such as environmental, entertainment and construction, generates sales opportunities by virtue of the expertise we develop in those practices.
          Please also refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Fluctuations” for more information.
Products and Services
          The chart below lists a selection of the principal lines of insurance and financial products and services that we distribute and offer through our two operating segments. A description of how we are compensated for these services can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part II, Item 7.

Insurance Brokerage

Property and Casualty Insurance		Employee Benefits Products		Retirement
•	General Commercial Liability	•	Health	•	Defined Contribution
•	Workers’ Compensation	•	Life	•	Defined Benefit
•	Fidelity and Surety Bonds	•	Disability	•	Life & Disability
•	Professional Liability	•	Dental	•	Estate Planning
•	Personal Lines (Auto, Home, etc.)			•	Annuities

Association & Other Endorsed Products		Specialty Wholesale
•	Life, Health and Disability	•	Healthcare
•	Professional Liability	•	Primary & Excess General Liability
•	Workers’ Compensation	•	Executive Assurance
•	General Commercial Liability	•	Professional Liability and E&O
•	Travel Insurance and Related Services	•	Pharmaceutical Product Liability
•	Personal Lines (Auto, Home, etc.)	•	Long-term Care
		•	Non-standard Physicians
Specialized Benefits Services

Workplace Benefits
•	Core Benefits
•	Voluntary Benefits
•	Section 125 Plans
•	Flexible Spending Accounts
•	Total Compensation
•	Electronic Surveys
•	Print Communications
     Insurance Brokerage
          Property and Casualty Insurance. We place P&C insurance, including commercial property and general commercial liability, workers’ compensation, surety bonds, professional liability products and personal lines. Net commissions and fees (“NCF”) generated from the sales of these products and services accounted for approximately 53.4% of our total consolidated NCF for the year ended December 31, 2006.
          Employee Benefits Products. We sell employee benefits products and related services, including individual and group medical, life, disability and dental insurance. NCF generated from the sales of these products and services accounted for approximately 30.8% of our total consolidated NCF for the year ended December 31, 2006.
          Association and Other Endorsed Products. We place professional P&C insurance and employee benefits products through various affinity marketing channels. These channels include trade, professional and alumni associations that offer various insurance products to their members. NCF generated from the sale of P&C and employee benefits products through affinity marketing channels included above in P&C and Employee Benefits Products accounted for approximately 11.0% of our total consolidated NCF for the year ended December 31, 2006.
          Specialty Wholesale. We sell small group benefits on a wholesale basis and specialty P&C wholesale insurance products such as pharmaceutical product liability, professional liability, long-term care and non-standard physicians coverage through other insurance brokers. NCF generated from the sale of these products and services accounted for approximately 6.0% of our total consolidated NCF for the year ended December 31, 2006 and are included above in P&C and Employee Benefits Products.

          Retirement Products. Retirement covers a broad spectrum of consulting and administration services related to retirement plans and employee benefit plans. These services include plan design, compliance, communication and administration for defined contribution and defined benefit retirement plans and other employee benefit plans. Other related products and consulting services include life and disability insurance, annuities and estate planning. Revenues generated from these services accounted for approximately 6.6% of our total consolidated revenues for the year ended December 31, 2006.
     Specialized Benefits Services
          Workplace Benefits. We administer annual employee benefits enrollment functions for clients. In conjunction with the administrative services we provide, we earn commissions on voluntary supplementary insurance products such as life and disability insurance purchased by our clients’ employees. NCF generated from the sales of these products and services accounted for approximately 9.2% of our total consolidated NCF for the year ended December 31, 2006.
Insurance Carriers
          We maintain relationships with numerous insurance carriers in the United States. We believe that we have alternative markets for all significant carriers and lines of coverage such that were any one carrier no longer available to us, we could continue to provide appropriate coverage to our clients.
Customers
          We serve primarily small to mid-sized business clients and individuals. Revenues generated by our ten largest clients, including affinity groups represented as a single “client”, accounted for approximately 7.0% of our NCF for the year ended December 31, 2006, while no single client in this group represented more than 2.6% of our NCF in 2006. In 2006, our largest client was an affinity group representing thousands of individual policyholders.
Competition
          The insurance brokerage industry is highly competitive and fragmented, consisting of approximately 30,000 independent insurance brokerage firms. We face competition from those brokers, banks and other financial services companies. Additionally, other sources of competition have emerged, such as when commercial banks diversified their financial services to include insurance brokerage services for greater flexibility to create and market insurance products.
          We compete for clients on the basis of reputation, client service, program and product offerings and the ability to tailor our products and risk management services to the specific needs of a client. We believe that most of our insurance brokerage competition is from numerous local and regional insurance brokerage firms and, to a lesser extent, from national insurance brokerage firms that pursue a similar strategy.
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
          As discussed further in “Insurance Industry Investigations and Other Developments,” included in Part II, Item 7, the insurance industry continues to be under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to industry practices, including contingent compensation arrangements. It is possible that as a result of these investigations our industry may become subject to new and expanded regulatory requirements at the state and/or federal level. In response to these investigations, we have voluntarily implemented reforms and consequently are spending more on compliance functions, such as the expense associated with the following: the retention of a chief compliance officer, tracking developing state laws with respect to broker compensation, licensing, compliance audits, corporate governance and other related activities. While we cannot predict the outcome of these investigations, the industry is likely to become subject to an increased regulatory environment and we may be required to spend more on compliance activities or exit certain lines of business and/or jurisdictions or eliminate the receipt of contingent commissions, which could materially impact our financial position and results of operations.

          USI Securities, Inc., our subsidiary, is a broker/dealer for mutual funds, variable insurance contracts and securities regulated by the National Association of Securities Dealers, Inc., and the SEC. USI Securities, Inc. is also a Registered Investment Adviser regulated by the SEC. Under SEC regulations, USI Securities, Inc. must maintain minimum net capital reserves.
Employees
          At December 31, 2006, we had 3,018 employees, of which 515 are sales professionals. We are not involved in any material disputes with our employees and believe that relations with our employees are good.
          The ten top revenue producing sales professionals during 2006 represented 7.3% of our NCF for the year. No single sales professional was responsible for more than 1.4% of our NCF in 2006.
Website
          We maintain a website at www.usi.biz. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K. To access the SEC’s website, go to www.sec.gov.
Item 1A. Risk Factors
Risks Related to the Merger with GS Capital Partners
A significant delay in consummating or a failure to consummate the merger with GS Capital Partners could negatively impact the value of our common stock and our future business and financial results.
          Completion of the merger with GS Capital Partners is subject to the satisfaction or waiver of various conditions, including, among others, the approval of our stockholders, receipt of various governmental approvals and authorizations and the absence of any order, injunction or decree preventing the completion of the merger. There is no assurance that all of the various conditions will be satisfied or waived. In addition, even if all of the conditions to the merger are satisfied, the parties will not be obligated to close the merger until the expiration of a 35 day marketing period for the debt to be issued to finance the transaction.
          These conditions are more fully described in our proxy statement on Schedule 14A, which has been filed with the SEC, under the headings “The Merger Agreement — Conditions to the Merger” and “The Merger Agreement — Effective Time; Marketing Period.” You should read our proxy statement in its entirety for more details about the merger and the conditions precedent to its completion.
          If the proposed merger is not completed for any reason, our financial results could be negatively affected because of the following:
•	the payment of a termination fee of $41.0 million to GS Capital Partners under certain circumstances, including, among others, if our Board of Directors recommends an alternative transaction proposal or if we enter into an alternative transaction;

•	the reimbursement of up to $10.0 million of GS Capital Partners costs and expenses in connection with the merger agreement under certain circumstances, including, among others, if we breach the merger agreement or if our stockholders do not approve the merger;

•	the payment of certain costs relating to the merger that are payable whether or not the merger is completed, including legal, accounting and financial advisor fees; and

•	the diversion of management’s focus toward the merger instead of on our core business and other potential business opportunities.

Restrictions on the conduct of our business prior to the completion of the merger may have a negative impact on our operating results.
          We have agreed to certain restrictions on the conduct of our business in connection with the merger that require us to conduct our business in the ordinary course consistent with past practices (subject to certain exceptions or the consent of GS Capital Partners). These interim operating covenants are described in our proxy statement under the caption, “The Merger Agreement — Conduct of Business Prior to Closing.” You should read our proxy statement in its entirety for more details about the merger and the interim operating covenants. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger, which could have an adverse effect on our future results of operations or financial condition.
Risks Related to Our Business
We may be unsuccessful in adequately growing our cash earnings per share and our failure to do so may negatively impact the price of our common stock and our financial position and results of operations.
          Our financial objectives state our intention to grow our cash earnings per share (defined as income from continuing operations plus amortization of intangible assets on a diluted per share basis). As a means to accomplish this goal, we focus on generating organic growth in revenues, creating efficiencies in our operations and making select strategic acquisitions. These strategies and activities may not result in achieving our desired cash earnings per share growth. If we fail to adequately achieve our cash earnings per share growth objective, the price of our common stock and our financial position and results of operations could be negatively affected.
We may be unsuccessful in growing revenues organically, and our failure to do so may negatively impact the price of our common stock and our financial position and results of operations.
          As a means to grow our earnings, we focus on generating organic growth in revenues. Our business plan contemplates that we will grow organically (defined as total revenue growth less the impact of acquisitions and divestitures in the prior twelve months) over the long-term through all insurance industry cycles and economic market cycles. As part of our strategy to grow organically, we seek to increase sales production through our sales management program, increase our sales professionals’ specialization within the P&C insurance market and cross-sell multiple lines of business to existing clients. To date these strategies and activities have not resulted in achieving our desired organic growth. Due in part to the decentralized nature of our operations, we may have difficulty in focusing our sales managers and sales professionals on our sales management program and cross-selling strategy. In addition, we may have difficulty in integrating newly hired sales managers and sales professionals into our sales management program and cross-selling strategy. If we fail to succeed in our organic revenue growth strategy, the price of our common stock and our financial position and results of operations could be negatively affected.
We may be unsuccessful in expanding our margins, and our failure to do so may negatively impact the price of our common stock and our financial position and results of operations.
          Our business plan includes expanding our margins to achieve a balanced performance and efficiency level. As part of our strategy to expand our margins, we seek to streamline and centralize information technology, accounting and administrative services, consolidate the back-office operations of our insurance brokerage businesses on a regional basis, benchmark all key expense categories, identify best practices and implement plans to bring all operations to target margin levels. These strategies and activities may not have the desired results of achieving our goal of increasing our margins. Due in part to the decentralized nature of our operation, we may have difficulty in focusing our local managers on our margin expansion strategy program. In addition, we may have difficulty in integrating acquired operations into our margin expansion strategy. If we fail to meet expectations, the market price of our common stock and our financial position and results of operations could be negatively affected.
We could fail to maintain an effective system of internal controls and, consequently, may not be able to report our financial results accurately. As a result, our current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the price of our common stock.
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
          Certain of the insurance carriers that have been subject to state Attorney General investigations and/or lawsuits arising out of these matters have chosen to accept significant modifications to the circumstances under which they will pay contingent commissions. Some of these carriers have agreed to settlements that provide for the termination on their part of the payment of contingent commissions in certain lines of insurance if certain market conditions exist. In addition, certain carriers have agreed not to pay any contingent commissions in certain lines of business until a date certain. Further, certain carriers have agreed to cease paying contingent commissions altogether, but have retained the right to pay supplemental commissions. Supplemental commissions can be set as a fixed percentage of premiums, or they can be based on the amount of premium in force with that carrier during a previous year. In either event, the percentage payable to the producer must be fixed prior to the start of the year in which payable. Some of the carriers who have chosen to cease paying contingent commissions have tendered to us new agreements providing for supplemental commission opportunities in lieu of prior contingent commissions.
          In addition to the state Attorney General investigations described above, a number of state departments of insurance have begun inquiries into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. We have received and responded to inquiries from insurance regulators in several states. We are also named a defendant in industry class action litigation that focuses on, among other things, the payment of contingent commissions by insurers to insurance brokers who sell their insurance and alleged bid rigging in the setting of insurance premium levels.
          The resolution of these matters may result in a loss, which could be material, to our business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which would have a material adverse impact on our financial position and results of operations.
          For further information on the matters discussed see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Insurance Industry Investigations and Other Developments” and Note 14, “Contingencies” to our Consolidated Financial Statements.
Contingent commissions are less predictable than our other revenues, which makes it difficult to forecast revenues; and decreases in these commissions may negatively impact our financial condition or results of operations.
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
          Any decrease in the contingent commissions we receive would reduce our revenues and, to a greater degree, decrease our income from continuing operations before income tax benefit, on a percentage basis. A significant decrease in contingent commissions would consequently have a negative impact on our financial results and limit our ability to incur and service debt and comply with financial covenants in our credit facility. Our income from continuing operations before income tax expense from contingent commissions was $26.1 million, $25.8 million and $19.0 million in 2006, 2005 and 2004, respectively. For further information on the matters discussed see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Insurance Industry Investigations and Other Developments” and Note 14, “Contingencies” to our Consolidated Financial Statements.

The cyclical nature of P&C premium rates may make our financial results volatile and unpredictable. Commissions from the brokering of insurance products represent a majority of our revenues.
          Commissions are typically determined as a percentage of premium rates. We have no control over the insurance premium rates on which these commissions are calculated. For example, from 1987 through 1999, the P&C insurance industry experienced a period of flat to declining premium rates, or a soft market, which negatively affected commissions earned by insurance brokers. Starting in 2002, years of underwriting losses for P&C insurance companies combined with the downturn in the equity markets caused insurers to increase premium rates, creating a hard market which generally increases an insurance broker’s revenues. Additionally, the insurance industry was affected by the events of September 11, 2001, which resulted in one of the largest insurance losses in America’s history and accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, a number of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These trends prompted by the hard market negatively impacted our revenues, somewhat offsetting the positive impact of the hard market. The hard market, for many lines of insurance, began to slow in the second half of 2002. By the second half of 2003, premiums in most P&C lines of insurance began to flatten or decline other than certain catastrophe property risks. In 2004 and through today, the soft market has generally persisted, negatively affecting brokers’ revenue. The competitive pricing dynamic has been consistent throughout most account sizes and most geographic regions. If the soft market persists, it may continue to negatively impact our P&C insurance brokerage revenues.
We act as brokers for state insurance funds such as those in California and Florida which could choose to reduce brokerage commissions and/or contingent commissions we receive, which could negatively affect our financial results.
          In response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for state insurance funds such as those in California, Florida and other states in which we operate. These state funds could choose to reduce the brokerage commissions and/or contingent commissions we receive. If these reductions in commissions occurred in a state in which we have substantial operations, they could substantially affect the profitability of our operations in that state or cause us to change our marketing focus. In addition, any decrease in these commissions would reduce our revenues and, to a greater degree, decrease our income from continuing operations before income taxes, on a percentage basis. A significant decrease in these commissions would consequently have a negative impact on our financial results and limit our ability to incur and service debt and comply with financial covenants in our credit facility.
Government regulation and resulting market dynamics relating to the group health plans we sell could negatively affect our financial results.
          As an employee benefits broker, we provide our clients access to group health insurance products and services as well as advice on benefit plan design. Reform of the health care system is a topic of discussion at both the state and federal levels in the United States. Proposed bills and regulations vary widely and range from reform of the existing employer-based system of insurance to a single-payer, public program. Several groups are urging consideration by the Congress of a national health care plan. If any of these initiatives ultimately become effective, they could have a material effect on the profitability or marketability of the health insurance products and services we sell and on our business, financial condition and results of operations.
We are dependent on key sales and management professionals who could end their employment with us, which could negatively affect our financial results and impair our ability to implement our business strategy.
          Our success substantially depends on our ability to attract and retain senior management and the individual sales professionals and teams that service our clients and maintain client relationships. In addition, some of these individuals maintain licenses or certifications that are necessary for us to carry out our business in regulated fields. If key sales professionals and senior managers were to end their employment with us, or if we experience significant turnover among our key sales professionals, it could negatively affect the execution of our business strategy, disrupt our client relationships and have a corresponding negative effect on our financial results, marketing and other objectives and impair our ability to implement our strategy. Our senior managers and substantially all of our sales professionals are subject to employment agreements containing confidentiality and non-solicitation provisions. If any of them were to leave and litigate to be released from these agreements, it could lead to costly litigation and some courts may not enforce these agreements.

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
Our inability to acquire and integrate operations successfully may negatively affect our financial results and internal control over financial reporting.
          We may acquire traditional insurance brokerage businesses in order to augment our organic growth. However, as a result of any acquisition, we may have difficulty in maintaining a balanced mix of P&C insurance and employee benefits products revenues, thereby adversely impacting our desired organic growth.
          Due in part to the decentralized nature of our operations, as well as the variety of types of businesses we may acquire, we may have difficulty integrating the operations, systems and management of our acquired companies and may lose key employees of acquired companies. In addition, competition to acquire traditional insurance brokerage businesses is intense and we may experience heightened price competition from our peers.
          Although we conduct due diligence in respect of the business and operations of each of the businesses we acquire, we may not identify all material facts concerning these businesses. Unanticipated events or liabilities relating to these businesses could have a material adverse effect on our financial condition. Furthermore, once we have integrated an acquired business, it may not achieve levels of revenue, profitability or productivity comparable to our existing locations, or otherwise perform as expected. Our failure to integrate one or more acquired businesses so that they achieve our performance goals may have a material adverse effect on our results of operations and financial condition.
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
          In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, in 2004, we recorded expense of $12.4 million comprised of employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In 2005, we recorded additional margin improvement plan expense of $8.1 million comprised of employee severance and related benefits of $6.1 million and the modification of 58 sales professionals’ agreements of $2.0 million. In the future we may incur similar costs as we grow and refine our operating structure. Further margin improvement efforts may result in similar or greater expenses, which could negatively affect the price of our common stock and our financial condition or results of operations.
          In the fourth quarter of 2006, we recorded integration expenses of $1.4 million, primarily related to the acquisition of Kibble & Prentice Holding Co. (“Kibble”). In addition, as part of our acquisition of Summit Global Partners, Inc. (“SGP”), we restructured the agreements of certain sales professionals and executives. As a result of these efforts, we recorded expenses of $8.1 million in the first quarter of 2005. In exchange for this consideration, the employment agreements were conformed to our standard compensation structure for sales professionals and regional executives. Further integration of our existing businesses and businesses we may acquire in the future may result in similar or greater integration expenses, which could negatively affect the price of our common stock and our financial condition or results of operations.
Our business, financial condition and/or results may be negatively affected by errors and omissions claims and the outcome of factual and potential claims, lawsuits and proceedings.
          We have extensive operations and are subject to various actual and potential claims, lawsuits and other proceedings relating principally to errors and omissions in connection with the placement of insurance and/or the handling of claims in the ordinary course of business. The placement of insurance and the handling of claims involve substantial amounts of money. Since errors and omissions claims against us may allege our potential liability for all or part of the amounts in question, claimants may seek large damage awards and these claims can involve significant defense costs. Errors and omissions could include, for example, our employees or sub-agents failing, whether negligently or intentionally, to place coverage or file claims on behalf of clients, to appropriately and adequately disclose insurer fee arrangements to our clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. It is not always possible to prevent or detect errors and omissions and the precautions we take may not be effective in all cases. We have established provisions against these items which we believe to be adequate in light of the current information and legal advice, and we adjust such provisions from time to time according to developments.
          The coverage limits and the amount of related deductibles of our errors and omissions insurance coverage are established annually based upon our assessment of our errors and omissions exposure, loss experience and the availability and pricing within the marketplace. Our premiums and deductibles associated with the purchase of errors and omissions coverage may be higher in certain years because of adverse market conditions for buyers of this coverage or our own claims experience. Recently, market conditions have caused us to raise the amount of our deductibles. In addition, errors and omissions insurance coverage is subject to numerous exclusions. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, it is possible that our insurance coverage may be inadequate or unavailable and thereby our business, financial results or financial condition may be adversely affected. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.
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
          We also compete with other national brokers and financial institutions that pursue an acquisition or consolidation strategy similar to ours. These include Arthur J. Gallagher, Brown & Brown, Hilb, Rogal & Hobbs, Hub International Limited and Lockton Companies, Inc., as well as a number of regional banks and private equity firms.
Our high level of indebtedness may put us at a competitive disadvantage relative to insurance brokers and other distributors of financial products and services.
          As of December 31, 2006, our total indebtedness of $380.8 million and our total indebtedness measured as a percentage of our total capitalization of 46.4% were higher than those of brokers that we consider to be generally comparable to us. As a result, we may be less able to compete effectively with our peers when acquiring other brokerage operations that are seeking cash purchase consideration versus stock purchase consideration. Additionally, with a lower level of indebtedness, our peers are likely to have greater flexibility to direct cash flow from operations toward hiring additional sales professionals, capital expenditures and other forms of reinvestment in their businesses than we have currently.
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
          Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we will be required to write down the value of such assets. For example, in the fourth quarter of 2006 we recorded a $3.2 million impairment charge on the intangible assets of one of our California acquisitions following an office closure. Because goodwill and intangible assets comprise such a large percentage of our stockholders’ equity, any such write down may have a significant negative effect on our stockholders’ equity and financial results.
The geographic concentration of our businesses could leave us vulnerable to an economic downturn or regulatory changes in those areas, resulting in a decrease in our revenues.
          For the years ended December 31, 2006, 2005 and 2004, our California- and New York-based businesses constituted approximately 29%, 34% and 34%, respectively, of our consolidated revenues. Because our business is concentrated in these two states, the occurrence of adverse economic conditions or an adverse regulatory climate in either California or New York could negatively affect our financial results more than would be the case if our business were more geographically diversified.
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
          State insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, some of which affect us, including those relating to the licensing of insurance brokers and agents, premium rates, regulating unfair trade and claims practices, the regulation of the handling and investment of insurance carrier funds held in a fiduciary capacity and regulation of business practices generally, including our compensation arrangements with insurers and clients. These examinations may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect our business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and/or expensive. Specifically, recently adopted federal financial services modernization legislation addressing privacy issues, among other matters, is expected to lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations.
          In response to perceived excessive cost or inadequacy of available insurance, states have also from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for state insurance funds such as those in California, New York and other states in which we operate. These state funds could choose to reduce the sales or brokerage commissions we receive. In addition, these states could enact legislation to reform existing P&C insurance and individual and group health care insurance regulations. If these reductions in commissions or changes in legislation occurred in a state in which we have substantial operations, such as California or New York, they could substantially affect the profitability of our operations in that state or cause us to change our marketing focus.
We depend on our information processing systems. Interruption or loss of our information processing systems could have a material adverse effect on our business.
          Our ability to provide administrative services depends on our capacity to store, retrieve, process and manage regionally centralized databases and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure or damage caused by fire, tornadoes, lightning, electrical power outage or other disruption at these centralized locations could have a material adverse effect on our business, financial condition and results of operations.

Our principal stockholders’ interests in our business may be different than those of our other stockholders and, therefore, may make decisions that are adverse to our other stockholders’ interests.
          Capital Z Financial Services Fund II, L.P. and its affiliates (collectively, “Capital Z”) beneficially owned approximately 16.3% of our voting common stock as of December 31, 2006. In addition, Mr. Robert A. Spass, one of our directors, is a partner of Capital Z. As a result, Capital Z will have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election of directors, mergers (including the pending merger with GS Capital Partners), consolidations and sales of all or substantially all of our assets. Capital Z also may have interests that differ from those of our other stockholders and may vote in a way with which you disagree and which may be adverse to the interests of our other stockholders. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          We lease our principal corporate office in Briarcliff Manor, New York, and our operating unit offices in various states. These properties are suitable for our use. Information regarding lease commitments is set forth in Note 10 “Lease Commitments” to our Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 10, “Lease Commitments” is incorporated herein by reference.
Item 3. Legal Proceedings
          Information regarding legal proceedings is set forth in Note 14 “Contingencies” to our Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 14 “Contingencies” is incorporated herein by reference.
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
          Our common stock is quoted on the NASDAQ Stock Market under the symbol “USIH.” The following table sets forth the intra-day high and low sales prices for the common stock for the periods indicated below:

	High	Low
2006
Fourth Quarter	$16.05	$13.37
Third Quarter	$13.74	$12.00
Second Quarter	$16.02	$12.70
First Quarter	$16.13	$13.29

2005
Fourth Quarter	$14.20	$12.37
Third Quarter	$13.17	$11.05
Second Quarter	$13.02	$10.95
First Quarter	$12.01	$10.98
          As of February 21, 2007, there were 58,490,586 shares of the Company’s common stock outstanding, held by approximately 268 stockholders of record. The closing price of the Company’s stock on February 21, 2007 was $16.73 per share.
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
Issuer Purchases of Equity Securities
          On May 10, 2004, we announced that our Board of Directors authorized a limited stock repurchase plan. Using only proceeds and any related tax benefit amounts from the exercise of stock options and warrants, we may, at management’s discretion, repurchase shares in the open market or in private transactions in order to help offset dilution from our equity compensation plans and previously issued warrants to purchase our common stock. The amount and timing of repurchases will be based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During early 2006 we purchased 207,601 shares of our common stock on the open market under the limited stock repurchase plan at an aggregate cost of $2.9 million.
          On December 20, 2004, we announced that our Board of Directors authorized an expanded stock repurchase program that permits us to purchase shares of our common stock up to the limits set forth within our credit facility. We had the capacity under our credit facility to purchase up to approximately $20.0 million and $9.7 million in 2006 and 2005, respectively. We did not purchase any shares in 2006 and during 2005, we purchased 8,500 shares of our common stock on the open market under the expanded stock repurchase program at a total cost of $0.1 million.

          We made no repurchases of our common stock during the fourth quarter of 2006. Repurchases of our common stock made during the first, second and third quarters of 2006 are disclosed in our Forms 10-Q for such quarters.

Maximum
number (or
approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as part	that may yet be
	Total number of shares		of publicly	purchased under
	(or units)	Average price paid per	announced plans	the plans or
Plan Category	purchased	share (or unit)	or programs*	programs
October 1, 2006 through October 31, 2006	—	$—	—	*
November 1, 2006 through November 30, 2006	—	$—	—	*
December 1, 2006 through December 31, 2006	—	$—	—	*

Total	—		—

*	See the description of our limited stock repurchase plan preceding this table.
      Equity Compensation Plan Information as of December 31, 2006

Number of securities
remaining for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options	outstanding options	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	5,680,258	$11.16	1,669,898
Equity compensation plans not approved by security holders	—	—	—

Total	5,680,258	$11.16	1,669,898

Item 6. Selected Financial Data
          You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Financial Statements and Supplementary Data” and accompanying notes in Part II, Item 8 of this report. We derived the financial information as of December 31, 2006 and 2005 and for each of the years ended December 31, 2006, 2005 and 2004 from our audited financial statements and the related notes included in Part II, Item 8 of this report. Financial information as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 was derived from audited financial statements and related notes that are not included in this filing. In 2006, 2005 and 2004 we acquired the assets or stock of 20, 10 and 4 companies and books of business, respectively. As a result, the financial data for each of the five years set forth below are not directly comparable. Please read Note 2, “Acquisitions” to our Consolidated Financial Statements included in Part II, Item 8 of this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Income statement data:
Revenues(a)
Net commissions and fees and other revenues	$546,307	$504,426	$401,836	$338,513	$313,684
Investment income	5,301	3,858	1,378	2,488	2,641

Total revenues	551,608	508,284	403,214	341,001	316,325
Expenses(a)
Compensation and employee benefits	310,461	290,386	228,628	192,946	195,060
Other operating expenses	135,565	115,198	93,006	75,193	66,199
Amortization of intangible assets	34,536	30,549	23,099	20,934	20,306
Depreciation	10,282	9,655	8,589	9,424	10,831
Interest	20,690	15,036	8,531	9,712	17,239
Margin improvement plan expenses(b)	—	8,141	12,371	—	—
Acquisition integration expenses(b)	1,419	8,573	276	—	—
Early retirement of debt	2,093	—	—	4,049	2,610
Change in value of stock appreciation rights	—	—	—	—	(2,995)
Change in value of redeemable common stock warrants	—	—	—	—	(4,070)
Value of stock options exchanged for stock appreciation rights	—	—	—	—	1,269

Total expenses	515,046	477,538	374,500	312,258	306,449

Income from continuing operations before income tax expense (benefit)	36,562	30,746	28,714	28,743	9,876
Income tax expense (benefit)	15,953	12,713	12,653	(5,039)	(531)

Income from continuing operations	20,609	18,033	16,061	33,782	10,407
(Loss) income from discontinued operations, net of income taxes(c)	—	(10,229)	(7,760)	1,747	(13,222)

Net income (loss)	$20,609	$7,804	$8,301	$35,529	$(2,815)

Reconciliation of net income (loss) to net income (loss) available to common stockholders:
Net income (loss)	$20,609	$7,804	$8,301	$35,529	$(2,815)
Change in aggregate liquidation preference of preferred stock	—	—	—	—	(18,708)
Change in redemption value of Series N put rights	—	—	—	—	138

Net income (loss) available to common stockholders	$20,609	$7,804	$8,301	$35,529	$(21,385)

(Table continued on following page)

(Continued from previous page)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except for per share data)
Per share data—basic:(d)
Income (loss) from continuing operations	$0.36	$0.32	$0.33	$0.74	$(0.93)
(Loss) income from discontinued operations, net of income taxes	—	(0.18)	(0.16)	0.04	(1.50)

Net income (loss) per common share	$0.36	$0.14	$0.17	$0.78	$(2.43)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except for per share data)
Per share data—diluted:(d)
Income (loss) from continuing operations	$0.36	$0.32	$0.33	$0.73	$(0.93)
(Loss) income from discontinued operations, net of income taxes	—	(0.18)	(0.16)	0.04	(1.50)

Net income (loss) per common share	$0.36	$0.14	$0.17	$0.77	$(2.43)

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance sheet data:
Goodwill	$508,330	$405,490	$309,195	$214,067	$178,402
Expiration rights and other intangible assets, net	226,016	165,643	114,842	87,850	85,221
Total assets of continuing operations	1,239,146	1,018,931	782,141	644,304	553,855
Total debt of continuing operations(d)	380,812	236,532	156,324	156,460	131,175
Total stockholders’ equity(d)	440,402	409,981	327,565	262,862	182,799
Redeemable common stock(e)	—	—	—	—	21,302

(a)	All amounts have been reclassified to reflect the impact of discontinued operations announced in 2005 and 2004.

(b)	In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this plan, we recorded expense of $12.4 million in the fourth quarter of 2004. The expense related to employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In 2005, we recorded an additional $8.1 million in expense primarily for employee severance and related benefits in connection with the margin improvement plan.

In the fourth quarter of 2006, we recorded $1.4 million in integration expense, primarily related to the Kibble acquisition. In 2005, we recorded acquisition integration expense of $8.6 million, which related primarily to the restructuring of certain SGP sales professionals’ and executives’ employment agreements in the amount of $8.1 million. In exchange for cash and/or restricted stock consideration, existing employment agreements were amended to conform to our standard compensation structure for sales professionals and regional executives. The $8.1 million in consideration to the SGP individuals was not included in purchase price for accounting purposes.

(c)	In December 2004, our Board of Directors approved plans to sell, or otherwise dispose of, three operations in our Insurance Brokerage and Specialized Benefits Services segments that exhibited significant earnings volatility or that did not fit with our core business strategy. In the first quarter of 2005, we classified as discontinued operations two operations newly acquired in the SGP acquisition that were determined not to fit with our core business strategy. In June 2005, we approved a plan to sell or otherwise dispose of two additional operations in the Insurance Brokerage segment that exhibited significant earnings volatility or that did not fit with our core business strategy, one of which was acquired in the first quarter of 2005 in the SGP acquisition. As a result of these actions, we classified these entities as discontinued operations. See Note 16, “Discontinued Operations” in the notes to Consolidated Financial Statements for details.

(d)	On October 25, 2002, we completed our IPO of 9.0 million common shares at a price of $10 per share. Upon the consummation of the IPO, all outstanding shares of preferred stock were split adjusted (two-for-five reverse stock split) and converted into approximately 23.1 million shares of our common stock. The accretion dividends, with respect to the preferred stock, were converted to approximately 9.1 million shares of our common stock at the IPO price of $10 per share. At December 31, 2006, 2005, 2004, 2003 and 2002 we had approximately 58.5 million, 57.6 million, 51.5 million, 46.7 million and 42.4 million shares of common stock outstanding, respectively. The IPO proceeds, net of the underwriting discount and expenses, of approximately $78.4 million were used to repay indebtedness under our credit facility.

(e)	At December 31, 2002, we had approximately 2.2 million shares of common stock outstanding on which the owners had put rights. These shares, and the related put obligation, were reclassified to equity and liabilities, respectively, upon the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” in 2003.

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
          We are a leading distributor of property and casualty (“P&C”) insurance and employee benefits products and related consulting and administrative services primarily to small and mid-sized business clients and individuals. In our role as an insurance intermediary, we may act as an agent on behalf of the insurance companies we represent, or as a broker, working without any particular insurance company affiliation.
          Sources of Revenue
          We generate revenues and cash primarily from:
•	commissions paid by insurance companies on the placement of P&C and employee benefits products;

•	fees paid directly by clients and other third-parties for either P&C or employee benefit-related services; and

•	interest income.
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
          Costs and Expenses
          As a service provider, our largest cost of doing business is compensation and employee benefits expense. In 2006, compensation and employee benefits expense was $310.6 million, or 56.3% of our total revenues. Of our total compensation and employee benefits expenses, approximately one third was variable compensation paid to our salespeople. Our salespeople are generally paid on a standard formula based on a percentage of the retained revenues they manage and a percentage of new business written. Most of the remaining two thirds of compensation expense is semi-variable in nature and tied to our insurance operations employees, such as customer service representatives and account managers, whose primary responsibilities are client service oriented.
          Other costs of doing business include travel, meals and entertainment, building occupancy costs, such as lease expense and related office expenses, legal and other professional services and insurance. Significant non-operating costs include amortization of intangible assets as a result of our history of acquisitions and interest cost on our debt balances.

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
          In addition to the state Attorney General investigations described above, a number of state departments of insurance have inquired into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. We have received and responded to inquiries from insurance regulators in several states.
          Some of the other insurance brokers and insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some of these matters. Marsh & McLennan, Aon Corporation, Arthur J. Gallagher & Co., Hilb, Rogal & Hobbs Company (“HRH”), Brown & Brown Insurance and Willis Group Holdings Ltd., among others, have each entered into agreements with governmental agencies, which collectively involve significant business practice changes and substantial payments by these brokers to agencies and certain of their clients. While no government agency, including the Attorney General of the State of New York, has made any demands (other than information and/or document requests) on us, or filed suit against us, there can be no assurance that their continuing inquiries referenced above will not result in demands upon us or suits filed against us, or that the resolution of these matters would not materially harm our business or have a material adverse impact on our results of operations. Additionally, due to the uncertainties involved, we cannot currently estimate a range of possible loss, if any, from these investigations.
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
          Since October 2004, the industry’s long-standing contingent commission agreements have been a focal point of scrutiny by various regulators and, in fact, with the exception of the settlements entered into by HRH, which included an agreement that HRH would discontinue acceptance of only certain types of contingent compensation, and Brown & Brown, which required written disclosure of all compensation prior to binding coverage, the settlement agreements of the other above-referenced brokers provided that these brokers would discontinue acceptance of all contingent commissions. Moreover, certain insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to accept significant modifications to the circumstances under which they will pay contingent commissions. Indeed, certain carriers have agreed to settlements which provide for the termination on their part of the payment of contingent commissions in certain lines of insurance if certain market conditions exist. In addition, certain carriers have agreed not to pay any contingent commissions in certain lines of business until a date certain. Further, certain carriers have agreed to cease paying contingent commissions altogether, but have retained the right to pay supplemental commissions. Supplemental commissions can be set as a fixed percentage of premium, or they can be based on the amount of premium in force with that carrier during a previous year. Either way, the percentage payable to the producer must be fixed prior to the start of the year in which payable. Some of the carriers who have chosen to cease paying contingent commissions have tendered new agreements providing for supplemental commission opportunities in lieu of prior contingent commissions.
     These insurance carriers have, in certain cases, also agreed to pay substantial sums, change their business practices and support future legislative efforts to ban the payment and receipt of contingent commissions. Although we have chosen to make certain business practice changes consistent with some of the arrangements entered into by other carriers, we have not paid any amounts to government authorities and also have not discontinued accepting contingent commissions. Additionally, although market or other external forces may ultimately cause our contingent commission agreements to cease or be substantially limited and/or restructured, during the twelve months ended December 31, 2006, we received substantially all of our contingent commissions payable under the agreements in place during 2005. Furthermore, many of our carriers, with whom we have historically had contingent arrangements, have entered into contingent commission agreements for 2007 in a form and structure generally consistent with prior agreements. To the extent any of these carriers have ceased or substantially restructured their contingent commission agreements, these carriers have tendered new agreements providing for supplemental commission opportunities in lieu of prior contingent commissions. Our revenues and income from continuing operations from contingent and override commissions were approximately $26.1 million, $25.8 million and $19.0 million for 2006, 2005 and 2004, respectively.
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
          On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey (the “Court”), the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Amended Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against us based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than us. We have moved to dismiss the Consolidated MDL Complaints and have also opposed plaintiffs’ motions for class certification. Recently, in response to the Court’s directive that the plaintiffs further substantiate their claims in writing, the plaintiffs submitted more particularized allegations against the various defendants. None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions. Two of the defendant groups have entered into settlement agreements with the plaintiffs, one of which has been approved by the Court and the other remains subject to Court approval.
          We believe we have substantial defenses to the claims made in these class action proceedings and intend to defend ourselves vigorously; however, because the cases are in their early stages, the sufficiency of the complaints has not yet been tested, the plaintiff class has not yet been certified and discovery is ongoing, we are unable to provide a reasonable estimate of the range of possible loss attributable to these class action proceedings or the impact they may have on our results of operations or our cash flows (to the extent not covered by insurance). Consequently, we have not recorded a loss contingency for any of these lawsuits.
Industry Trends and Uncertainties Which May Impact Future Results of Operations
          Our future results of operations will be impacted by the full year impact of those companies that we acquired during 2006, as well as the consolidation of any additional company that may be acquired in the future. These acquisitions may negatively impact our operating margins as we integrate the operations of the acquired entities. These acquisitions will affect both the total amounts of our reported revenues and expenses. In addition, our future results of operations also may be impacted by the following factors which affect the property and casualty and employee benefits markets generally.
          Property & Casualty Market
          Retail insurance brokerage companies principally serve businesses, public institutions and individual clients by placing P&C insurance coverage on their behalf with insurance carriers, or insurers, and providing risk management services. Through their knowledge of the insurance markets and strong relationships with insurers, insurance brokers assist their clients by negotiating competitive rates and policy terms and conditions. Insurance brokers also serve as a distribution channel for insurers and often perform much of the administrative and customer service functions that insurers would have to otherwise perform were they to sell insurance coverage directly. Insurance brokers, especially those who operate in the middle market, are typically compensated through commissions paid by insurers on the premium volume that they place. Brokers can also be paid on a fee basis for their insurance placement and other risk management services.
          In general, net written premiums in the P&C insurance market demonstrate a resistance to price volatility, as most small and mid-sized businesses maintain budgets for their insurance coverage purchases. As a result, during periods of declining premium rates, insurance buyers tend to reduce deductibles, increase their limits of coverage and purchase new coverage, resulting in relatively consistent premiums from year to year. During periods of increasing premium rates, customers generally try to maintain their overall insurance cost by reducing coverage, self-insuring some risks and maintaining higher deductibles. During the period from 2000 to 2005, total commercial P&C insurance premium volume on a dollar basis in the United States increased every year by an average of 7.8%, according to AM Best. Insurance brokerage firms that focus on small to mid-sized businesses have historically grown revenues at a higher rate than the four largest insurance brokers due to their ability to increase market share and the fact that their compensation is principally commission based and thus tends to increase with premium levels.
          Insurance premium pricing within the commercial P&C insurance industry has historically been cyclical, based on the underwriting capacity of the insurance industry and economic conditions. We use the terms “soft market” and “hard market” to describe the business cycles experienced by the industry. A soft market is an insurance market characterized by a period of declining premium rates, which negatively affects commissions earned by insurance brokers. A hard market is an insurance market characterized by a period of rising premium rates which, absent other changes, positively affects commissions earned by insurance brokers. Additionally, the insurance industry was affected by the events of September 11, 2001, resulting in the one of the largest insurance losses in America’s history, which accelerated increases in premium rates for particular lines of commercial P&C insurance. In response to rising premiums, a number of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases. These trends, prompted by the hard market, negatively impacted our revenues, somewhat offsetting the positive impact of the hard market. The hard market, for many lines of insurance, began to slow in the second half of 2002. By the second half of 2003, premiums in most P&C lines of insurance began to flatten or decline, other than certain catastrophe property issues mentioned below. Since 2004, the soft market has generally persisted, negatively affecting brokers’ revenue throughout the P&C insurance market, including our company. Some clients use the savings on insurance premiums to purchase more coverage, somewhat offsetting the negative impact in commissions due to falling premiums. Some clients have also had an increase in exposures on which their premiums are based, e.g., revenues, payroll and building replacement costs, consistent with a general improvement in the economy. The competitive pricing dynamic is consistent throughout all account sizes and most geographic regions. If the soft market persists, our P&C insurance brokerage revenues may continue to be negatively impacted.
          The storms which occurred in the third quarter of 2005 in the Gulf Coast and Florida created devastating losses for the insurance industry. This resulted in rising premium rates for property in catastrophe-prone geographic areas. Specifically, the market hardened for property in Florida and the Gulf Coast regions. There are also capacity issues, such as the ability for some clients to purchase wind coverage, leaving some of our clients unable to purchase the limits of insurance that they had in the past. In response to rising premiums, some of our customers increased their deductibles and/or reduced their insurance coverage in order to reduce the impact of the premium increases, thereby negatively impacting our revenues. Our revenues attributable to these existing clients may continue below pre-2005 levels until they return to their previous coverage and deductibles.
          Employee Benefits Market
          Employee benefits brokers and consultants principally serve businesses and their employees by providing access to individual and group medical, life and disability insurance products and services. In addition to functioning as a distributor, employee benefits brokers and consultants also provide advice on benefit plan design and often perform administrative and outsourcing services for their clients. Through single source solutions for employee benefits insurance, consulting and administration needs, mid-sized businesses can fully outsource their employee benefits program design, management and administration without committing the time and cost of in-house staff or investing substantial capital in systems.
          Demand for employee benefits products and services is largely driven by employment levels in the economy. Pricing for these products and services is also driven by medical cost inflation. During the period from 2001 to 2005, total health insurance net premium volume on a dollar basis in the United States increased every year by an average of 7.0% according to AM Best. Over the years, the design and implementation of employee benefits programs have become significantly more sophisticated. For example, competition for executives, legislation affecting employee compensation and retirement planning have required businesses to offer new and creative programs to attract and retain talent. As businesses continue to struggle with pension deficits, healthcare costs and the constantly changing regulatory environment, demand is growing for brokers and consultants who can navigate the evolving landscape and mitigate the burdens of medical cost inflation and an overall aging workforce. As businesses struggle with medical inflation, this may result in benefit reductions and cost-shifting to employees, which may cause participants to opt out of their employers’ plan or otherwise serve to reduce insurance premiums, which would negatively affect our revenues. However, the trend toward defined contribution health care, where employees direct their benefit dollars to purchase voluntary benefits a la carte, may lead to greater opportunities for our workplace benefits business.
     Primary Financial Measures
          The primary financial measures that we use to evaluate our performance are:
•	Organic Revenue growth (decline), which excludes the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses during the twelve months following an acquisition or divestiture; and

•	Cash earnings per share (“CEPS”), which we define as income from continuing operations plus amortization of intangible assets on a diluted per share basis. (In 2006, CEPS was adjusted for acquisition integration expenses, non-cash stock-based compensation related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) “Share-Based Payment”, early extinguishment of debt expense, an impairment charge on the intangible assets of one acquisition and costs related to the proposed purchase of our common stock by GS Capital Partners. In 2005 and 2004, CEPS was adjusted for expenses related to acquisition integration efforts, the margin improvement plan and other charges.)
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
     Our Strategies
          Our business strategy is to grow our CEPS each year. We may accomplish this goal through a combination of the following strategies: (1) maximizing organic revenue growth, (2) improving operating efficiencies and (3) completing and integrating select strategic acquisitions.
          Maximize Organic Revenue Growth
          We seek to maximize organic growth opportunities by pursuing a balanced mix of revenue from P&C insurance and employee benefits products. We also seek to drive organic growth through the following:
•	Cross-Selling. We believe we have a competitive advantage over other brokerage firms as a result of our balanced mix of products, which enables us to serve as a single source for a business customer’s insurance needs. We believe cross-selling enables us to increase Organic Revenue growth and improve client retention. Our culture, organizational structure and sales force incentives have been developed to motivate our sales professionals to cross-sell our broad range of products and services.

•	Increased Specialization within Property & Casualty Insurance Market. While our employee benefits business is relatively differentiated through value-added services, we have found that focusing on specific industries within the P&C insurance market generates sales opportunities by capitalizing on the expertise and recognition we develop in those industries. We have found that our specialized P&C insurance sales professionals are more productive than their non-specialized counterparts, as measured by revenues per sales professional.

•	Increased Focus on Sales Force Retention, Recruiting and Management. We seek to grow organically through incentivizing and consistently managing our sales professionals. Our competitive commission-based compensation package is designed to retain and attract sales professionals. As a direct result, we improve customer retention and drive our sales professionals to generate new business. In addition, we have developed internal standards for sales force management processes for our operations. As a result of these standards, we actively manage our sales force through assistance in the generation of new business, cross-selling opportunities and retention of existing clients.

          Improve Operating Efficiencies
          We expect to realize continued improvement in operating margins through the standardization of operations and practices throughout our organization. We establish target expense ratios for all of our regional operations and manage the size of these operations to optimize cost structure. Within our retail brokerage operations, we have organized each office into a consistent departmental structure, with each department accountable for its profit and loss. We share comparative efficiency metrics across the company with department leaders and have created incentives for management by tying their compensation to margin improvement. At the corporate level, we also continue to implement technology improvements and automation to further reduce administrative costs.
          Select Strategic Acquisitions
          Our core acquisition strategy will focus primarily on fold-in acquisitions that are easy to integrate. We maintain an active pipeline of potential acquisition candidates and intend to review these opportunities on a selective basis for those opportunities that offer economies of scale to our local operations.
          We have a disciplined, due-diligence intensive program to evaluate, execute and integrate acquisitions.
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
          As part of our review of internal controls in compliance with Sarbanes-Oxley Section 404, we determined the need to enhance field office and corporate controls over our receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or direct bill receivables. Beginning in the third quarter of 2004 and throughout 2005, we implemented new processes, which now allow us to calculate and record the receivable and revenue and the related compensation payable and expense for each commercial lines P&C direct bill policy at the time it is effective. As a result of these processes, beginning in the second quarter of 2005, we obtained reliable information which management utilized to adjust its estimate of the direct bill receivable and related compensation payable. All such material adjustments had been completed as of December 31, 2005.
     Enrollment Revenue Recognition
          We record fees and/or commissions related to benefit enrollment services when earned. We consider the earnings cycle complete when we have substantially completed our obligations under the service contract, we can reasonably estimate the revenue earned and when collection is reasonably assured. At the completion of an enrollment, we record an estimate of first year fee and/or commission income less an estimate of policy cancellations. This policy cancellation allowance is based on historical attrition rates by carrier and type of policy. The allowance for policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $3.7 million and $3.3 million at December 31, 2006 and 2005, respectively. If our estimate of policy cancellations is too low, we may need to reverse previously recognized enrollment revenues.
          In the fourth quarter of 2006, we recorded a downward adjustment to revenues and direct bill accounts receivable in our enrollment business of $2.5 million. The adjustment arose from a periodic review of our historical policy cancellation experience in this business. We found that the cancellation estimate used in our revenue recognition model, which is based on the performance of a large volume of similar policies over a number of years, was not accurate with respect to certain large enrollment cases. As a result, we increased the cancellation assumption on two cases to our best estimate of the actual cancellation trend on each case and recorded a cumulative adjustment to revenues and receivables.

     Allowances for Bad Debts and Policy Cancellations
          We maintain an allowance for bad debts and estimated policy cancellations based on our premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. We periodically review the adequacy of the allowances and make adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition, which may have a negative impact on our results of operations. The allowance for bad debts and policy cancellations, including the cancellation allowance for enrollment revenue above, was $9.7 million and $7.3 million at December 31, 2006 and 2005, respectively, due to growth in our revenues and receivables, an acquisition in the benefits enrollment business and to one significant reserve on the accounts receivable in one of our locations.
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
          Future events could cause management to conclude that impairment of our goodwill or other intangible assets exists, which may have a material adverse effect on our results of operations. Please refer to Note 3, “Goodwill and Other Intangible Assets” in our Consolidated Financial Statements included in Part II, Item 8 of this report.
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
     Income Taxes
          Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and any related valuation allowance involves judgment. GAAP requires deferred tax assets and liabilities (“DTAs” and “DTLs,” respectively) to be recognized for the estimated future tax effects attributed to temporary differences and carry-forwards based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the financial statements. For example, we have a DTA because the tax bases of our accrued liabilities are smaller than their book bases. Similarly, we have a DTL because the book basis of our goodwill exceeds its tax basis. Carry-forwards primarily include items such as net operating losses (“NOLs”), which can be carried forward subject to certain limitations. A summary of the significant DTAs and DTLs relating to our temporary differences and carry-forwards is included in Note 9, “Income Taxes” to our Consolidated Financial Statements included in Part II, Item 8 of this report.

          At December 31, 2006, our current DTAs totaled $11.7 million, and our non-current DTLs totaled $25.8 million. We are required to reduce DTAs (but not DTLs) by a valuation allowance to the extent that, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of more than 50%) that any DTAs will not be realized. Recognition of a valuation allowance would decrease reported earnings on a dollar-for-dollar basis in the year in which any such recognition was to occur. The determination of whether a valuation allowance is appropriate requires the exercise of management’s judgment. In making this judgment, management is required to weigh the positive and negative evidence as to the likelihood that the DTAs will be realized.
     Litigation Matters
          We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. Except as otherwise discussed in Note 14, “Contingencies” to our Consolidated Financial Statements included in Part II, Item 8 of this report and “Insurance Industry Investigations and Other Developments” above, we do not believe we are a party to any claims, lawsuits or legal proceedings that will have a material adverse effect on our reported results of operations. We have accrued a liability in accordance with GAAP for our best estimate of the cost to resolve those claims where our liability is probable and can be reasonably estimated. This estimate has been developed in consultation with internal and external counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. The establishment of reserves for claims and litigation requires management’s judgment. To the extent additional information arises or our strategies change, it is possible that our estimate of our accrued liability in these matters may change, which could have a material adverse effect on our results of operations for any particular quarterly or annual period.
New Accounting Pronouncements
          Please read Note 1, “Nature of Operations and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8 of this report for a discussion on the impact of the adoption of new accounting pronouncements.
Factors Affecting Comparability
     Acquisitions
          During 2006, we acquired six insurance agencies and 14 books of business, primarily expiration rights, for expected aggregate consideration of $229.6 million, including estimated contingent payments.
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
          On November 7, 2006, we acquired Kibble & Prentice Holding Company (“Kibble”), a P&C insurance and employee benefits operation. The aggregate preliminary purchase price of approximately $88.2 million, consisting entirely of cash, was allocated primary to goodwill and other intangible assets. This acquisition is included in the Insurance Brokerage segment.
          On February 3, 2005, we acquired Summit Global Partners, a P&C insurance and employee benefit operation. The aggregate preliminary purchase price of approximately $119.9 million, consisting of cash of $65.2 million, shares of our common stock valued at $26.5 million and assumed liabilities of $28.2 million, was allocated primarily to goodwill and other intangible assets.
          Also during 2005, we acquired the stock or substantially all of the assets of nine other insurance agencies and books of business for an aggregate preliminary purchase price of $55.9 million.
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
          The assets, liabilities and results of operations for these discontinued operations have been disaggregated in our financial statements. Discontinued operations had net losses of $10.2 million and $7.8 million for the years ended December 31, 2005 and 2004, respectively. The net loss for the years ended December 31, 2005 and 2004 include pre-tax impairment charges of $5.8 million and $9.5 million, respectively. For the year ended December 31, 2006, no income or loss from discontinued operations was recorded.

     Integration Efforts and Margin Improvement Plan
          The following table summarizes expenses related to integration efforts and the margin improvement plan for each of the three years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Integration efforts
Compensation and employee benefits expenses	$156	$8,122	$—
Other operating expenses	1,263	457	—

Total integration efforts	1,419	8,579	—

Margin improvement plan
Compensation and employee benefits expenses	—	8,094	6,277
Other operating expenses	—	47	6,094

Total margin improvement plan	—	8,141	12,371

Total integration efforts and margin improvement plan	$1,419	$16,720	$12,371

          Integration Efforts: Historically, we have worked to integrate acquired businesses. Common activities include combining offices and eliminating redundant positions. Many of these activities happen over time following the close of an acquisition and the related expense is recorded in compensation and other operating expenses as a part of our continuing operations and as a deduction in determining GAAP net income. In 2006 and 2005, we recorded $1.4 million and $8.6 million, respectively, of such integration expenses. For purposes of evaluating performance of our operating companies, these expenses are excluded from the calculation of operating income.
          Margin Improvement Plan: In the fourth quarter of 2004, we announced that our Board of Directors had approved a margin improvement plan in order to reduce ongoing operating expenses. As a result of this action, we recorded expense of $12.4 million for employee severance and related benefits for 28 employees of $3.4 million, facilities closures of $3.4 million, the modification of 34 sales professionals’ agreements of $2.9 million and service contract termination fees of $2.7 million. In 2005, we recorded an additional expense of $8.1 million for employee severance and related benefits of $6.1 million and the modification of 58 sales professionals’ agreements of $2.0 million. No such expenses were recorded in 2006. For purposes of evaluating performance of our operating companies, these expenses are excluded from the calculation of operating income.
          While we are always focused on increasing margins, the 2004/2005 margin improvement plan was unique in its magnitude in that it principally addressed legacy issues from prior acquisitions. Similar future expenses are likely to be prospective and related to new acquisitions and will be captured as integration costs. Although we incurred $1.1 million in 2006 related to the closure of one office, we do not expect another margin improvement plan initiative similar in scope to the 2004/2005 plan. However, no assurances can be given that changes in economic circumstances, such as the loss of material revenues, could cause us to have to incur material similar expenses.
     Early Extinguishment of Debt
          In March, 2006, we entered into a new $285.0 million senior secured credit facility. The proceeds from borrowings under the credit facility were drawn to repay all amounts under our previously existing credit facility. As a result of repaying the previously existing credit facility we recorded an expense of $2.1 million as early extinguishment of debt in remaining capitalized financing costs from the previous credit facility. At December 31, 2006, the balance in deferred financing costs was $2.6 million.
     Direct Bill Adjustments
          Comparisons of 2006, 2005 and 2004 are affected by adjustments to revenues and related compensation expense in 2006 and 2005 for a change in estimation methodology of direct bill commissions. For the year ended December 31, 2006, we recorded an adjustment that decreased revenues by $1.9 million. For the year ended December 31, 2005, we recorded an adjustment that decreased revenues by $6.7 million and decreased related compensation expense by $0.6 million. Also, for the year ended December 31, 2006, we recorded a $2.5 million downward adjustment to direct bill accounts receivable in the Specialized Benefits Services segment related to a revision of estimated policy cancellation trends.

Results of Operations

	For the Year Ended December 31,
		Variance			Variance
	2006	Dollars	%	2005	Dollars	%	2004
	(Dollars in thousands)
Total revenues	$551,608	$43,324	8.5%	$508,284	$105,070	26.1%	$403,214
Expenses:
Compensation and employee benefits	310,461	20,075	6.9%	290,386	61,758	27.0%	228,628
Other operating expenses	132,331	17,133	14.9%	115,198	22,192	23.9%	93,006
Amortization of intangible assets	34,536	3,987	13.1%	30,549	7,450	32.3%	23,099
Interest	20,690	5,654	37.6%	15,036	6,505	76.3%	8,531
Depreciation	10,282	627	6.5%	9,655	1,066	12.4%	8,589
Impairment charge	3,234	3,234	NM	—	—	—	—
Margin improvement plan expenses	—	(8,141)	NM	8,141	(4,230)	(34.2)%	12,371
Acquisition integration expenses	1,419	(7,154)	(83.4)%	8,573	8,297	NM	276
Early extinguishment of debt	2,093	2,093	NM	—	—	—	—

Total expenses	515,046	37,508	7.9%	477,538	103,038	27.5%	374,500

Income from continuing operations, before income tax expense	36,562	5,816	18.9%	30,746	2,032	7.1%	28,714
Income tax expense	15,953	3,240	25.5%	12,713	60	0.5%	12,653

Income from continuing operations	$20,609	$2,576	14.3%	$18,033	$1,972	12.3%	$16,061

	For the Year ended December 31,
					Adjustment
			Change		for net
	Revenues			Total revenue	acquired	Organic revenue
	2006	2005	Amount	growth/(decline)	businesses	growth/(decline)
	(Dollars in thousands)
Consolidated
Net commissions and fees — property & casualty	$273,464	$260,132	$13,332	5.1%	$(12,633)	0.3%
Net commissions and fees — benefits	238,313	212,890	25,423	11.9%	(25,735)	(0.1)%

Total net commissions and fees	511,777	473,022	38,755	8.2%	(38,368)	0.1%
Contingents and overrides	26,134	25,825	309	1.2%	(1,094)	(3.0)%
Interest and other income	13,697	9,437	4,260	45.1%	(262)	42.4%

Total revenues	$551,608	$508,284	$43,324	8.5%	$(39,724)	0.7%

Insurance Brokerage
Net commissions and fees — property & casualty	$273,464	$260,132	$13,332	5.1%	$(12,633)	0.3%
Net commissions and fees — benefits	191,453	169,669	21,784	12.8%	(17,827)	2.3%

Total net commissions and fees	464,917	429,801	35,116	8.2%	(30,460)	1.1%
Contingents and overrides	26,134	25,807	327	1.3%	(1,094)	(3.0%)
Interest and other income	13,452	7,893	5,559	70.4%	(262)	67.1%

Total revenues	$504,503	$463,501	$41,002	8.8%	$(31,816)	2.0%

Specialized Benefits Services
Net commissions and fees — benefits	$46,860	$43,221	$3,639	8.4%	$(7,908)	(9.9)%
Contingents and overrides rest and other income	—	18	(18)	—	—	—
Interest and other income	2	24	(22)	(91.7)%	—	(91.7)%

Total revenues	$46,862	$43,263	$3,599	8.3%	$(7,908)	(10.0)%

Corporate
Interest and other income	$243	$1,520	$(1,277)	(84.0)%	$—	(84.0)%

Total revenues	$243	$1,520	$(1,277)	(84.0)%	$—	(84.0)%

          We define Organic Revenue growth (decline) as the period-to-period change in revenues, excluding the current period’s total revenues attributable to acquisitions and the prior period’s total revenues from divested businesses, during the twelve months following acquisition or divesture. We present Organic Revenue growth (decline) and believe it is relevant because it allows us to discern the year-over-year change in revenues related to the success or failure of our ability to execute on our sales and client retention strategies. This financial measure should not be considered as an alternative to other financial measures determined in accordance with GAAP.
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
     Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
          Revenues. Of the $43.3 million in revenue growth, $39.7 million was due to acquisitions, net of disposed businesses, and $3.6 million was due to Organic Revenue growth (including contingents, interest and other income). Organic Revenue growth in 2006 was negatively affected by sales professional turnover and the resulting impact on client retention, the soft rate environment for many P&C insurance products, the fourth quarter adjustments to revenues and direct bill receivables and a decline in contingents and overrides. Organic Revenue growth in 2006 was positively impacted by other income and the prior year direct bill adjustments.
           Compensation and Employee Benefits Expenses. For 2006, the increase of $20.1 million was primarily due to the effect of acquisitions and to stock option expense of $3.2 million, offset somewhat by a decrease in bonus compensation of $1.9 million due to operating results. As a percentage of revenues, compensation and employee benefits expenses were 56.3% and 57.1% for 2006 and 2005, respectively. The improvement was due to the decrease in bonus expense and efficiencies from the margin improvement plan.
          Other Operating Expenses. For 2006, the increase of $17.1 million was primarily due to the effect of acquisitions, higher enrollment costs in the Specialized Benefits Services segment and to $2.7 million in costs related to the transaction with GS Capital Partners. In 2006, we experienced a net decrease of $3.8 million in costs related to various insurance industry investigations, the implementation of Sarbanes-Oxley Section 404 procedures and corporate move expenses. As a percentage of revenues, other operating expenses were 24.0% for 2006, compared to 22.7% for 2005.

          Total expenses. The $37.5 million increase in total expenses was due to the items noted above as well as an increase in interest expense of $5.7 million due to greater borrowings at higher interest rates, an increase in amortization expense of $4.0 million due to the impact of recent acquisitions, an impairment charge of $3.2 million and an increase in early extinguishment of debt of $2.1 million, offset by a decrease in margin improvement plan expense and acquisition integration expense of $8.1 million and $7.2 million, respectively.
          Income From Continuing Operations. Comparisons of 2006 to 2005 are primarily affected by the expense and revenue variances noted above.
     Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
          Revenues. Of the $105.1 million in revenue growth, $103.1 million was due to acquisitions, net of disposed businesses, and $2.0 million was due to Organic Revenue growth (including contingents, interest and other income). Organic Revenue growth in 2005 was negatively affected by the softening rate environment for P&C insurance products, the direct bill adjustment and a decline in contingent and other income, net of acquired business.
          Compensation and Employee Benefits Expenses. For 2005, the increase of $61.8 million was primarily due to the effect of acquisitions and an increase in incentive compensation expense based on favorable operating results for the year. As a percentage of revenues, compensation and employee benefits expenses were 57.1% and 56.7% for 2005 and 2004, respectively.
          Other Operating Expenses. For 2005, the increase of $22.2 million was primarily due to the effect of acquisitions. Additionally, for 2005, we incurred a net increase of $2.4 million in costs related to legal fees and costs related to various insurance industry investigations offset by a decrease of $3.0 million in costs related to the implementation of Sarbanes-Oxley Section 404 procedures and corporate move expenses. As a percentage of revenues, other operating expenses were 22.7% for 2005, compared to 23.1% for 2004.
          Total expenses. The $103.0 million increase in total expenses was due to the items noted above and, primarily, to an increase in acquisition integration expense of $8.3 million, an increase in amortization expense of $7.5 million due to the impact of recent acquisitions, an increase in interest expense of $6.5 million due to greater borrowings at higher interest rates, partially offset by a decrease in margin improvement plan expense of $4.2 million.
          Income From Continuing Operations. Comparisons of 2005 to 2004 are affected by the expense and revenue variances noted above and a lower effective tax rate in 2005.
Our Segments
          We have three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate.
          The Insurance Brokerage segment offers:
•	general and specialty property and casualty insurance, which we refer to as P&C insurance;

•	individual and group health, life and disability insurance, which we refer to as employee benefits products;

•	retirement and wealth management products;

•	association and other endorsed products; and

•	specialty wholesale products.
          The Specialized Benefits Services segment offers:
•	sales of workplace benefits insurance products and services; and

•	enrollment and communication services related to employee benefits.
          The Corporate segment offers:
•	corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.

     Insurance Brokerage

	Year Ended December 31,
		Variance			Variance
	2006	Dollars	%	2005	Dollars	%	2004
	(Dollars in thousands)
Total revenues	$504,503	$41,002	8.8%	$463,501	$86,263	22.9%	$377,238
Expenses:
Compensation and employee benefits expenses	272,033	13,538	5.2%	258,495	49,530	23.7%	208,965
Non-cash stock-based compensation	4,317	2,176	101.6%	2,141	1,937	949.5%	204
Other operating expenses	91,947	10,840	13.4%	81,107	14,471	21.7%	66,636
Amortization of intangible assets	31,368	3,569	12.8%	27,799	6,294	29.3%	21,505
Interest	934	(156)	(14.3)%	1,090	(71)	(6.1)%	1,161
Depreciation	7,969	385	5.1%	7,584	1,040	15.9%	6,544
Impairment charge	3,234	3,234	NM	—	—	—	—
Margin improvement plan expenses	—	(6,507)	NM	6,507	(2,526)	(28.0)%	9,033
Acquisition integration expenses	1,419	(7,154)	(83.4)%	8,573	8,573	NM	—

Total expenses	413,221	19,925	5.1%	393,296	79,248	25.2%	314,048

Income from continuing operations, before income taxes	$91,282	$21,077	30.0%	$70,205	$7,015	11.1%	$63,190

          Comparisons of 2006, 2005 and 2004 are affected by adjustments to revenues and related compensation expense in 2006 and 2005 for a change in estimation methodology for direct bill commissions. For the year ended December 31, 2006, we recorded an adjustment that decreased revenues by $1.9 million. For the year ended December 31, 2005, we recorded an adjustment that decreased revenues by $5.3 million and decreased related compensation expense by $0.6 million.
     Comparisons for Years Ended December 31, 2006, 2005 and 2004
          In 2006 and 2005, revenues were positively impacted by approximately $31.8 million and $90.9 million, respectively, due to acquisitions. Organic Revenue growth (decline) in 2006 and 2005 was 2.0% and (1.2)%, respectively. Market conditions include the effect on our commission revenues due to the impact of premium rate changes and changes in our clients’ underlying exposure base. In 2006 and 2005, market conditions were generally soft in the P&C insurance market, leading to flat to negative Organic Revenues in that line of business. However, the market for employee benefits, which typically runs in a counter cycle to P&C insurance, was positive, mitigating the weakness in P&C insurance revenues. P&C insurance NCF represented 53.4%, 55.0% and 56.7% of our total consolidated NCF in 2006, 2005 and 2004, respectively, and employee benefits NCF represented 37.4%, 35.9% and 36.5% of our total consolidated NCF in 2006, 2005 and 2004, respectively.
          The $19.9 million increase in total expenses in 2006, compared to 2005, is primarily attributable to acquisitions, a $3.6 million increase in amortization expense due to acquisitions, a $3.2 million impairment charge and a $2.2 million increase in stock-based compensation due to option expense. The expense increases were mitigated by a decrease of $13.7 million in margin improvement plan and acquisition integration expenses in 2006. The $79.2 million increase in total expenses in 2005, compared to 2004, is primarily attributable to acquisitions and a net increase in expenses related to our margin improvement plan and acquisition integration of $6.0 million. As a percentage of revenues, total expenses were 81.9%, 84.9% and 83.2% in 2006, 2005 and 2004, respectively. The decrease in total expenses as a percentage of revenues in 2006, compared to 2005, was primarily due to the net decrease in expenses related to our margin improvement plan and to integration efforts. The increase in total expenses as a percentage of revenues in 2005, compared to 2004, was primarily due to the increase in margin improvement plan expenses and integration efforts.
          Income from continuing operations before income taxes in the Insurance Brokerage segment was $91.3 million, $70.2 million and $63.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increases in 2006 and 2005 were due to the reasons noted above.

     Specialized Benefits Services

	Year Ended December 31,
		Variance			Variance
	2006	Dollars	%	2005	Dollars	%	2004
	(Dollars in thousands)
Total revenues	$46,862	$3,599	8.3%	$43,263	$17,550	68.3%	$25,713
Expenses:
Compensation and employee benefits expenses	19,211	3,542	22.6%	15,669	5,885	60.1%	9,784
Non-cash stock-based compensation	224	181	420.9%	43	26	152.9%	17
Other operating expenses	23,481	6,815	40.9%	16,666	6,762	68.3%	9,904
Amortization of intangible assets	3,168	418	15.2%	2,750	1,156	72.5%	1,594
Interest	404	43	11.9%	361	(24)	(6.2)%	385
Depreciation	989	360	57.2%	629	224	55.3%	405
Margin improvement plan expenses	—	(82)	NM	82	82	NM	—

Total expenses	47,477	11,277	31.2%	36,200	14,111	63.9%	22,089

Income from continuing operations, before income taxes	$(615)	$(7,678)	(108.7)%	$7,063	$3,439	94.9%	$3,624

          Comparisons of 2006, 2005 and 2004 are affected by a $1.4 million adjustment to revenues in 2005 for the change in estimation methodology for direct bill commissions. Additionally, in 2006, we adjusted the direct bill receivable and revenues downward by $2.5 million for a change in the estimate of our insurance policy cancellation rate on two large enrollment cases.
     Comparisons for Years Ended December 31, 2006, 2005 and 2004
          The $3.6 million increase in revenues in 2006 is attributable to acquisitions of $7.9 million, offset somewhat by an Organic Revenue decline of $4.3 million. The Organic Revenue decline in 2006 is due to lower than expected performance on enrollments in the fourth quarter and the $2.5 million revenue adjustment related to the change in estimated policy cancellations on two large cases. The increase in revenues in 2005 was due to Organic Revenue growth, somewhat offset by the $1.4 million adjustment to direct bill revenues. Organic Revenue (decline) growth was (10.0)% and 20.7% in 2006 and 2005, respectively. Specialized Benefits Services NCF represented 9.2%, 9.1% and 6.8% of our total consolidated NCF in 2006, 2005 and 2004, respectively.
          The $11.3 million increase in total expenses in 2006, compared to 2005, is primarily due to acquisitions and higher enrollment costs. The $14.1 million increase in total expenses in 2005, compared to 2004, was due primarily to product sales mix and the timing of core enrollment sales. As a percentage of revenues, total expenses were 101.3%, 83.7% and 85.9% in 2006, 2005 and 2004, respectively. The increase in total expenses as a percentage of revenues in 2006, compared to 2005, was primarily due to the revenue items noted above and to higher enrollment expenses. The decrease in total expenses as a percentage of revenues in 2005, compared to 2004, was primarily due to product sales mix and timing of core enrollment sales.
          (Loss) gain from continuing operations before income taxes in the Specialized Benefit Services segment was $(0.6) million, $7.1 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The variances in 2006 and 2005 were primarily due to the reasons noted above.

     Corporate

	Year Ended December 31,
		Variance			Variance
	2006	Dollars	%	2005	Dollars	%	2004
	(Dollars in thousands)
Total revenues	$243	$(1,277)	(84.0)%	$1,520	$1,257	477.9%	$263
Expenses:
Compensation and employee benefits expenses	12,509	(1,134)	(8.3)%	13,643	4,181	44.2%	9,462
Non-cash stock-based compensation	2,167	1,772	448.6%	395	199	101.5%	196
Other operating expenses	16,903	(522)	(3.0)%	17,425	959	5.8%	16,466
Interest	19,352	5,767	42.5%	13,585	6,600	94.5%	6,985
Depreciation	1,324	(118)	(8.2)%	1,442	(198)	(12.1)%	1,640
Margin improvement plan expenses	—	(1,552)	NM	1,552	(1,786)	(53.5)%	3,338
Acquisition integration expenses	—	—	—	—	(276)	NM	276
Early extinguishment of debt	2,093	2,093	NM	—	—	—	—

Total expenses	54,348	6,306	13.1%	48,042	9,679	25.2%	38,363

Loss from continuing operations, before income taxes	$(54,105)	$(7,583)	16.3%	$(46,522)	$(8,422)	22.1%	$(38,100)

     Comparisons for Years Ended December 31, 2006, 2005 and 2004
          Revenues at the Corporate segment represent interest and other income.
          The $6.3 million increase in Corporate expenses in 2006, as compared to 2005, was primarily attributable to an increase in interest expense of $5.8 million, an increase in early extinguishment of debt of $2.1 million and an increase in non-cash stock-based compensation of $1.8 million, somewhat offset by a decrease in expenses related to insurance industry investigations, Sarbanes-Oxley 404 compliance and corporate move costs of $3.8 million. The $9.7 million increase in Corporate expenses in 2005, as compared to 2004, was primarily attributable to an increase in interest expense of $6.6 million and an increase in compensation expense of $4.2 million ($2.1 million related to incentive compensation due to better operating performance), offset by a decrease in margin improvement plan expense of $1.8 million and a net decrease in expenses related to insurance industry investigations, Sarbanes-Oxley 404 compliance and corporate move costs of $0.8 million. As a percentage of total consolidated revenues, net Corporate expenses were 9.9%, 9.5% and 9.5% in 2006, 2005 and 2004, respectively.
          Loss from continuing operations before income taxes in the Corporate segment was $54.1 million, $46.5 million and $38.1 million in 2006, 2005 and 2004, respectively. The increase in 2006 is primarily attributable to the items noted above.
Liquidity and Capital Resources
          Liquidity: Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. We consider our liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities.
          When considering our liquidity, it is important to note that we hold cash in a fiduciary capacity as a result of premiums received from clients that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our balance sheet with a corresponding liability for premiums due to insurance carriers. We earn interest on these funds during the time between receipt of the cash and payment to insurance carriers. In some states, fiduciary cash must be kept in separate bank accounts subject to specific guidelines, which generally emphasize capital preservation and liquidity, and it is not available to service debt or for other corporate purposes. Insurance brokerage transactions typically generate large cash flows, and the timing of such cash flows can significantly affect the net cash balances held at month end.
          Our revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin ranging from 0.75% to 1.25% per annum or the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.25% per annum, based on our total leverage ratio as defined in the credit facility at the time of borrowing. Additionally, there is a commitment fee on the unused portion of the revolving credit facility of from 0.375% to 0.500% per annum, based on our total leverage ratio as defined in the credit facility. The revolving credit facility may be used for acquisition financing and general corporate purposes. At December 31, 2006, availability under the revolving credit facility was $23.8 million having been reduced by $1.2 million for an outstanding letter of credit.

          We believe that our projected cash flows generated from operations, cash and cash equivalents on hand of $36.7 million and our availability under our revolving credit facility of $23.8 million as of December 31, 2006, should be sufficient to fund our estimated $13.3 million in debt principal repayments, our working capital needs, acquisitions and budgeted $7.9 million in capital expenditures through at least December 31, 2007. Our liquidity thereafter will depend on our financial results, results of operations, acquisition activity and future available sources of additional equity or debt financing. Our future operating performance and ability to service our debt will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control. Please read our “Risk Factors” in Part I, Item 1A of this report.
           Historical Cash Flows: Cash and cash equivalents at year-end increased (decreased) $9.4 million, $24.4 million and $(42.7) million in 2006, 2005 and 2004, respectively. Net cash provided by continuing operating activities totaled $67.3 million, $61.1 million and $44.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is principally dependent upon our results of operations and the timing of collection of premiums receivable and payments of premiums payable. Cash provided by operating activities in 2006 was negatively affected by the repayment of liabilities existing at December 31, 2005 related to our margin improvement plan, as well as a continued shift to direct bill business. Net cash provided by (used in) discontinued operating activities was $2.1 million, $(5.6) million and $(0.4) million for the years ended December 31, 2006, 2005 and 2004, respectively.
          Working capital increased by $15.6 million to $71.2 million at December 31, 2006, compared to $55.6 million at December 31, 2005, principally due to the generation of cash from operating and financing activities, net of cash used in investing activities, primarily acquisitions.
          Net cash used in continuing investing activities totaled $199.2 million, $141.8 million and $96.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, which principally reflects acquisition activities and, to a lesser extent, capital expenditures. Cash expenditures for acquisitions amounted to $194.7 million, $129.5 million and $89.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Capital expenditures were $11.4 million, $10.9 million and $11.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net effect of cash provided by (used in) discontinued investing activities was $6.2 million and $(0.1) million for the years ended December 31, 2005 and 2004, respectively. There were no cash flows from discontinued investing activities in 2006.
           Net cash provided by continuing financing activities totaled $139.3 million, $106.5 million and $11.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. On March 24, 2006, we entered into a new $285.0 million senior secured credit facility. The credit facility is structured as follows: a $75.0 million revolving credit facility maturing in 2011, and a $210.0 million term loan. Both the term loan and the revolving credit facility have an “accordion” feature, which allows us to expand our borrowings under each up to $310.0 million and $100.0 million, respectively, without lender approval. On October 16, 2006, we borrowed $50.0 million of the $100.0 million of term loan debt available through the accordion feature and then on November 6, 2006, we borrowed the remaining $50.0 million. The proceeds were used to repay borrowings (but not reduce commitments) outstanding under the revolving credit facility and to fund the Kibble acquisition. In 2005, we increased our existing term loan resulting in gross proceeds of $90.0 million. We also raised $36.2 million from the sale of our common stock as a result of the settlement of the remaining portion of our forward sale agreements where we issued 2,244,000 shares of our common stock, along with stock options and employee stock purchase plan transactions. In addition, we made payments of $22.5 million for debt and repaid the $5.0 million outstanding at December 31, 2004 on our revolving credit facility. During 2004 we borrowed a net of $5.0 million on our revolving credit facility ($29.0 million drawn and $24.0 million repaid). We also raised $29.7 million from the issuance of our common stock as a result of a forward sale agreement, by issuing 1,781,000 shares of our common stock, along with stock options and employee stock purchase plan transactions. During 2006, 2005 and 2004, we repurchased common stock on the open market at a cost of $2.9 million, $4.0 million and $3.9 million, respectively. Net cash used in discontinued financing activities was $2.1 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively. There were no cash flows from discontinued financing activities in 2006.
          Income from continuing operations was $20.6 million, $18.0 million and $16.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Based on 56,871,057, 55,963,311 and 48,242,035 weighted-average basic shares outstanding, income per share from continuing operations on a basic basis was $0.36, $0.32 and $0.33 for 2006, 2005 and 2004, respectively. Based on 57,839,194, 56,639,930 and 49,126,642 weighted-average diluted shares outstanding for the periods, income per share from continuing operations on a diluted basis was $0.36, $0.32 and $0.33 for 2006, 2005 and 2004, respectively.

     Taxes
          At December 31, 2006 and 2005, we had state NOL and tax credit carry-forwards of approximately $23.9 million and $67.0 million, respectively. Such loss and credit carry-forwards will expire from 2007 to 2026. We have provided a valuation allowance due to the uncertainty of the realization of the deferred tax assets related to the state NOL and tax credit carry-forwards. The amount of state NOL and tax credit carry-forwards for which a valuation allowance has been provided is $19.5 million and $67.0 million at December 31, 2006 and 2005, respectively.
          At December 31, 2006, we had federal NOL carry-forwards of $15.1 million, comprised of acquired NOL carry-forwards. Our ability to use these NOL carry-forwards to offset future taxable income, if any, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The provisions of Section 382 are triggered by specific ownership changes of our stock. The 2006 federal NOL carry-forwards are subject to Section 382 limitations, the effect of which has been included in our tax provision. If limited, the unused portion may then be carried forward to future years. In 2006 and 2005 we paid $15.8 million and $4.6 million, respectively, for state and federal income taxes.
     Registration Statements
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
          We consummated our acquisition of SGP on February 3, 2005. Pursuant to the terms of the registration rights provisions of the Merger Agreement, we have on file with the SEC an effective registration statement to permit the public offering and resale under the Securities Act of 1933, on a continuous basis, shares of our common stock held by the beneficiaries of the SGP acquisition.
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
     Stock Repurchase Plan
          On May 10, 2004, we announced that our Board of Directors authorized a limited stock repurchase plan. Using only proceeds, and any related tax benefit amounts from the exercise of stock options and warrants, we may, at our discretion, repurchase shares on the open market or in private transactions in order to help offset dilution from our equity compensation plans and previously issued warrants to purchase our common stock. The amount and timing of repurchases will be based upon the number of shares of our common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. During 2006 we purchased 207,601 shares of our common stock on the open market under the limited stock repurchase plan at an aggregate cost of $2.9 million.
          On December 20, 2004, we announced that our Board of Directors authorized an expanded stock repurchase program that permits us to purchase our shares of common stock up to certain limits set forth within our credit facility. We had the capacity to purchase shares valued at up to $9.7 million and $11.0 million in 2005 and 2004, respectively. We did not purchase any shares in 2004. During 2006, we did not purchase any shares of our common stock under the expanded stock repurchase program.

     Long-Term Debt
          Our debt consists of the following:

	As of December 31,
	2006	2005
	(in thousands)
Senior Credit Facility:
Term loan	$308,300	$211,512
Revolving credit facility	50,000	—
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2014 at interest rates from 3% to 10%	20,726	21,518
Other long-term debt, primarily capital leases	1,786	3,502

Total debt	380,812	236,532
Current portion of long-term debt	(13,346)	(11,470)

Long-term debt	$367,466	$225,062

          On March 24, 2006, we entered into a new $285.0 million senior secured credit facility, which replaced our prior credit facility in place since August 2003. The credit facility is structured as follows: a $75.0 million revolving credit facility maturing in 2011 and a $210.0 million term loan. Both the term loan and the revolving credit facility have an “accordion” feature, which allows us to expand our borrowings under each up to $310.0 million and $100.0 million, respectively, without lender approval. On October 16, 2006, we borrowed $50.0 million of the $100.0 million of term loan debt available through the accordion feature and on November 6, 2006, we borrowed the remaining $50.0 million. The proceeds were used to repay borrowings (but not reduce commitments) outstanding under our revolving credit facility and to fund the Kibble acquisition. The term loan is paid quarterly in installments of $0.8 million. The last quarterly installment of $295.0 million is due on March 24, 2011, the maturity date of the term loan. The proceeds from borrowings under the new credit facility were drawn to repay all amounts under the previously existing credit facility. We recorded approximately $2.6 million in fees and expenses related to the new credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, in connection with this transaction, we expensed as an early retirement of debt $2.1 million in remaining capitalized financing costs from our previous credit facility.
          The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin, ranging from 0.75% to 1.25% per annum, or the Eurodollar rate plus an applicable margin, ranging from 1.75% to 2.25% per annum, based on our total leverage ratio as defined in the credit facility at the time of borrowing. Borrowings under the term loan bear interest, at our option, at either a base rate plus an applicable margin, ranging from 1.00% to 1.25% per annum, or the Eurodollar rate plus an applicable margin, ranging from 2.00% to 2.25% per annum, based on our total leverage ratio as defined in the credit facility at the time of borrowing. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of from 0.375% to 0.500% per annum, based on our total leverage ratio as defined in the credit facility. The revolving credit facility may be used for acquisition financing and general corporate purposes. At December 31, 2006, we had $50.0 million of loans outstanding and $1.2 million outstanding for a letter of credit with remaining availability under the revolving credit facility for additional borrowings of $23.8 million.
          The credit facility contains various limitations, including limitations on our ability to pay dividends, buy-back our common stock and make other distributions to stockholders, borrowings and acquisitions. The credit facility also contains various financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. All of the stock of our subsidiaries and certain other identified assets are pledged as collateral to secure the credit facility. Additionally, each subsidiary guarantees our obligations under the credit facility. As of December 31, 2006 we were in compliance with all such covenants.
          The weighted-average interest rate on our term loan was 7.44% for the year ended December 31, 2006 and 5.80% and 4.07% for the years ended December 31, 2005 and 2004, respectively, under our prior credit facility. The average interest rate on our term loan was 7.68% at December 31, 2006 and 6.74% at December 31, 2005 under our prior credit facility. The weighted-average interest rate on our revolver loans was 7.81% for the year ended December 31, 2006 and 5.92% and 5.28% for the years ended December 31, 2005 and 2004, respectively, under our prior credit facility.

          We maintain ratings on our counterparty credit and bank loan with Standard & Poor’s and Moody’s Investors Services. Standard & Poor’s has assigned us a BB- rating (with a negative outlook) and Moody’s Investors Services has rated us a B1.
          As of December 31, 2006, we were in compliance with the covenants in our credit facility. The significant financial covenants of our credit facility were as follows:

Description of Covenant	Actual	Covenant
Consolidated Indebtedness to Adjusted Pro Forma EBITDA Ratio(a)	2.92	3.00 maximum
Fixed Charge Coverage Ratio(a)	3.08	2.00 minimum

(a)	As defined in our credit facility. Adjusted Pro Forma EBITDA is our actual trailing twelve months EBITDA adjusted to reflect the full year impact of businesses acquired or sold.
Contractual Obligations
          The table below summarizes our contractual obligations as of December 31, 2006:

		Less than			After
Payments due by period	Total	1 year	2-3 years	4-5 years	5 years
	(Dollars in thousands)
Credit facility	$358,300	$3,100	$6,200	$349,000	$—
Other debt and capital lease obligations	22,512	10,246	11,709	531	26
Operating lease commitments	83,134	22,370	33,271	18,739	8,754
Variable rate interest obligations	109,898	17,552	37,038	37,156	18,152
Fixed rate interest obligations	1,099	699	400	—	—
Other	450	450	—	—	—

Total	$575,393	$54,417	$88,618	$405,426	$26,932

          The table above does not include contingent payables, as the amount and timing of payments cannot be determined, which are described below.
     Credit Facility
          See discussion above under “Long-Term Debt”.
     Other Debt and Capital Lease Obligations
          At December 31, 2006 our other debt and capital lease obligations of $22.5 million consisted primarily of notes payable issued in conjunction with acquisitions. Some of these notes payable may be subject to reduction based on future performance of the respective acquired company to which each of these issuances related. At December 31, 2006, our capital lease obligations of approximately $1.8 million related to purchases of furniture and equipment. In the past, we have used external financing to fund a portion of such purchases and plan on continuing to do so in the future.
     Operating Leases
          Substantially all of our office space is leased under operating leases. Many of these leases have options permitting renewals for additional periods and provisions for escalations based on an inflation index.
     Interest Obligations
          At December 31, 2006, we had future interest obligations under fixed rate notes, primarily acquisition related, of $1.1 million.
          Of our $367.5 million in long-term debt at December 31, 2006, $360.1 million was subject to variable interest rates, most of which is eligible to be prepaid. The variable interest rate payment projections of $109.9 million in the table above assume that interest rates stay fixed at the December 31, 2006 rates and that we do not prepay any such debt.
     Other
          At December 31, 2006, an obligation under a long-term service contract of $0.5 million is included in “Other.”

          We have structured our acquisition agreements to include contingent purchase price payments to be treated as adjustments to purchase price and capitalized when the contingency is resolved. At December 31, 2006, we estimate the future significant contingent purchase price payments to be between $53.4 million and $68.1 million. These payments will be payable primarily in cash. These amounts relate to acquisitions and will be reflected on our financial statements as a liability and additional purchase price when the contingency is resolved. We made approximately $12.2 million of contingent purchase price payments in 2006. Please read “Acquisition Strategy” above and Note 2, “Acquisitions” in our notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
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
          Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates and equity prices. We are exposed to interest rate risk in connection with our credit facility. We had approximately $360.1 million of floating rate debt outstanding at December 31, 2006. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt would result in a $3.6 million decrease in income from continuing operations before income tax expense.

Item 8.	Financial Statements and Supplementary Data
          See Financial Statements contained in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.

Item 9A.	Controls and Procedures
     Evaluation of disclosure controls and procedures
          The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006.
          There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except as described below.
          Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

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
          Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Based on the evaluation for the 2006 fiscal year, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
          On November 7, 2006, we acquired Kibble & Prentice Holding Company (“Kibble”). Consistent with published guidance of the Securities and Exchange Commission, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, Kibble’s internal control over financial reporting. Kibble’s financial statements constitute (1.3)% and 8.1% of net and total assets, respectively, and 1.1% and (2.8)% of total revenues and net income, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2006.
          Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

David L. Eslick	Robert S. Schneider
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
February 28, 2007	February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
USI Holdings Corporation
Briarcliff Manor, New York
          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that USI Holdings Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control, management excluded in accordance with published guidance of the Securities & Exchange Commission from its assessment of the internal control over financial reporting at Kibble & Prentice Holding Company (“Kibble”), which was acquired on November 7, 2006, and whose financial statements constitute (1.3)% and 8.1% of net and total assets, respectively, 1.1% of revenues, and (2.8)% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 except for the exclusiong of Kibble, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements with and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and the Company’s change in its accounting policy for equity awards.
DELOITTE & TOUCHE LLP
New York, New York
February 28, 2007

Item 9B.	Other Information
          None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS
          The following table sets forth information regarding the Board of Directors of the Company:

Name	Age	Position(s) Held with the Company
David L. Eslick	48	Chairman of the Board of Directors, President and Chief Executive Officer
William L. Atwell	56	Director
Ronald E Frieden	63	Director
Thomas A. Hayes	64	Director
L. Ben Lytle	59	Director
Robert A. Spass	50	Director
Robert F. Wright	81	Director
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
          The following table sets forth information regarding the executive officers of the company who are not also directors:

Name	Age	Position(s) Held with the Company
Robert S. Schneider	53	Executive Vice President and Chief Financial Officer
Edward J. Bowler	50	Senior Vice President, Corporate Development
Stewart H. Gibson	43	Senior Vice President and Chief Information Officer
Philip E. Larson, III	36	Senior Vice President, Operations
Robert J. Nesbit	50	Senior Vice President and Chief Human Resources Officer
Ernest J. Newborn, II	49	Senior Vice President, General Counsel and Secretary
BIOGRAPHICAL INFORMATION
DIRECTORS OF USI HOLDINGS CORPORATION
     David L. Eslick
          Mr. Eslick has served as the Company’s chairman and chief executive officer since January 2002 and as the Company’s president since April 1999. He previously served as the Company’s chief operating officer from July 1998 until December 2002 and has been one of the Company’s directors since July 1998. From January 1998 to July 1998, Mr. Eslick served as the Company’s executive vice president for marketing and sales, and, from January 1997 to January 1998, Mr. Eslick served as senior vice president for marketing and sales. From October 1993 to January 1997, Mr. Eslick served as president and chief executive officer of Acordia of Cincinnati, Inc., the Cincinnati, Ohio-based subsidiary of Acordia, Inc., an insurance brokerage company. Mr. Eslick has over 26 years of industry experience.

     William L. Atwell
          Mr. Atwell has been a director since March 2006. He is the managing director of Atwell Associates, LLC, a consulting firm. He previously served as an executive vice president of The Charles Schwab Corporation from August 2000 to December 2005. Prior to that, Mr. Atwell served as senior vice president of the national sales and delivery network, overseeing sales and HMO operations, at CIGNA Corporation from November 1996 to August 2000. From December 1973 to October 1996, Mr. Atwell served in various capacities in executive positions at Citibank/Citicorp. Mr. Atwell serves as a member of the Audit Committee of the Board of Directors.
     Ronald E. Frieden
          Mr. Frieden has been a director since January 2004. He served as audit partner with the public accounting firm of Ernst & Young LLP from 1979 until his retirement in 2003, during which time his focus was on public and private companies in the financial services industry. Mr. Frieden has over 40 years of experience in the financial services industry. Mr. Frieden serves as the Company’s lead director, as a member of the Audit Committee of the Board of Directors and, prior to April 2006, had been a member of the Compensation Committee of the Board of Directors.
     Thomas A. Hayes
          Mr. Hayes has been a director since November 2002. He is of counsel at the law firm Keating, Muething & Klekamp PLL. From 2002 to 2003, he served as vice president for KMK Consulting Company, a Cincinnati, Ohio-based consulting company. Prior to that time, for 23 years Mr. Hayes was employed in various positions by Great American Insurance Company, including, among others, general counsel and president of the commercial division. He serves as chairman of the Compensation Committee of the Board of Directors and, prior to April 2006, had been a member of the Audit Committee of the Board of Directors.
     L. Ben Lytle
          Mr. Lytle has been a director since May 2003. He served as the chairman and chief executive officer of AXIA Health Management, LLC, an Arizona-based health management company from November 2004 until December 2006, when the Company was acquired by Healthways, Inc. He served as president of Anthem Insurance from March 1989 to April 1999 and as chief executive officer of Anthem Insurance from March 1989 to October 1999. He is an executive-in-residence at the University of Arizona School of Business and an adjunct fellow and trustee of the American Enterprise Institute. He serves as a director of Duke Realty Corporation, a real estate investment firm, Monaco Coach Corporation, which is a manufacturer of motor coaches and recreational vehicles, and Healthways, Inc., which is a provider of disease and care management, as well as wellness programs. Mr. Lytle serves as chairman of the Nominating and Corporate Governance Committee and as a member of the Compensation Committee of the Board of Directors.
     Robert A. Spass
          Mr. Spass has been a director since November 1999. He is a partner of Capital Z Financial Services Fund II, L.P. Prior to co-founding Capital Z in 1998, Mr. Spass was the managing partner and co-founder of Insurance Partners I, L.P. Mr. Spass also was president and chief executive officer of International Insurance Advisors, Inc., the management company of International Insurance Investors, L.P. Prior to joining International Insurance Investors, Mr. Spass was a director of investment banking at Salomon Brothers, with responsibility for corporate finance relationships with the insurance industry. Prior to joining Salomon, Mr. Spass was a senior manager for Peat Marwick Main & Co., providing accounting and consulting services for the insurance industry. He currently serves as a director of Universal American Financial Corporation, Endurance Specialty Holdings Ltd. and Lancashire Holdings Limited. Mr. Spass serves as a member of the Compensation Committee and the Nominating and Governance Committee of the Board of Directors.
     Robert F. Wright
          Mr. Wright has been a director since November 2002. He has been president of Robert F. Wright Associates, Inc. since 1988. Previously, Mr. Wright was a senior partner of the public accounting firm of Arthur Andersen LLP. Mr. Wright currently serves as a director of Delphi Financial Group, Inc., The Navigators Group, Inc. and Universal American Financial Corp. Mr. Wright serves as the chairman of the Audit Committee of the Board of Directors and a member of the Nominating and Governance Committee of the Board of Directors.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS OF USI HOLDINGS CORPORATION
     Robert S. Schneider
          Mr. Schneider has served as the Company’s executive vice president and chief financial officer since March 2003 and as the Company’s executive vice president of finance and administration since November 2002. From June 1998 to November 2002, Mr. Schneider served as vice president, finance and controller for Anthem, Inc., an Indianapolis, Indiana-based healthcare benefits and insurance company. From January 1997 to June 1998, Mr. Schneider served as vice president mergers and acquisitions for Anthem, Inc. Mr. Schneider has over 28 years of industry experience.
     Edward J. Bowler
          Mr. Bowler has served as the Company’s senior vice president, corporate development since March 2003 and previously as the Company’s chief financial officer from October 2001 to March 2003 and as senior vice president, finance from January 2000 to October 2001. From September 1997 to January 2000, Mr. Bowler served in several financial and operational positions with the Company. From October 1993 until September 1997, Mr. Bowler served as chief financial officer of Acordia of San Francisco, Inc., the San Francisco, California-based subsidiary of Acordia, Inc. Mr. Bowler has over 19 years of industry experience.
     Stewart H. Gibson
          Mr. Gibson has served as the Company’s senior vice president and chief information officer since March 2006. From 2000 until February 2006, he had previously served on the executive team at Pitney Bowes in various roles including as vice president of solutions management. In 2000, he was the senior vice president and chief technology officer at EFACILITY.COM. From 1985 until 2000, he worked for General Electric in various roles, including as the chief information officer for General Electric Support Services from 1997 to 2000. Mr. Gibson has more than one year of industry experience.
     Philip E. Larson, III
          Mr. Larson has served as the Company’s senior vice president, operations, since March 2006. He had previously served as the Company’s vice president, operations, from January 2004 until February 2006. From August 1998 until December 2003, he served in various capacities at Capital Z Financial Services Partners, including as a partner. From 1995 until 1998, Mr. Larson served in various positions at Zurich Centre Resource, including as a principal. Mr. Larson has over 10 years of industry experience.
     Robert J. Nesbit
          Mr. Nesbit has served as the Company’s senior vice president and chief human resources officer since December 2003. From August 2002 until December 2003, Mr. Nesbit was president of The Nesbit Group, a human resources consulting firm located in Bala Cynwyd, Pennsylvania. From March 2002, until July 2002, Mr. Nesbit served as vice president, global staffing and diversity of the Campbell Soup Company. From April 1997 until August 2001, Mr. Nesbit served as human resources director for Time, Inc. Mr. Nesbit has over two years of industry experience.
     Ernest J. Newborn, II
          Mr. Newborn has served as the Company’s senior vice president, general counsel and secretary since September 1998. From August 1997 to September 1998, Mr. Newborn served as vice president of Anthem, Inc., an Indianapolis, Indiana-based healthcare benefits and insurance company. From May 1994 to August 1997, Mr. Newborn served as vice president, general counsel and secretary of Acordia, Inc., which, at the time of his tenure, was a publicly held insurance brokerage and related financial services company. Mr. Newborn has over 17 years of industry experience.
CODE OF ETHICS
          The Board of Directors has adopted a Code of Ethics for directors and officers of the Company, including the Company’s chief executive officer, chief financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.usi.biz and was filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K. The Company intends to disclose amendments to, or waivers from, the Code of Ethics, if any, on the Company’s website.

CODE OF BUSINESS CONDUCT
          The Board of Directors has adopted a Code of Business Conduct that outlines the principles, policies and laws that govern the activities of the Company and its employees and establishes guidelines for professional conduct. All of the Company’s employees are annually required to acknowledge that they have read and will comply with the Code of Business Conduct.
ETHICS HOTLINE
          The Company strongly encourages employees to raise possible ethical issues. The Company maintains an ethics hotline that is available 24 hours a day, seven days a week, and which is centrally answered by an independent, third-party service. Callers may remain anonymous and, to further protect the caller’s anonymity, and unless consent is obtained from the caller, the telephone compliance hotline staff do not identify the gender of the caller, tape record the call or use “caller ID” or other methods to identify the telephone number of the caller. The Company prohibits retaliatory action against any individual for raising possible ethical issues, and employees at all levels are prohibited from retribution against any for reporting or supplying information about an ethical concern.
AUDIT COMMITTEE
          The Company has a separately designated standing Audit Committee established in accordance with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is comprised of three independent (as determined under applicable NASDAQ rules) directors. Mr. Wright chairs the Audit Committee, and the other members of the Audit Committee are Messrs. Frieden and Atwell. The Board of Directors has determined that Mr. Wright is an “audit committee financial expert” within the meaning of the applicable SEC rules, and has the financial sophistication and other attributes required under the applicable NASDAQ rules.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Section 16(a) of the Securities and Exchange Act requires that the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, furnish us with copies of all Section 16(a) forms they file.
          Based solely upon review of Forms 3 and 4 and amendments thereto furnished to us during the 12 months ended December 31, 2006 (“fiscal 2006”) with respect to fiscal 2006, we concluded that all reports were timely filed except that, due to administrative error, William L. Atwell was late one time in filing a Form 3. In addition, the following individuals, due to administrative error, were each late one time in filing a Form 4 to report a portion of the equity received from the Company under the Company’s Equity Incentive Plan: David L. Eslick, Robert S. Schneider, Edward J. Bowler, Jeffrey L. Jones, Philip E. Larson, III, Robert J. Nesbit and Ernest J. Newborn, II. Upon discovery, these matters were promptly reported.
Item 11. Executive Compensation
Compensation Committee Report
          The Compensation Committee met with management to review and discuss the Compensation Discussion and Analysis (“CD&A). Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report for the year ended December 31, 2006.
Compensation Committee of the Board:
Thomas A. Hayes, Chairman
L. Ben Lytle
Robert A. Spass
Guiding Principles and Policies
          The Company believes that executive compensation should be designed to (i) align closely the interests of the Company, the named executive officers (NEOs), and its stockholders and (ii) attract, motivate, reward and retain superior management talent. The Company’s total compensation program is designed and managed with the following principles in mind:

•	Reinforce a high performance culture. The Company places a strong emphasis on pay for performance. The Company’s variable pay programs are intended to drive a high performance culture that emphasizes both near and longer-term results. The portion of total compensation “at risk” varies with the responsibilities required of the role. In general, the greater the leadership accountability, the larger the portion of total compensation “at risk”.
•	Emphasize total compensation opportunities. The philosophy considers total compensation as a mix of compensation programs. Communicating the value and role of all compensation elements is an important step. Market data is collected and reviewed periodically and used with other relevant data to ensure competitive target compensation structures. Consistent with the Company’s performance culture, actual compensation levels vary based on performance.
•	Reinforce internal equity and consistency through one common compensation philosophy. The Company believes a uniform approach towards compensation increases the effectiveness of programs by limiting complexity, reinforcing collaboration, and minimizing a culture of individual negotiation. However, the Company maintains flexibility to ensure that it has the ability to timely respond to market changes, recruitment or retention issues, or other matters as needed. Cost impact, experience, performance, and potential, among other factors, may be considered along with market data in adjusting pay/opportunities.
•	Communicate information about business plans, performance, and executive total compensation. Communications between the Company and its NEOs are frequent and reinforce ongoing linkages between business strategy, Company performance, and executive compensation. Comprehensive reporting on program elements, features, and values helps to facilitate understanding of potential program worth.
•	To fully consider stakeholder perceptions and good governance practices when formulating pay plans and actions. All facets of the total compensation program are tested for alignment with stakeholder interests, including the views of employees and investors. These assessments, along with governance best practices, help the Company avoid surprise reactions to pay decision-making. This does not preclude the Company from making decisions that may be unpopular among a particular group, as long as such decisions are in the best interest of the Company.
•	Ensure a reasonable return on total compensation expenditures. Total compensation represents a major cost element for the Company. All compensation plans carefully evaluate the business returns expected from such investments. Assessments of financial impact are multi-faceted and will include after-tax expense, cash flow, and shareowner dilution.
Benchmarking and Peer Group Usage
          The Company generally collects and analyzes market data annually. Compensation of the NEOs is compared to the compensation paid to executive officers holding comparable positions within the Company’s defined peer group. The primary peer group is defined as a select group of companies in the direct insurance broker industry. A secondary peer group is also analyzed, which consists of like-sized companies in a broader industry of insurance agents, brokers, and financial services. In addition, the Company will compare certain positions, when appropriate, to positions within similar sized general industry companies.

          The two peer groups to which the Company compares are shown below:

Primary	Secondary

Brown & Brown, Inc.	Advanta Corp Investments
Clark Inc.	Alfa Corp.
Gallagher & Co.	Allied Capital Corporation
Hilb Rogal & Hobbs	Argonaut Group, Inc.
Hub International Limited	Ceres Group, Inc.
Willis Group Holdings	Chicago Mercantile Exchange Holdings Inc.
Citizens Banking Corporation
Commerce Bancshares, Inc.
EMC Insurance Group Inc.
Harleysville Group Inc.
HCC Insurance Holdings, Inc.
Investors Financial Services Corp.
Leucadia National Corporation
MoneyGram International, Inc.
The Nasdaq Stock Market, Inc.
National Financial Partners Corp.
Navigators Group Inc.
Ohio Casualty Corporation
Philadelphia Consolidated Holding Corp.
Piper Jaffray Companies
RLI Corp.
SEI Investments Company
Sovereign Bancorp, Inc.
Student Loan Corporation
Valley National Bancorp
Wesco Financial Corporation
Zenith National Insurance Corp.

•	Total compensation is targeted at competitive median pay levels for all components of pay as outlined below. These are intended as general guidelines for the entire executive group. Incumbent-specific circumstances may dictate compensation levels that are above or below these targeted guidelines. The Company’s executive compensation strategy should allow for flexibility in addressing specific situations in order to meet broader human resources objectives.
•	Base salaries and other fixed payments are targeted within a relevant range that approximates competitive median levels.

•	Short-term (annual) incentives are targeted at or near competitive median levels for expected results.

•	Long-term variable pay opportunities approximate competitive median levels, but also consider share dilution implications and the expense of the plan when target award levels are being determined.

•	Benefits and perquisites are targeted at or near competitive median levels. Plan value may depart from market standards in cases where material and cost-effective tax benefits may be available to individuals.
          Both fairness of pay within the Company and market competitiveness are important considerations of total compensation, but when the two principles are in conflict, we give precedence to market competitiveness.
          The Company’s target total pay mix for executives will reflect external market practices at median pay levels. However, the Company’s emphasis on pay-for-performance should result in an actual total pay mix that demonstrates the importance of variable compensation when results exceed expectations.
          Management is responsible for performing the actual benchmarking analysis and presenting results to the Compensation Committee for evaluation.
          While a competitive pay analysis versus market was not conducted during 2006, an analysis was performed and reviewed with the Compensation Committee in September 2005 in anticipation of 2006 compensation plan design discussions. The results of this analysis were utilized during 2006 to assist in making pay decisions discussed below.

Elements of Compensation
          Each element of compensation is used in conjunction with the other elements to provide the NEOs with market competitive compensation programs that support the Company’s guiding principles and attract, retain and motivate the NEOs.
Base Salary
     The Company provides its NEOs with base salaries primarily because it is demanded by the market to do so. This element rewards for competency and experience and is vital to the Company’s ability to attract and retain the NEOs. Although median levels are targeted for base salary, the Compensation Committee, in its judgment, has the final decision in determining the appropriate base salary amount to retain, motivate and reward the NEOs.
     Each of the NEOs has an employment agreement in place that sets forth a minimum base salary level established at the inception of the employment agreement. Each NEO’s minimum base salary level is set forth in the narrative to the Summary Compensation and Grants of Plan-based Awards Tables. The following table shows the current base salary for each of the NEOs:

Executive	Current Base Salary

Mr. Eslick	$600,000
Mr. Schneider	$315,000
Mr. Jones	$350,000
Mr. Larson	$300,000
Mr. Newborn	$275,000
          Actual base salaries paid to the NEOs during 2006 are included in the Summary Compensation Table.
          Other than base salary for Messrs. Eslick and Larson, no NEOs received increases in base salary during 2006.
          Mr. Eslick received a base salary increase to $600,000, from $560,000. This was done at the time his existing employment agreement was evaluated by the Compensation Committee to expressly determine whether to allow Mr. Eslick’s agreement to renew at the end of 2006. His base salary was increased to be consistent with market median levels and to retain Mr. Eslick.
     Mr. Larson’s received base salary increases on January 1, 2006, May 28, 2006, and January 1, 2007, in $25,000 increments. The Company believed that these increases were necessary for both external and internal equity reasons. Base salary increases for NEOs have not been a regular annual practice, but are provided when necessary to remain competitive in the market.
Management Incentive Plan (“MIP”)
          The MIP is designed to reward NEOs for strong annual performance based on corporate financial objectives and individual goals. The MIP is intended to be a market competitive way to motivate the NEOs to focus on annual Company performance by directly tying compensation to specific Company and individual goals. It also allows the Company to reward the NEOs most effectively under the tax laws, by providing a form of compensation compliant with Internal Revenue Code Section 162(m).
          Company financial performance determines 80% of the MIP payout; individual goals account for 20% of the payout. NEOs have the opportunity to be awarded an annual incentive between 0% to 200% of their target levels. The Company’s current financial goal is based on cash earnings per share year-over-year growth, established by the Compensation Committee in the first quarter of each fiscal year. In recent history, the Company met the target earnings goal 50% of the time. Like previous years’ goals, the 2006 financial goal was set by the Compensation Committee at a moderately aggressive level, with an equal likelihood for the goal to be met as to be missed.
          The funding for MIP payout is accrued at target and is based solely on the assumed attainment of the Company’s financial goal. The accrual is adjusted throughout the year based on actual and forecasted financial results. The NEOs each have four individual performance goals under the MIP. These goals are approved by the Compensation Committee in the first quarter of the fiscal year and include the following: acquired revenue; talent review and succession planning; operational management; compliance; recruitment; margin expansion; business retention; professional development; and other business goals. The individual performance goals are considered moderately aggressive, with an equal likelihood for the goals to be met as to be missed.
           The Company does not disclose the specific financial or individual performance goals since they contain competitively sensitive information and the numerous specific goals are not material to an understanding of incentive compensation awards for the NEOs.

          The following table shows each NEOs’ threshold, target, and maximum award based on a percentage of base salary. If threshold levels are not met, a NEO would not receive a MIP payout. Payout percentages are interpolated when performance falls between threshold and target levels or between target and maximum levels.

	Threshold MIP	Target MIP as a	Maximum MIP as a
	as a percent of base	percent of base	percent of base
Executive	salary	salary	salary

Mr. Eslick	10%	100%	200%
Mr. Schneider	6.5%	65%	130%
Mr. Jones	7%	70%	140%
Mr. Larson	6%	60%	120%
Mr. Newborn	6%	60%	120%
          The Compensation Committee approves MIP awards at the February meeting immediately following the performance year. The chief executive officer provides input as to award levels for each of the NEOs, excluding himself. After evaluating the Company’s performance relative to financial goals, as well as the individual performance of each of the NEOs, the Compensation Committee ultimately is given the discretion under the MIP to determine the award amount. For 2006, the Company’s reported financial results fell below the target levels established by the Compensation Committee at the beginning of the year. After evaluating the financial results and individual performances, the Compensation Committee approved the following MIP awards as a percentage of base salaries:

Executive	2006 MIP award as a percent of base salary

Mr. Eslick	75%
Mr. Schneider	49%
Mr. Jones	53%
Mr. Larson	41%
Mr. Newborn	45%
          The Compensation Committee determined the final 2006 MIP awards for the NEOs at the February meeting. The Compensation Committee considered a number of adjustments to the results of both 2005 and 2006 in setting target performance and measuring actual performance for 2006. The Compensation Committee also considered the NEO’s individual contributions towards the successful execution of the agreement with GS Capital Partners. The awards approved for each NEO equated to 75% of their respective targets, calculated as a 68.75% payout on the financial performance component and 100% on the individual performance component.
Equity Incentive Plan (“EIP”)
          The Company delivers long-term incentives in the form of non-qualified stock options and restricted shares for each of the NEOs. The total dollar value of this form of incentive is delivered 50% in a grant of options and 50% in a grant of restricted shares.
          Under the Company’s EIP, a non-qualified stock option provides the right to purchase shares of common stock of the Company within 10 years after the date of grant at the fair market value of the common stock on the date of grant. The vesting period of 25% per year, over four years, reflects market practice. Stock options provide a vehicle for the Company to focus NEOs on increasing stock price over time.
          Restricted stock grants vest over five years with one-third vesting after each of the third, fourth and fifth years. Restricted stock provides a valuable incentive that assists the Company in retaining the NEOs during the vesting period. It also aligns the NEOs with the interests of stockholders, because the value of the grant increases as the stock price increases.
          Long-term incentives are used to link the NEOs to stockholder interests and motivate the NEOs to focus on long-term goals for the Company. Individual grant sizes are based on competitive levels among the Company’s peers. The Compensation Committee targets the median of the peer groups to determine grant sizes. In determining the median, the primary and secondary peer groups are given the greatest weighting, while the general industry is used for informational purposes. The Compensation Committee has the discretion to modify these grant sizes based on prior years’ grants and individual performance.

          During the February 2006 meeting, the Compensation Committee determined the size of the individual long-term incentive awards. Similar to the process for determining MIP awards, the CEO provides input in this decision process. After evaluating the market competitive data and considering the CEO’s input, the Compensation Committee approved and awarded all NEOs long-term incentives at peer group median levels.

Executive	2006 LTI Award Value

Mr. Eslick	$750,000
Mr. Schneider	$250,000
Mr. Jones	$250,000
Mr. Larson	$200,000
Mr. Newborn	$200,000
          During the February 2006 meeting, one-third of each award value was granted in the form of stock options and one-third was granted in the form of restricted stock. The remaining one-third was reserved to be granted at the April or May 2006 meeting. The intent was for the remaining portion of the award value to be granted through a newly proposed long-term performance plan. This plan was ultimately not implemented in 2006 because the design was ultimately deemed by management and the Compensation Committee to be administratively problematic. Therefore, during the May 2006 meeting, the Compensation Committee granted the remaining one-third of the awards in stock options and restricted shares (in equal parts).
          The exercise price for stock options is established based on the closing price on the day the Compensation Committee authorizes the stock option grants. At the end of the prior fiscal year, the Compensation Committee determines when equity grants will be approved and granted. The May 2006 grants were atypical, but necessary to fully grant the NEOs’ total long-term incentives awards.
Benefits
     Retirement Benefits
          The Company provides retirement benefits to the NEOs in the same way it delivers these benefits to all of its employees—through a
401(k) Plan. The Company delivers a conservative level of retirement benefits to its NEOs, and believes that NEOs should not receive retirement benefits through programs unavailable to the Company’s entire employee population. Company contributions are reflected in the Summary Compensation Table and described in the related narratives.
     Welfare Benefits
          NEOs participate in employee benefit plans available to all employees of the Company, including medical, health, life insurance and disability plans. The Company provides this to the NEOs as part of a market competitive broad-based pay program.
     Deferred Compensation Plan
          The NEOs are eligible to contribute from 2% to 50% of base salary and 10% to 100% of their MIP awards into a non-qualified deferred compensation plan. Alternatively, the NEOs may use the deferred compensation plan as a 401(k) continuation, where they can continue to contribute a portion of their salary (without Company contributions). This plan is designed to allow the Company to deliver a market competitive benefit to the NEOs that is also a cost-effective method of providing additional cash flow to the Company. During 2006, no NEO contributed to this plan. Current deferred compensation aggregate account balances, if applicable, are included in the Non-qualified Deferred Compensation Table.
     Employee Stock Purchase Plan
          The NEOs are also eligible to participate in a stock purchase plan that permits all employees to purchase Company stock, up to an annual maximum, at a discounted price. This plan is intended to promote broad-based employee ownership in the Company and to align employee interests with stockholders. Mr. Larson is the only NEO that participates in this plan.

     Perquisites
          The Company delivers a limited number of perquisites to its NEOs that are not available to the general employee population, all of which are described in the footnotes to the Summary Compensation Table. The Company provides these perquisites to offer a market competitive total compensation program to its NEOs.
          The perquisites include a car allowance for all NEOs and an unallocated club membership dues allowance for Mr. Eslick, Mr. Jones and Mr. Newborn. Mr. Jones has, in prior periods, also received a premium payment supplement to underwrite the cost of a term life insurance policy. This life insurance benefit was provided to Mr. Jones under his original employment agreement. Under his new employment agreement, effective December 30, 2006, Mr. Jones no longer receives this perquisite.
          To help facilitate the performance of their management responsibilities, the Company provides to certain of its NEOs club memberships. In July 2003, the Company purchased two corporate golf club memberships in the name of the Company for a total of $300,000. In December 2003, the Company purchased an additional membership for a total of $150,000. In July 2005, the Company paid a $50,000 capital improvement assessment for each membership. These amounts, which do not bear interest, are refundable upon the earlier of 30 years from the date of admission to the club, resignation of the membership and reissuance of the membership to another party or purchase of a replacement membership. Under the terms of the membership, the Company is permitted to designate three individuals to use the club facilities and has designated Messrs. Eslick, Schneider and Jones. The Company is permitted to change the corporate designees by paying a nonrefundable redesignation fee. Monthly club dues are paid by the individual designees who receive no direct reimbursement for such payments from the Company; although Messrs. Eslick and Jones may elect to apply a club allowance they receive from the Company towards any such dues or expenses. The individuals do receive reimbursement from the Company if they incur additional expenses, such as meals and greens fees related to their business use of the club facilities. This membership is for both business and personal use and provides the executives with recognition and exposure to other business and community leaders. The incremental cost of this membership to the Company is reflected in the Summary Compensation Table for these executives.
          The Company also pays annual membership fees for Mr. Eslick’s participation in the Young Presidents’ Organization. This benefit is provided to facilitate exposure to other Corporate executives around the country and as a professional development tool.
          Through September 2006, the Company provided executive supplemental long-term disability benefits to Messrs. Eslick, Jones and Newborn. The benefit was terminated because it was no longer determined to be providing equitable or competitive retention value.
Termination Benefits
     Severance Benefits
          Each of the NEOs has a severance provision included in their employment agreement. This benefit is valued and defined in the Potential Post-Employment Narrative that follows. This benefit is provided as a necessary, market competitive piece of the overall compensation program. This benefit is necessary to attract and retain the NEOs to their current positions.
     Change-in-Control Benefits
          The NEOs have change-in-control (CIC) benefits delivered to them through the Company’s EIP as do all employees participating in the EIP. These plans provide for accelerated vesting of all outstanding equity upon a CIC. This benefit is provided to protect the interests of the Company and its employees during a transitional period for the Company.
          A CIC followed by a material diminution of duties within the employment agreement stipulated time frame (typically one year following the CIC) is considered a good reason termination under each of the NEO’s employment agreements. Under these circumstances, the NEOs are entitled to receive the employment agreement stipulated severance benefits.
Employment Agreements
          Each of the NEOs is a party to an employment agreement with the Company that provides eligibility for the compensation and benefits described above. In particular, these agreements provide for a minimum base salary, target MIP award level, equity plan participation, employee benefits, severance or termination provisions and other benefits. The employment agreements were entered into in order to attract and retain the NEOs. The programs contained in these agreements support the overall Company philosophy of providing market competitive compensation to the NEOs, while rewarding superior performance.

Impact of Accounting and Tax Treatments of Compensation
          The Company endeavors to compensate NEOs in a way that is most tax effective for the Company; however, performance linkages and retention remain the primary decision drivers when determining compensation. To this end, the current MIP and Stock Option Plan are compliant with Internal Revenue Code Section 162(m).
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
          The Compensation Committee is comprised of three independent, non-employee directors. Mr. Hayes chairs the Compensation Committee, and the other members of the Compensation Committee are Messrs. Spass and Lytle. A copy of the charter of the Compensation Committee is available on the Company’s website at www.usi.biz. The report of the Compensation Committee can be found above under the heading “Compensation Committee Report.”
Summary Compensation and Grants of Plan-Based Awards
          The Summary Compensation Table summarizes the total compensation earned by each NEO during the fiscal year ending December 31, 2006.
     Employment Agreements
          The NEOs have employment agreements in place that define the officers’ compensation programs. Each agreement sets out a minimum base salary. For information on how minimum base salaries for employment agreements were established, or for detail on each NEO’s current base salary, please refer to the base salary section of the CD&A.
          The agreements also set target awards under the MIP, which is described in more detail in the MIP section of the CD&A above, as well as eligibility to participate in the Company’s EIP, benefits programs and vacation policy. The agreements also provide termination payment provisions and restricted covenants, each of which are detailed below in the Potential Post-employment Payment section narratives.
          Each agreement is in effect for a term that expires according to the following table.

Executive	Employment agreement termination date
Mr. Eslick	December 31, 2011
Mr. Schneider	October 31, 2007
Mr. Jones	Perpetual term, unless terminated by either party pursuant to agreement
Mr. Larson	Perpetual term, unless terminated by either party pursuant to agreement
Mr. Newborn	December 31, 2011
     Compensation Elements
          Base salary is a less significant form of compensation when compared to all other aspects of pay for all of the NEOs. The following shows the percentage of total compensation that is in the form of base salary for each NEO: Mr. Eslick — 33%, Mr. Schneider — 42%, Mr. Jones — 24%, Mr. Larson 47%, Mr. Newborn 45%. Because the Summary Compensation Table reflects the SFAS 123(R) value rather than the fair value for stock and option awards, these percentages may not be able to be derived using the amounts included. For discussion of SFAS 123(R) see Note 8, “Stock Option Plan” to our Consolidated Financial Statements included in Part II, Item 8.
          The “All Other Compensation” column of the Summary Compensation Table includes the Company’s contributions to the NEOs’ qualified 401(k) accounts. The Company’s qualified 401(k) program is eligible to all employees. The Company matches 75% of the first 4% of pay contributed by the participant, up to a maximum match in 2006 of $6,600.
          The Company’s EIP is discussed in the CD&A above. Under the Plan, the NEOs receive value-equivalent grants of restricted stock and non-qualified stock options annually. Restricted stock are grants of stock that vest over five years with one-third vesting after each of the third, fourth and fifth years. A non-qualified stock option provides the right to purchase shares of common stock of the Company within 10 years after the date of grant at the fair market value of the common stock on the date of grant. The options vest at the rate of 25% per year, for four years.

Summary Compensation Table

								Change in
								Pension
							Nonequity	and
							Incentive	Nonqualified
						Option	Plan	Deferred	All Other
		Salary	Bonus		Stock Awards	Awards	Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)		($)(1)	($)(2)	($)(3)	Earnings ($)(4)	($)		($)

David L Estick	2006	$576,000	$—		$212,329	$481,776	$450,000	$—	$51,315	(5)	$1,771,420
Chairman of the Board, President and Chief Executive Officer

Robert S. Schneider	2006	$315,000	$—		$78,682	$179,097	$153,563	$829	$29,928	(6)	$757,099
Executive Vice President and Chief Financial Officer

Jeffrey L. Jones (9)	2006	$350,000	$595,000	(10)	$72,430	$219,709	$183,750	$—	$46,300	(7)	$1,467,189
Senior Vice President and Chief Marketing Officer

Philip E. Larson III	2006	$263,942	$—		$21,965	$264,645	$123,750	$—	$6,600		$680,902
Senior Vice President Operations

Ernest J. Newborn II Senior Vice President, General Counsel and Secretary	2006	$275,000	$—		$35,969	$145,327	$123,750	$—	$24,190	(8)	$604,236

1.	The amounts in this column are based on the accounting expense recognized by the Company in fiscal 2006 for grants of restricted stock awards for each of the NEOs. The assumptions used to calculate the accounting expense are set forth in Note 7, “Employee Benefit Plans” in the Company’s Consolidated Financial Statements included in Part I, Item 8 of this report.

2.	The amounts in this column are based on the accounting expense recognized by the Company in fiscal 2006 for grants of stock option awards for each of the NEOs. The assumptions used to calculate the accounting expense are set forth in Note 8, “Stock Option Plan” in the Company’s Consolidated Financial Statements included in Part I, Item 8 of this report.

3.	The compensation included in this column is the actual MIP award granted for each NEO at the February 2007 Compensation Committee meeting for performance during the 2006 fiscal year.

4.	This column reflects only non-qualified deferred compensation above-market earnings. The above-market earnings are calculated based on the amount over 120% of the applicable federal long-term rate. The rate used for the first 11 months of 2006 was the January 2005 rate of 4.76% (the date on which the investment choice was established). The rate used for the last month of 2006 was the December 2006 rate of 4.9% (the date on which the investment choice changed).

5.	Includes the following perquisites: car allowance; club allowance, Young Presidents’ Organization membership, incremental cost to the Company of the Trump golf club membership; and executive supplemental long-term disability (plan terminated October 1, 2006).

6.	Includes the following perquisites: car allowance; and the incremental cost to the Company of the Trump golf club membership.

7.	Includes the following perquisites: car allowance; club allowance, incremental cost to the Company of the Trump golf club membership; term life insurance; and executive supplemental long-term disability (plan terminated October 1, 2006).

8.	Includes the following perquisites: car allowance; club allowance, and executive supplemental long-term disability (plan terminated October 1, 2006).

9.	From December 2002 until December 2006, Mr. Jones served as the Company’s senior vice president and chief marketing officer. Effective as of December 30, 2006, Mr. Jones has served as the regional CEO of the Company’s California region.

10.	As noted above, in December 2006, Mr. Jones accepted a reassignment from the corporate office to a regional executive position. In connection with this reassignment, Mr. Jones and the Company expressly terminated the existing senior officer employment agreement and replaced it with a regional executive employment agreement, which included a substantially reduced severance benefit to Mr. Jones in the event the Company terminated his employment “without cause”. Under Mr. Jones’ new employment agreement dated December 30, 2006 (the “Jones Employment Agreement”), Mr. Jones received a one-time signing bonus of $595,000 (the “Signing Bonus”) as additional consideration for the new covenants and performance of the revised obligations set forth in the Jones Employment Agreement. If Mr. Jones voluntarily terminates employment without good reason prior to the second anniversary of the date of the Jones Employment Agreement, Mr. Jones is required to repay to the Company the Signing Bonus within 30 days of the date of such termination.
Grants of Plan-Based Awards Table

					All Other Stock		Exercise or
		Estimated Future Payouts Under Non-Equity			Awards: Number of	All Other Option Awards:	Base Price of
		Incentive Plan Awards (1)			Shares or Stock	Number of Securities	Option Awards	FAS 123 Grant
Name and Principal Position	Grant Date	Threshold	Target	Maximum	Units (#)	Underlying Option (#)	($/Sh)	Date Fair Value
					(2)	(3)
David L. Eslick	2/28/2006				17,259	45,420	$14.34	$477,274
Chairman of the Board, President	5/23/2006				9,153	24,087	$13.93	$151,593
and Chief Executive Officer	N/A	$60,000	$600,000	$1,200,000	—	—	$—	N/A

Robert S. Schneider	2/28/2006				5,753	15,140	$14.34	$159,091
Executive Vice President and	5/23/2006				3,051	8,029	$13.93	$82,765
Chief Financial Officer	N/A	$20,475	$204,750	$409,500	—	—	$—	N/A

Jeffrey L. Jones	2/28/2006				5,753	15,140	$14.34	$159,091
Senior Vice President and	5/23/2006				3,051	8,029	$13.93	$82,765
Chief Marketing Officer	N/A	$24,500	$245,000	$490,000	—	—	$—	N/A

Philip E. Larson III	2/28/2006				4,603	12,112	$14.34	$127,282
Senior Vice President Operations	5/23/2006				2,441	6,423	$13.93	$66,214
	N/A	$16,500	$165,000	$330,000	—	—	$—	N/A

Ernest J. Newborn II	2/28/2006				4,603	12,112	$14.34	$127,282
Senior Vice President, General Counsel	5/23/2006				2,441	6,423	$13.93	$66,214
and Secretary	N/A	$16,500	$165,000	$330,000	—	—	$—	N/A

1.	The amounts shown under “Estimated Future Payouts under Non-Equity Incentive Plan Awards” reflect the threshold, target and maximum pay levels under the MIP. These amounts are based on the individual’s salary as of December 31, 2006.

2.	The amounts shown reflect the restricted stock awards granted under the EIP during fiscal year 2006.

3.	The amounts shown reflect the stock options awards granted under the EIP during fiscal year 2006.

Outstanding Equity Awards at Fiscal Year End Table

		Option Awards					Stock Awards
		Number of	Number of				Number of
		securities	securities				shares or
		underlying	underlying				units of stock		Market value of
		unexercised	unexercised		Option	Option	that have		shares or units
		options (#)	options (#)		exercise	expiration	not vested		that have not
Name and Principal Position	Grant Date	exercisable	unexercisable		price ($)	date	(#)		vested ($)

David L. Eslick	1/6/1997	42,600	—		$10,00	11/27/2012	—		$—
Chairman of the Board,	1/1/1998	100,000	—		$10.00	11/27/2012	—		$—
President and Chief	11/16/1999	100,000	—		$10.00	11/27/2012	—		$—
Executive Officer	10/22/2002	78,254	151,905	(1)	$10.00	10/22/2012	—		$—
	10/22/2002	230,159	—		$10.00	10/22/2012	—		$—
	10/22/2002	100	—		$10.00	10/22/2012	—		$—
	4/5/2004	40,948	—		$14.46	4/5/2014	7,780	(17)	$112,499
	4/6/2005	14,253	42,757	(2)	$11.54	4/6/2015	21,645	(18)	$249,783
	4/26/2005	—	—		$11.35		22,026	(19)	$249,995
	2/28/2006	—	45,420	(3)	$14.34	2/28/2016	17,259	(20)	$247,494
	5/23/2006	—	24,087	(4)	$13.93	5/23/2016	9,153	(21)	$127,501

Robert S. Schneider	11/1/2002	80,000	—		$10.00	11/1/2012			$—
Executive Vice President and	11/1/2002	27,200	52,800	(5)	$10.00	11/1/2012			$—
Chief Financial Officer	4/5/2004	27,299	—		$14.46	4/5/2014	5,187	(22)	$75,004
	4/6/2005	6,414	19,240	(6)	$11.54	4/6/2015	9,740	(23)	$112,400
	2/28/2006	—	15,140	(7)	$14.34	2/28/2016	5,753	(24)	$82,498
	5/23/2006	—	8,029	(8)	$13.93	5/23/2016	3,051	(25)	$42,500

Jeffrey L. Jones	6/1/1994	13,115	—		$10.00	11/27/2012			$—
Senior Vice President and	7/1/1998	6,667	—		$10.00	11/27/2012			$—
Chief Marketing Officer	11/16/1999	90,000	—		$10.00	11/27/2012	—		$—
	10/22/2002	100	—		$10.00	10/22/2012			$—
	10/22/2002	29,620	57,497	(9)	$10.00	10/22/2012	—		$—
	10/22/2002	87,117	—		$10.00	10/22/2012	—		$—
	12/13/2002	20,000	—		$10.10	12/13/2012			$—
	12/13/2002	6,800	13,200	(10)	$10.10	12/13/2012	—		$—
	4/5/2004	22,749	—		$14.46	4/5/2014	4,323	(26)	$62,511
	4/6/2005	6,414	19,240	(6)	$11.54	4/6/2015	9,740	(23)	$112,400
	2/28/2006	—	15,140	(7)	$14.34	2/28/2016	5,753	(24)	$82,498
	5/23/2006	—	8,029	(8)	$13.93	5/23/2016	3,051	(25)	$42,500
									$—

Philip E. Larson III	10/22/2002	8,000	—		$10.00	10/22/2012	—		$—
Senior Vice President	1/10/2004	37,500	37,500	(11)	$13.06	1/10/2014	—		$—
Operations	4/6/2005	1,996	5,985	(12)	$11.54	4/6/2015	3,033	(27)	$35,001
	2/28/2006	—	12,112	(13)	$14.34	2/28/2016	4,603	(28)	$66,007
	5/23/2006	—	6,423	(14)	$13.93	5/23/2016	2,441	(29)	$34,003

Ernest J. Newborn II	9/14/1998	16,000	—		$10.00	11/27/2012	—		$—
Senior Vice President,	11/16/1999	50,000	—		$10.00	11/27/2012	—		$—
General Counsel	10/22/2002	78,721	—		$10.00	10/22/2012	—		$—
and Secretary	10/22/2002	26,765	51,956	(15)	$10.00	10/22/2012	—		$—
	10/22/2002	100	—		$10.00	10/22/2012	—		$—
	4/5/2004	9,100	—		$14.46	4/5/2014	1,729	(30)	$25,001
	4/6/2005	2,423	7,269	(16)	$11.54	4/6/2015	3,680	(31)	$42,467
	2/28/2006	—	12,112	(13)	$14.34	2/28/2016	4,603	(28)	$66,007
	5/23/2006	—	6,423	(14)	$13.93	5/23/2016	2,441	(29)	$34,003

1.	Represents 151,905 options that become exercisable on October 22, 2007.

2.	Represents 42,757 options, which will vest as follows: 14,253 on April 6, 2007, 14,253 on April 6, 2008 and 14,251 on April 6, 2009.

3.	Represents 45,420 options, which will vest as follows: 11,355 on February 28, 2007, 11,355 on February 28, 2008, 11,355 on February 28, 2009 and 11,355 on February 28, 2010.

4.	Represents 24,087 options, which will vest as follows: 6,022 on May 23, 2007, 6,022 on May 23, 2008, 6,022 on May 23, 2009 and 6,021 on May 23, 2010.

5.	Represents 52,800 options that become exercisable on November 1, 2007.

6.	Represents 19,240 options, which will vest as follows: 6,414 on April 6, 2007, 6,414 on April 6, 2008 and 6,412 on April 6, 2009.

7.	Represents 15,140 options, which will vest as follows: 3,785 on February 28, 2007, 3,785 on February 28, 2008, 3,785 on February 28, 2009 and 3,785 on February 28, 2010.

8.	Represents 8,029 options, which will vest as follows: 2,008 on May 23, 2007, 2,008 on May 23, 2008, 2,008 on May 23, 2009 and 2,005 on May 23, 2010.

9.	Represents 57,497 options that become exercisable on October 22, 2007.

10.	Represents 13,200 options that become exercisable on December 13, 2007.

11.	Represents 37,500 options, which will vest as follows: 18,750 that has vested as of January 10, 2007 and 18,750 that will vest on January 10, 2008.

12.	Represents 5,985 options, which will vest as follows: 1,996 on April 6, 2007, 1,996 on April 6, 2008 and 1,993 on April 6, 2009.

13.	Represents 12,112 options, which will vest as follows: 3,028 on February 28, 2007, 3,028 on February 28, 2008, 3,028 on February 28, 2009 and 3,028 on February 28, 2010.

14.	Represents 6,423 options, which will vest as follows: 1,606 on May 23, 2007, 1,606 on May 23, 2008, 1,606 on May 23, 2009 and 1,605 on May 23, 2010.

15.	Represents 51,956 options that become exercisable on October 22, 2007.

16.	Represents 7,269 options, which will vest as follows: 2,423 on April 6, 2007, 2,423 on April 6, 2008 and 2,423 on April 6, 2009.

17.	Represents 7,780 restricted shares, which will vest as follows: 3,890 on April 5, 2007 and 3,890 on April 5, 2008.

18.	Represents 21,645 restricted shares, which will vest as follows: 7,216 on April 6, 2008, 7,215 on April 6, 2009 and 7,214 on April 6, 2010.

19.	Represents 22,026 restricted shares, which will vest as follows: 7,343 on April 26, 2008, 7,342 on April 26, 2009 and 7,341 on April 26, 2010.

20.	Represents 17,259 restricted shares, which will vest as follows: 5,754 on February 28, 2009, 5,753 on February 28, 2010 and 5,752 on February 28, 2011.

21.	Represents 9,153 restricted shares, which will vest as follows: 3,052 on May 23, 2009, 3,051 on May 23, 2010 and 3,050 on May 23, 2011.

22.	Represents 5,187 restricted shares, which will vest as follows: 2,593 on April 5, 2007 and 2,594 on April 5, 2008.

23.	Represents 9,740 restricted shares, which will vest as follows: 3,247 on April 6, 2008, 3,247 on April 6, 2009 and 3,246 on April 6, 2010.

24.	Represents 5,753 restricted shares, which will vest as follows: 1,918 on February 28, 2009, 1,918 on February 28, 2010 and 1,917 on February 28, 2011.

25.	Represents 3,051 restricted shares, which will vest as follows: 1,018 on May 23, 2009, 1,017 on May 23, 2010 and 1,016 on May 23, 2011.

26.	Represents 4,323 restricted shares, which will vest as follows: 2,161 on April 5, 2007 and 2,162 on April 5, 2008.

27.	Represents 3,033 restricted shares, which will vest as follows: 1,012 on April 6, 2008, 1,011 on April 6, 2009 and 1,010 on April 6, 2010.

28.	Represents 4,603 restricted shares, which will vest as follows: 1,535 on February 28, 2009, 1,535 on February 28, 2010 and 1,533 on February 28, 2011.

29.	Represents 2,441 restricted shares, which will vest as follows: 814 on May 23, 2009, 814 on May 23, 2010 and 813 on May 23, 2011.

30.	Represents 1,729 restricted shares, which will vest as follows: 865 on April 5, 2007 and 864 on April 5, 2008.

31.	Represents 3,680 restricted shares, which will vest as follows: 1,227 on April 6, 2008, 1,227 on April 6, 2009 and 1,226 on April 6, 2010.

Option Exercises and Stock-Vested Table
          None of the Company’s NEOs exercised any stock options during the fiscal year ended December 31, 2006.

	Stock Awards
	Number of
	Shares
	Acquired on	Value Realized
	Vesting	on Vesting
Name and Principal Position	(#)	($)

David L. Eslick	3,890	$62,201
Chairman of the Board, President and Chief Executive Officer

Robert S. Schneider	2,593	$41,462
Executive Vice President and Chief Financial Officer

Jeffrey L. Jones	2,161	$34,554
Senior Vice President and Chief Marketing Officer

Philip E. Larson III	—	$—
Senior Vice President Operations

Ernest J. Newborn II	864	$13,815
Senior Vice President, General Counsel and Secretary

Non-Qualified Deferred Compensation
          The Company’s Deferred Compensation Plan permits the NEOs to defer 2% to 50% of base salary, 10% to 100% of the MIP award earned in the fiscal year (paid in 2007) and/or 401(k) contributions once the maximum contributions in the qualified 401(k) have been met. Deferral elections are made by the NEOs no later than December 31 of each year for amounts to be earned in the following year.
          The NEO makes a class-year distribution election during each annual enrollment by selecting the time and form of payment for that plan year’s deferral account. The NEO must elect a specific month and year for distribution no earlier than three years from the date the election is made. The payment options are lump sum or annual installments over a 3, 5, or 10 year period.
          The NEO elects the investment options for his account balance. These options are discussed in more detail below. The NEO may change his investment election for new contributions and reallocate his existing balance daily.
          For the first 11 months of the fiscal year, the NEOs could elect to invest their deferred compensation in any of the funds listed in the table below. The table also includes the 11 month rate of return for each of the funds for the period January 1, 2006 through November 30, 2006, as reported by the plan’s administrator:

January 2006 through
Investment Option	November 2006 Rate of Return

AIM Capital Development Fund	16.82%
AIM International Growth Fund	23.41%
Dreyfus International Value	19.31%
Dreyfus Stock Index Fund	13.67%
Fidelity Contrafund Portfolio	11.19%
Gartmore GVIT Money Market Fund: Class V	3.95%
Gartmore Inv. Dest Aggressive Fund	15.11%
Gartmore Inv. Dest. Conservative Fund	5.78%
Gartmore Inv. Dest. Moderate Fund	10.36%
Goldman Sachs Mid Cap Value Fund	15.93%
Oppenheimer Capital Appreciation Fund	8.19%
PIMCO Real Return Bond Portfolio: Admin Class	2.99%
Royce Capital Micro Cap Portfolio	18.34%
T. Rowe Price Equity Income Portfolio	16.14%
Van Kampen GVIT Multi-Sector Bond Fund	4.82%
Van Kampen UIF U.S. Real Estate Portfolio	38.57%

          The Company changed administrators during the last month of 2006. As a result, the funds available for investment changed. At that time, each account balance was mapped to investment options most similar to the NEO’s prior election. The investment options and their December 2006 rates of return are as follows:

Investment Option	December 2006 Rate of Return

American Funds American International	2.551%
Davis Selected Advisors, L.P. Fundamental Value	2.068%
Deutsche Asset Management Real Estate Securities	-1.570%
Grantham, Mayo, Van Otterloo & Co. LLC Int’l Core	3.062%
MFC Global Investment Mgmt. 500 Index B	1.398%
MFC Global Investment Mgmt. Lifestyle Aggressive	1.529%
MFC Global Investment Mgmt. Lifestyle Balanced	0.932%
MFC Global Investment Mgmt. Lifestyle Conservative	-0.061%
MFC Global Investment Mgmt. Lifestyle Growth	1.116%
MFC Global Investment Mgmt. Lifestyle Moderate	0.510%
MFC Global Investment Mgmt. Money Market B	0.412%
MFC Global Investment Mgmt. Small Cap Index	0.294%
Pacific Investment Management Co. Real Return Bond	-1.826%
Pacific Investment Management Co. Total Returns	-0.861%
T. Rowe Price and Associates, Inc. Blue Chip Growth	1.149%
T. Rowe Price and Associates, Inc. Equity Income	2.042%
T. Rowe Price and Associates, Inc. Mid Value	1.864%
Wellington Management Co., LLP Mid Cap Stock	1.130%
Western Asset Management Company High Yield	1.144%

Non-Qualified Deferred Compensation Table

	Executive	Registrant	Aggregate earnings	Aggregate
	contributions in	contributions in	in last FY	withdrawals/	Aggregate balance
Name and Principal Position	last FY ($)	last FY ($)	($)	distributions ($)	at last FY ($)
(1)
David L Eslick Chairman of the Board, President and Chief Executive Officer	$—	$—	$—	$—	$—

Robert S. Schneider Executive Vice President and Chief Financial Officer	$—	$—	$1,690.29	$—	$16,740.75

Jeffrey L Jones Senior Vice President and Chief Marketing Officer	$—	$—	$—	$—	$—

Philip E. Larson III Senior Vice President Operations	$—	$—	$—	$—	$—

Ernest J. Newborn II Senior Vice President, General Counsel and Secretary	$—	$—	$—	$—	$—

1.	The amount in this column includes the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table.

Potential Payments upon Termination or Change in Control
     Employment Agreements
          The NEOs are eligible, under their employment agreements, to receive certain post-employment benefits in the following circumstances:
          Death. If the NEO dies during his employment, the employment agreement will terminate on the date of death and the Company will pay any unpaid base salary through the effective date of termination, as well as any unpaid business expenses.
          Incapacitation or disability. If the NEO is incapacitated or disabled by reason of illness or physical or mental disability from performing the NEO’s duties, the Company shall have the right to terminate the employment agreement. The NEO shall receive any unpaid base salary through the effective date of termination and any unpaid business expenses, and in the case of Mr. Jones, any accrued and unpaid vacation benefits.
          Termination by the Company for cause. The Company shall have the right, subject to certain cure periods, to terminate an NEO’s employment agreement “for cause,” which is defined as follows:
•	Commission of a willful and material act of dishonesty in the course of the NEO’s duties;

•	Conviction by a court of competent jurisdiction of a crime constituting a felony or conviction in respect of any act involving fraud, dishonesty, or moral turpitude;

•	The NEO’s performance under the influence of controlled substances, or continued habitual intoxication;

•	Frequent or extended and unjustifiable absenteeism;

•	Personal, willful, and continuing misconduct or refusal to perform duties and responsibilities; or

•	Material non-compliance with the terms of his employment agreement.
          Termination by the Company without cause. In the event of a termination without cause, all NEOs are eligible to receive any unpaid base salary through the date of termination, as well as any unpaid business expenses. The NEOs are also entitled to severance benefits as follows:
•	Mr. Eslick:
•	(i)Three times base salary plus (ii) the higher of target annual incentive that he would have otherwise received (but for such termination) for the year in which the termination occurred or his annual incentive for the year immediately preceding the year in which termination occurred for three years; and

•	Healthcare coverage for three years following termination.
•	Messrs. Schneider and Jones:
•	One times base salary plus the target annual incentive that the NEO would have otherwise received (but for such termination) for the year in which the termination occurred; and

•	Healthcare coverage for one year following termination.
•	Mr. Larson:
•	One times base salary; and

•	Healthcare coverage for one year following termination.
•	Mr. Newborn:
•	Two times base salary plus (ii) the higher of the target annual incentive that he would have otherwise received (but for such termination) for the year in which the termination occurred or his annual incentive for the year immediately preceding the year in which termination occurred for two years; and

•	Healthcare coverage for two years following termination.
          Failure to extend. In the event that the Company fails to extend Messrs. Eslick, Schneider, or Newborn’s employment agreements, they are entitled to receive severance benefits equivalent to those they would receive had they been terminated by the Company without cause.

          Termination by the NEO for good reason. Mr. Eslick and Mr. Newborn have the right to terminate their employment for “good reason” in the following circumstances:
•	A change-in-control, and within one year following such a change-in-control, there is a material diminution of his duties and responsibilities;

•	A material diminution by the Company of the NEO’s position or duties;

•	A default by the Company in the payment of any material sum or material benefit due to the NEO under the employment agreement.
          Mr. Schneider and Mr. Larson have the right to terminate their employment for “good reason” in the following circumstances:
•	A change-in-control, and within one year following such a change-in-control, there is a material diminution of his duties and responsibilities;

•	A default by the Company in the payment of any material sum or material benefit due to the NEO under the employment agreement.
          Mr. Jones has the right to terminate his employment for “good reason” in the following circumstances:
•	A change-in-control, and within two years following such a change-in-control, there is a material diminution of his duties and responsibilities;

•	A default by the Company in the payment of any material sum or material benefit due to the NEO under the employment agreement.
          In the event of such termination, the NEOs are eligible to receive benefits equivalent to those defined under a termination by the Company without cause, provided that Mr. Larson’s severance shall include an additional amount equal to 60% of his then adjusted base salary.
          Termination by the NEO without good reason. Each NEO has the right to terminate his employment agreement provided he gives at least 90 days notice. In the event that notice is given, the Company may require the NEO to leave immediately. If this occurs, the NEO will be compensated for the notice period in the same manner as the NEO would have been compensated had he remained employed during the notice period.
          Retirement. In the event of retirement, the NEO will receive any unpaid base salary and business expenses through the date of termination.
          Change-in-Control (CIC). In the event of a CIC, an NEO may terminate for good reason and receive severance benefits described above. A CIC is defined as any of the following:
•	Any transaction, or series of related transactions, the result of which is that any individual or group becomes a beneficial owner, directly or indirectly, of 50% or more of the Company’s aggregate outstanding voting stock;

•	The Company consolidates with, or merges with or into, any entity or any entity consolidates with or merges with or into the Company, in any such event pursuant to a transaction in which any of the outstanding voting stock of the Company is converted into or exchanged for cash, securities, or other property, other than any such transaction where the voting stock of the Company outstanding immediately prior to such transaction is converted into or exchanged for voting stock of the surviving or transferee entity constituting 50% or more (immediately after giving effect to such conversion or exchange) of the aggregate outstanding shares of such voting stock of such surviving or transferee entity; or

•	Substantially all of the Company’s assets or earnings power is sold in any transaction or series of related transactions.
Restrictive Covenants
          The NEOs employment agreements include several restrictive covenants that cover the NEOs’ behavior post-termination, and include the following:
          Confidential Information. The NEOs will not use or disclose any confidential information of the Company without prior written consent of the Company or to the extent necessary to comply with law or other valid court order.

Non-solicitation. For two years following termination of employment, Mr. Eslick, Mr. Schneider, Mr. Newborn and Mr. Larson will not, and will not attempt to (i) solicit, sell, provide or accept any business from any client or prospective client, (ii) excluding for Mr. Jones, solicit, offer, negotiate or otherwise seek to acquire any interest in any active acquisition target of the Company or (iii) directly or indirectly, solicit the employment, consulting or other services of any other employee or independent producer of any USI company or otherwise induce any of such employees to leave such USI company’s employment or to breach an employment or independent producer agreement therewith.
          Non-competition. Except for Mr. Newborn and Mr. Jones, following termination of employment the NEOs will refrain from carrying on any business, which provides the same business performed by the Company, without the consent of the Company, for one year following termination of employment.
          Non-interference. Following termination of employment, Mr. Jones will not interfere with the Company’s business by: (i) revealing any confidential information of the Company, (ii) inducing or attempting to influence any employee of the Company to end his or her employment, (iii) inducing a consultant of independent contractor to sever any relationship with the Company, (iv) assisting any other person in solicitation of any such employee, or third party while the individual is employed or engaged by the Company, (v) soliciting or knowingly accepting disclosure of any confidential information for any purpose; or disrupting any contractual relationship then existing between the Company and any client.
Equity Compensation
          In most instances, when the NEO’s employment is terminated, any outstanding unvested equity will be forfeited by the NEOs. However, in some limited circumstances, the NEOs receive an acceleration or continuation of equity vesting.
          Change in control. In the event of a change in control, regardless of an employment termination event, the vesting for all outstanding equity will be accelerated. This acceleration is provided for all employees that participate in the Company’s EIP, including all NEOs.
          Merger or consolidation. In the event of a merger of consolidation, equity vesting will be determined under the merger or consolidation agreement.

          The following is a table of all potential post-employment payments for each of the NEOs assuming the listed event occurs on December 31, 2006.

				Involuntary		Change in
				Not		Control-	Change in
		Voluntary		for Cause	For Cause	Remain	Control-
		Termination	Retirement	Termination	Termination	Active	Termination	Disability	Death
David L. Eslick	Long-Term Incentive Compensation:
Chairman of the Board, President	Stock Options	$—	$—	$—	$—	$1,058,315	$1,058,315	$—	$—
and Chief Executive Officer	Restricted Shares	$—	$—	$—	$—	$1,195,976	$1,195,976	$—	$—

	Severance Benefits:
	Healthcare Benefits(1)	$—	$—	$28,560	$—	$—	$28,560	$—	$—
	Cash Severance	$—	$—	$3,600,000	$—	$—	$3,600,000	$—	$—
	Accrued Vacation Pay	$28,846	$28,846	$28,846	$28,846		$28,846	$28,846	$28,846

Robert S. Schneider	Long-Term Incentive Compensation:
Executive Vice President and	Stock Options	$—	$—	$—	$—	$383,429	$383,429	$—	$—
Chief Financial Officer	Restricted Shares	$—	$—	$—	$—	$364,508	$364,508	$—	$—

	Severance Benefits:
	Healthcare Benefits(1)	$—	$—	$6,205	$—	$—	$6,205	$—	$—
	Cash Severance	$—	$—	$519,750	$—	$—	$519,750	$—	$—
	Accrued Vacation Pay	$10,312	$10,312	$10,312	$10,312		$10,312	$10,312	$10,312

Jeffrey L. Jones	Long-Term Incentive Compensation:
Senior Vice President and	Stock Options	$—	$—	$—	$—	$478,037	$478,037	$—	$—
Chief Marketing Officer	Restricted Shares	$—	$—	$—	$—	$351,237	$351,237	$—	$—

	Severance Benefits:
	Healthcare Benefits (1)	$—	$—	$9,520	$—	$—	$9,520	$—	$—
	Cash Severance	$—	$—	$595,000	$—	$—	$595,000	$—	$—
	Accrued Vacation Pay	$20,821	$20,821	$20,821	$20,821		$20,821	$20,821	$20,821

Philip E. Larson III	Long-Term Incentive Compensation:
Senior Vice President Operations	Stock Options	$—	$—	$—	$—	$130,652	$130,652	$—	$—
	Restricted Shares	$—	$—	$—	$—	$154,783	$154,783	$—	$—

	Severance Benefits:
	Healthcare Benefits (1)	$—	$—	$9,520	$—	$—	$9,520	$—	$—
	Cash Severance	$—	$—	$3,00,000	$—	$—	$4,80,000	$—	$—
	Accrued Vacation Pay	$14,808	$14,808	$14,808	$14,808		$14,808	$14,808	$14,808

Ernest J. Newborn II	Long-Term Incentive Compensation:
Senior Vice President, General	Stock Options	$—	$—	$—	$—	$327,791	$327,791	$—	$—
Counsel and Secretary	Restricted Shares	$—	$—	$—	$—	$191,278	$191,278	$—	$—

	Severance Benefits:
	Healthcare Benefits (1)	$—	$—	$22,849	$—	$—	$22,849	$—	$—
	Cash Severance	$—	$—	$880,000	$—	$—	$880,000	$—	$—
	Accrued Vacation Pay	$9,531	$9,531	$9,531	$9,531		$9,531	$9,531	$9,531

1.	Healthcare benefits represent the employer cost of continuing medical and dental coverage and assumes 2007 costs remain unchanged for the duration of the severance period.
Director Compensation
The Company uses a combination of cash and stock-based compensation to attract and retain qualified individuals to serve on the Board of Directors. Compensation is paid only to non-employee Board of Directors members, defined as directors who are not otherwise employed by the Company. The following is a detail of the director compensation program for the 2006 fiscal year.

Non-employee directors are entitled to receive an annual cash retainer of $30,000. This retainer may be paid in the form of company stock upon election by the director. They also receive annual equity grants of fully vested shares valued at $30,000 each.

Non-employee directors receive meeting fees for each Board of Directors and Committee meeting attended either in person or telephonically. Each independent director receives $1,500 for each Board of Directors meeting attended and $1,000 for each Committee meeting attended, provided that the director is a member of the Committee.

For their increased responsibilities, an additional retainer is paid to each of the Committee Chairs. The Audit Committee Chair receives $20,000; the Compensation Committee Chair, and the Nominating and Governance Committee Chair each receives $15,000. The Committee Chairs may elect to receive between 50% and 100% of the retainers in Company stock.

          Any new non-employee director receives a grant of restricted shares upon joining the Board of Directors valued at $40,000. These shares are subject to three-year cliff vesting. Mr. Atwell received a restricted stock grant when he joined the Board of Directors in 2006 that will vest on March 1, 2009. Previously, all new non-employee directors received a stock option grant of part of their new director compensation. Mr. Lytle received a stock option grant at the time he joined the Board of Directors in 2003 and will be fully vested in this grant on May 29, 2007. All other non-employee directors are fully vested in any new director stock option or restricted stock grants.
          During 2006, the Board of Directors formed a special committee consisting of non-employee directors in response to an indication of interest received from a private equity firm in acquiring all of the outstanding common stock of the Company. Mr. Atwell, Mr. Frieden, Mr. Hayes and Mr. Wright were the non-employee directors who served on the special committee. In consideration for their services, these members each received a cash retainer of $50,000 ($75,000 for Mr. Frieden as special committee Chair) and $1,500 per meeting, in addition to the compensation they received for their Board of Directors service as defined above.
          Deferred Compensation Plan. The directors are eligible to participate in the Company’s Deferred Compensation Plan. They may elect to participate upon joining the Board of Directors or during the annual enrollment period. The directors may elect to defer all or a portion of their cash compensation into this plan. Details of the plan are discussed in the narrative to the Non-qualified Deferred Compensation Table. None of the directors participate or have participated in the plan.
Director Compensation Table

	Fees earned or	Stock	Option	All other
	paid in cash	awards	awards	compensation	Total
Name	($)	($)	($)	($)	($)
		(1,4,5)	(2,6)

William L. Atwell	$115,000	$36,110	$—	$—	$151,110

Ronald E. Frieden	$148,000	$30,003	$—	$—	$178,003

Thomas A. Hayes	$132,000	$30,003	$9,408	$—	$171,411

L. Ben Lytle	$62,000	$30,003	$8,950	$—	$100,953

Robert A. Spass (3)	$48,000	$30,003	$20,734	$—	$98,737

Robert F. Wright	$141,500	$30,003	$9,408	$—	$180,911

1.	The amounts in this column are based on the accounting expense recognized by the Company in fiscal 2006 for grants of stock awards for each of the NEOs. The assumptions used to calculate the accounting expense are set forth in Note 7, “Employee Benefit Plans” in the Company’s Consolidated Financial Statements included in Part II, Item 8 of this report. With the exception of Mr. Atwell, the expense numbers are equivalent to the SFAS 123(R) grant-date fair value.

2.	The amounts in this column are based on the accounting expense recognized by the Company in fiscal 2006 for grants of stock option awards for each of the NEOs. The assumptions used to calculate the accounting expense are set forth in Note 8, “Stock Option Plan” in the Company’s Consolidated Financial Statements included in Part II, Item 8 of this report.

3.	The amount shown as expense for Mr. Spass includes shares and/or options granted to Mr. Spass and/or Capital Z Management LLC.

4.	Includes $25,000 for pro-rated annual equity grant based on Mr. Atwell’s service from March 1, 2006 through December 31, 2006. In addition, this includes the expense of a new director restricted stock grant valued at $11,110. The SFAS 123(R) for this restricted stock award is $40,004.

5.	As of December 31, 2006 each director has the following number of options outstanding: Mr. Atwell, 0; Mr. Frieden, 10,000; Mr. Hayes, 12,000; Mr. Lytle, 10,000; Mr. Spass, 28,000; and Mr. Wright, 12,000.

6.	As of December 31, 2006 each director has the following number of restricted shares: Mr. Atwell, 2,740; Mr. Frieden, 0; Mr. Hayes, 0; Mr. Lytle, 0; Mr. Spass, 0; and Mr. Wright, 0.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,680,258	$11.16	1,669,898
Equity compensation plans not approved by security holders	—	—	—

Total	5,680,258	$11.16	1,669,898

          The following tables set forth information with respect to the beneficial ownership of shares of common stock, which is the Company’s only class of voting stock, as of February 21, 2007, by:
•	each person known by the Company to own beneficially more than 5% of common stock;

•	each of the Company’s directors;

•	the Company’s NEOs; and

•	all of the Company’s directors and executive officers as a group.
          As of February 21, 2007, the number of outstanding shares of common stock was 58,490,586. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
PERSONS KNOWN TO OWN MORE THAN 5% OF COMMON STOCK OUTSTANDING

		Amount and nature
		of beneficial
Title of Class	Name and address of beneficial owner	ownership	Percent of Class
	Capital Z Financial Services Fund II, L.P.
	230 Park Avenue South
	11th Floor
Common Stock	New York, NY 10003	9,514,878	16.3%
	MSD Capital, L.P.
	645 Fifth Avenue, 21st Floor
Common Stock	New York, NY 10022-5910	4,460,396	7.6%
	Wasatch Advisors, Inc.
	150 Social Hall Avenue, 4th Floor
Common Stock	Salt Lake City, UT 84111	3,739,395	6.4%
	Lord, Abbett & Co. LLC
	90 Hudson Street, 11th Floor
Common Stock	Jersey City, NJ 07302	3,378,999	5. 8%
	Reed Conner & Birdwell, LLC
	11111 Santa Monica Boulevard, Suite 1700
Common Stock	Los Angeles, CA 90025	2,950,603	5.0%

DIRECTOR AND EXECUTIVE OFFICER COMMON STOCK OWNERSHIP

		Shares of common
		stock beneficially	Percentage
Name of Beneficial Owner	Position	owned	beneficially owned
	Chairman of the Board of
	Directors, President and Chief
David L. Eslick (7)(8)	Executive Officer	757,975	1.3%
William L. Atwell (7)	Director	5,549	*
Ronald E. Frieden (8)	Director	19,221	*
Thomas A. Hayes (8)	Director	33,096	*
L. Ben Lytle (8)	Director	28,140	*
Robert A. Spass (8)(9)	Director	9,856,958	16.9%
Robert F. Wright (8)	Director	35,362	*
	Executive Vice President and
Robert S. Schneider (7)(8)	Chief Financial Officer	176,101	*
	Senior Vice President and Chief
Jeffrey L. Jones (7)(8)(10)	Marketing Officer	421,952	*
Philip E. Larson, III (7)(8)	Senior Vice President, Operations	94,463	*
	Senior Vice President, General
Ernest J. Newborn, II (7)(8)	Counsel and Secretary	212,692	*
Directors and executive officers as a group 14 people (7)(8)		11,856,134	20.3%

*	= less than one percent

(1)	Applicable percentage of ownership is based on 58,490,586 shares of common stock outstanding on February 21, 2007.

(2)	Based upon the information contained in a Schedule 13D filed on October 25, 2006, the following persons beneficially own in the aggregate 9,514,878 of the Company’s shares:

	Shares	Sole	Shared	Sole	Shared
	beneficially	voting	voting	dispositive	dispositive
Shareholder	owned	power	power	power	power
Capital Z Financial Services Fund II, L.P.	9,464,573	9,464,573	0	9,464,573	0
Capital Z Financial Services Private Fund II, L.P.	50,305	50,305	0	50,305	0
Capital Z Partners, L.P.	9,514,878	9,514,878	0	9,514,878	0
Capital Z Partners, Ltd.	9,514,878	9,514,878	0	9,514,878	0

(3)	Based upon the information contained in a Schedule 13G/A filed on February 14, 2006, the following persons beneficially own in the aggregate 4,460,396 of the Company’s shares:

	Shares	Sole	Shared	Sole	Shared
	beneficially	voting	voting	dispositive	dispositive
Shareholder	owned	power	power	power	power
MSD Capital, L.P.	4,460,396	0	4,460,396		4,460,396
MSD Torchlight, L.P.	1,230,149	0	1,230,149		1,230,149
MSD SBI, L.P.	1,607,590	0	1,607,590		1,607,590
MSD Value Investments, L.P.	1,622,657	0	1,622,657		1,622,657

(4)	Based upon the information contained in a Schedule 13G filed on February 14, 2005 by Wasatch Advisors, Inc.

(5)	Based upon the information contained in a Schedule 13G filed on February 14, 2005 by Lord, Abbett & Co., LLC.

(6)	Based upon the information contained in a Schedule 13D filed on November, 20 2006 by Reed Conner & Birdwell, LLC (“RCB’). RCB is the beneficial owner of 2,950,603 shares of common stock. RCB has shared voting power over 2,950,603 shares of common stock and shared dispositive power over 2,950,603 shares of common stock.

(7)	Includes restricted stock held as follows: 77,863 shares held by Mr. Eslick; 2,740 shares held by Mr. Atwell; 23,731 shares held by Mr. Schneider; 22,867 shares held by Mr. Jones; 12,453 shares held by Mr. Newborn; 12,453 shares held by Mr. Bowler; 10,077 held by Mr. Larson; and 11,724 held by Mr. Nesbit.

(8)	Includes shares of stock that are held directly or indirectly for the benefit of such individuals or jointly, or directly or indirectly for members of such individuals’ families, with respect to which beneficial ownership in certain cases may be disclaimed. Also includes shares of stock which may be acquired within sixty days of March 1, 2007, through the exercise of stock options as follows: Mr. Eslick, 631,922 shares; Mr. Frieden, 10,000 shares; Mr. Hayes, 12,000 shares; Mr. Lytle, 7,500 shares; Mr. Spass, 28,000 shares; Mr. Wright, 12,000 shares; Mr. Schneider, 151,112 shares; Mr. Jones, 292,781 shares; Mr. Newborn, 188,560 shares; Mr. Bowler, 150,126 shares; Mr. Larson, 71,270 shares; Mr. Nesbit, 27,874 shares; and Mr. Gibson, 2,500 shares.

(9)	Mr. Spass owns 304,000 shares. Because Mr. Spass is the chairman and CEO of Capital Z Management, LLC, he may be deemed to beneficially own 10,080 shares of stock and 28,000 options owned by Capital Z Management, LLC. Mr. Spass disclaims beneficial ownership of these shares and options, except to the extent of his pecuniary interest therein. Because Mr. Spass is a partner of Capital Z Financial Services Fund II, L.P., he may be deemed to beneficially own shares owned by Capital Z Financial Services Fund II, L.P. and its affiliates. All such other shares are beneficially owned as described in footnote (2), and Mr. Spass disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(10)	From December 2002 until December 30, 2006, Mr. Jones served as the Company’s senior vice president and chief marketing officer. Effective as of December 30, 2006, Mr. Jones has served as the regional CEO of the Company’s California region.
Item 13. Certain Relationships and Related Transactions and Director Independence
RELATED PARTY TRANSACTIONS
          On November 8, 2006, the Company entered into an Indemnification Agreement with William L. Atwell, David L. Eslick, Ronald E. Frieden, Thomas A. Hayes, L. Ben Lytle, Robert A. Spass and Robert F. Wright. The rights of the indemnified party complement any rights the indemnified party may already have under the Company’s Amended and Restated Certificate of Incorporation, Amended and Restated By-laws or the Delaware General Corporation Law. The Indemnification Agreement provides, among other things, that the Company will indemnify, defend and hold harmless the indemnified party to the fullest extent permitted by law and requires the Company to advance all reasonable expenses incurred by or on behalf of the indemnified party in connection with certain proceedings to which the indemnified party is, or threatened to be, made a party or witness and to indemnify for certain expenses incurred in connection with such proceeding where the indemnified party is wholly or partly successful, subject to certain exceptions.
          Ronald W. Eslick, who is the brother of the Company’s chairman, president and chief executive officer, David L. Eslick, is employed by a subsidiary of the Company as a sales and marketing executive and for his services received $319,538 in compensation for the year ended 2006.
          See Item 10, “Directors, Executive Officers and Corporate Governance” for information about each of our directors, which is incorporated by reference herein.
REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS
          The Audit Committee, which is comprised of three independent directors, reviews and investigates matters relating to conflicts of interest, or adherence to standards of business conduct as required in the policies of the Company. This includes regular reviews of the Company’s programs for compliance with various laws and regulations. In connection with these reviews, the Committee will meet, as appropriate, with the General Counsel and other Company officers or employees.
          The Audit Committee or, if appropriate, the Board of Directors, reviews and approves all related party transactions as required by the Audit Committee charter. The Audit Committee or the Board of Directors will approve the transaction only after full disclosure of all related party interest and they determine that the contemplated transaction is reasonably determined to be in the best interests of the Company. In considering the transaction, the Audit Committee or the Board of Directors will consider all relevant factors, including as applicable, (i) the Company’s business rationale for entering into the transaction; (ii) the alternatives to entering into a related party transaction; (iii) whether the transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; and (vi) the overall fairness of the transaction to the Company.

Item 14. Principal Accountant Fees and Services

	Deloitte & Touché LLP
	Year ended	Year ended
	December 31, 2006	December 31, 2005
Audit Fees (1)	$2,131,000	$2,217,000
Audit-Related Fees (2)	176,000	84,000
Tax Fees (3)	—	133,000

Total	$2,307,000	$2,434,000

(1)	Fees for audit services included fees associated with the annual audit of the Company’s financial statements on Form 10-K, the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, reviews of the Company’s quarterly reports on Form 10-Q and for procedures performed in connection with filing the Company’s registration statements on Form S-3 and S-8 in 2005.

(2)	Fees for audit-related services principally included fees for an audit of the Company’s 401(k) Plan, services related to due diligence on the Company by GS Capital Partners, FIN 48 implementation and acquisitions.

(3)	The 2005 amount represents Deloitte fees for tax services, primarily tax compliance.
          The Audit Committee has considered and determined that the provision of these services does not compromise Deloitte’s independence.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Listing of Documents.
(1)	Financial Statements.
          The Company’s Consolidated Financial Statements included in Part II, Item 8 hereof. Please see the Index to Consolidated Financial Statements at Part II, Item 8 of this report.
(2)	Financial Statement Schedules.

(3)	Exhibits:
          Please see the Exhibit Table at the end of this Report.

USI Holdings Corporation
and Subsidiaries
2006 CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Contents
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	72
Audited Consolidated Financial Statements:
Consolidated Balance Sheets	73
Consolidated Statements of Operations	74
Consolidated Statements of Stockholders’ Equity	75
Consolidated Statements of Cash Flows	76
Notes to Consolidated Financial Statements	77
EX-10.22: EMPLOYMENT AGREEMENT
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-24.1: POWERS OF ATTORNEY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
USI Holdings Corporation
Briarcliff Manor, New York
          We have audited the accompanying consolidated balance sheets of USI Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USI Holdings Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
          As discussed in Note 1 and Note 8, in fiscal 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and effective January 1, 2006, the Company changed its accounting policy for recognition of equity awards granted to employees.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2007

USI HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$36,683	$27,289
Fiduciary funds—restricted	114,448	103,887
Premiums and commissions receivable, net of allowance for bad debts and cancellations of $9,743 and $7,300, respectively (Note 1)	284,815	244,372
Other current assets	21,542	25,048
Deferred tax asset (Note 9)	11,694	14,887
Current assets held for discontinued operations (Note 16)	3,000	4,843

Total current assets	472,182	420,326

Goodwill (Note 3)	508,330	405,490

Expiration rights (Note 3)	400,785	312,382
Other intangible assets (Note 3)	57,301	50,800
Accumulated amortization	(232,070)	(197,539)

Total identifiable intangible assets	226,016	165,643
Property and equipment, net (Note 4)	32,308	28,475
Other non-current assets	3,310	3,840

Total assets	$1,242,146	$1,023,774

Liabilities and stockholders’ equity
Current liabilities:
Premiums payable to insurance companies	$298,026	$259,286
Accrued expenses	75,621	77,120
Current portion of long-term debt (Note 5)	13,346	11,470
Other	14,039	16,829

Total current liabilities	401,032	364,705

Long-term debt (Note 5)	367,466	225,062
Deferred tax liability (Note 9)	25,782	16,237
Other liabilities	7,239	7,789
Other liabilities held for discontinued operations	225	—

Total liabilities	801,744	613,793

Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity (Note 6):
Common stock—voting—par $.01, 300,000 shares authorized; 59,226 and 58,308 shares issued, respectively	592	583
Additional paid-in capital	676,157	663,436
Accumulated deficit	(225,464)	(246,073)
Less treasury stock at cost, 827 and 620 shares, respectively	(10,883)	(7,965)

Total stockholders’ equity	440,402	409,981

Total liabilities and stockholders’ equity	$1,242,146	$1,023,774

See notes to consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Net commissions and fees	$511,777	$473,022	$379,533
Contingents and overrides	26,134	25,825	18,979
Investment income	5,301	3,858	1,378
Other Income	8,396	5,579	3,324

Total revenues	551,608	508,284	403,214
Expenses:
Compensation and employee benefits expenses	310,617	306,769	235,181
Other operating expenses	136,828	115,529	99,100
Amortization of intangible assets (Note 3)	34,536	30,549	23,099
Depreciation (Note 4)	10,282	9,655	8,589
Interest	20,690	15,036	8,531
Early extinguishment of debt (Note 5)	2,093	—	—

Total expenses	515,046	477,538	374,500

Income from continuing operations before income tax expense	36,562	30,746	28,714
Income tax expense (Note 9)	15,953	12,713	12,653

Income from continuing operations	20,609	18,033	16,061
Loss from discontinued operations, net (Note 16)	—	(10,229)	(7,760)

Net income	$20,609	$7,804	$8,301

Reconciliation of net income to net income available to common stockholders:
Net income	$20,609	$7,804	$8,301

Net income available to common stockholders	$20,609	$7,804	$8,301

Per share data—basic (Note 17):
Income from continuing operations	$0.36	$0.32	$0.33
Loss from discontinued operations, net	—	(0.18)	(0.16)

Net income per common share	$0.36	$0.14	$0.17

Per share data—diluted (Note 17):
Income from continuing operations	$0.36	$0.32	$0.33
Loss from discontinued operations, net	—	(0.18)	(0.16)

Net income per common share	$0.36	$0.14	$0.17

See notes to consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

					Additional		Total
	Common stock		Treasury stock		paid-in	Accum.	stockholders’
	Shares	Par	Shares	Amount	capital	Deficit	equity
Balance at January 1, 2004	46,681	$467	—	$—	$524,573	$(262,178)	$262,862
Common stock issued for acquisitions	2,078	20	—	—	30,396	—	30,416
Exercise of warrants	76	1	—	—	(1)	—	—
Restricted stock grants, net of forfeitures	463	5	—	—	412`	—	417
Common stock issued under Employee Stock Purchase Plan	123	1	—	—	1,347	—	1,348
Common stock issued under equity forward contract	1,781	18	—	—	24,213	—	24,231
Common stock issued under Employee Stock Option Plan	331	3	—	—	3,780	—	3,783
Common stock repurchased during the year	—	—	(283)	(3,943)	—	—	(3,943)
Other stock issued	10	—	—	—	150	—	150
Net income	—	—	—	—	—	8,301	8,301

Balance at December 31, 2004	51,543	515	(283)	(3,943)	584,870	(253,877)	327,565
Common stock issued for acquisitions	3,380	34	—	—	38,210	—	38,244
Restricted stock grants, net of forfeitures	525	6	—	—	2,115	—	2,121
Common stock issued under Employee Stock Purchase Plan	122	1	—	—	1,249	—	1,250
Common stock issued under equity forward contract	2,244	22	—	—	31,503	—	31,525
Common stock issued under Employee Stock Option Plan	461	5	—	—	5,060	—	5,065
Common stock repurchased during the year	—	—	(337)	(4,022)	—	—	(4,022)
Other stock issued	33	—	—	—	429	—	429
Net income	—	—	—	—	—	7,804	7,804

Balance at December 31, 2005	58,308	583	(620)	(7,965)	663,436	(246,073)	409,981
Net shares issued for acquisitions	(34)	—	—	—	(718)	—	(718)
Restricted stock grants, net of forfeitures	312	3	—	—	2,779	—	2,782
Common stock issued under Employee Stock Purchase Plan	116	1	—	—	1,568	—	1,569
Common stock issued under Employee Stock Option Plan	511	5	—	—	5,971	—	5,976
Common stock repurchased during the year	—	—	(207)	(2,918)	—	—	(2,918)
Stock option expense	—	—	—	—	2,946	—	2,946
Other stock issued	13	—	—	—	175	—	175
Net income	—	—	—	—	—	20,609	20,609

Balance at December 31, 2006	59,226	$592	(827)	$(10,883)	$676,157	$(225,464)	$440,402

See notes to consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$20,609	$7,804	$8,301
Less: Loss from discontinued operations	—	(10,229)	(7,760)

Income from continuing operations	20,609	18,033	16,061
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	34,536	30,549	23,099
Depreciation	10,282	9,655	8,589
Non-cash stock-based compensation	6,708	2,579	417
Provision for deferred income taxes	810	8,189	6,170
Loss (gain) on disposal of assets	702	(204)	(349)
Provisions for bad debts and policy cancellations	1,788	1,022	1,523
Impairment of intangible assets	3,234
Other non-cash items	1,466	2,045	401
Changes in operating assets and liabilities (net of purchased/divested companies):
Fiduciary funds—restricted	(3,369)	11,977	(2,926)
Premiums and commissions receivable	(28,923)	(13,096)	(5,178)
Other assets	9,240	(5,650)	3,319
Premiums payable to insurance companies	21,786	(6,954)	(1,377)
Accrued expenses and other liabilities	(11,596)	2,991	(5,343)

Net cash provided by continuing operating activities	67,273	61,136	44,406
Net cash provided by (used in) discontinued operating activities	2,068	(5,576)	(431)

Net Cash Provided by Operating Activities	69,341	55,560	43,975

Investing Activities
Cash paid for businesses acquired and related costs	(194,685)	(129,478)	(89,022)
Cash obtained (funded) from businesses acquired	6,821	(1,755)	2,671
Purchases of property and equipment	(11,421)	(10,922)	(11,106)
Proceeds from sale of assets	52	404	561

Net cash used in investing activities	(199,233)	(141,751)	(96,896)
Net cash provided by (used in) discontinued investing activities	—	6,167	(50)

Net Cash Used in Investing Activities	(199,233)	(135,584)	(96,946)

Financing Activities
Proceeds from issuance of long-term debt	435,172	96,485	30,484
Payments of long-term debt issuance costs	(2,613)	(786)	(494)
Payments on long-term debt	(297,662)	(22,549)	(43,851)
Gross proceeds from issuance of common stock	6,533	37,404	29,652
Payments of issuance costs related to common stock	—	—	(761)
Payments for repurchases of common stock	(2,918)	(4,022)	(3,943)
Gross excess tax benefits from exercise of stock options	774	—	—

Net cash provided by continuing financing activities	139,286	106,532	11,087
Net cash used in discontinued financing activities	—	(2,086)	(820)

Net Cash Provided by Financing Activities	139,286	104,446	10,267

Increase (decrease) in cash and cash equivalents	9,394	24,422	(42,704)
Cash and cash equivalents at beginning of year	27,289	2,867	45,571

Cash and Cash Equivalents at End of Year	$36,683	$27,289	$2,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,273	$11,958	$6,924
Cash paid for taxes	$15,788	$4,557	$8,279
Supplemental schedule of non-cash activities:
Common stock issued for acquisitions, primarily intangibles	$1,905	$28,792	$30,416
Debt and other liabilities issued/assumed for acquisitions, primarily intangibles	$4,686	$34,530	$19,246
Long-term debt issued for insurance premium financing	$4,971	$4,441	$—
Common stock issued for reduction in liabilities	$—	$8,173	$1,000
Impairment charge, continuing operations	$3,234	$—	$—
Impairment charge, discontinued operations	$—	$5,838	$9,483
See notes to consolidated financial statements.

USI HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2006
(Amounts in Thousands, Except Per Share Data)
1. Nature of Operations and Summary of Significant Accounting Policies
     Nature of Operations
          USI Holdings Corporation, a Delaware corporation, and subsidiaries (collectively, “the Company”) is a leading distributor of property and casualty insurance (“P&C”) and employee benefits products primarily to small and mid-sized business clients and individuals. The Company has two operating segments—Insurance Brokerage and Specialized Benefits Services—and a third administrative segment—Corporate. The Insurance Brokerage segment focuses primarily on general and specialty P&C insurance, individual and group health, life and disability insurance, retirement and wealth management products, association and other endorsed products and specialty wholesale products. The Specialized Benefits Services segment focuses primarily on enrollment and communication services related to employee benefits and workplace marketing of individual voluntary benefits insurance products. The Corporate segment provides corporate management, acquisition processes, sales management, human resources, legal, capital planning, financial and reporting support.
     Basis of Presentation and Principles of Consolidation
          The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-K and Article 3 of Regulation S-X, and include all normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial statements of such periods. The accompanying audited consolidated financial statements reflect the Company’s decision to discontinue certain of its operations, as discussed further in Note 16, “Discontinued Operations.” The consolidated financial statements include the accounts of USI Holdings Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     Revenue Recognition
          The Company’s revenues are derived from commissions, fees and investment income. Investment income for 2006 was $5,301, of which $5,116 was recorded in the Insurance Brokerage segment, $183 was recorded in the Corporate segment and $2 in the Specialized Benefits Services segment.
          The Company bills and records insurance brokerage commissions on personal and commercial P&C insurance, net of sub-broker commissions, on the later of the effective date of the policy or the installment billing date, net of an allowance for estimated policy cancellations. Commissions earned from the placement of individual and corporate-owned life and individual disability insurance are calculated as a percentage of corresponding premiums over the duration or term of the underlying policies. Traditionally, the majority of the commission revenue on these life and individual products, as well as on other traditional voluntary benefit products, is recorded in the first year the insurance is placed, with the commission income recorded in renewal years being relatively insignificant.
          The Company records commission income on its direct bill business on the policy effective date for personal and commercial P&C insurance and on the effective date of each installment for employee benefits insurance.
          As reported in the Company’s Form 10-Q for the quarterly periods ended September 30, 2004, June 30, 2005 and September 30, 2005, as part of the Company’s review of internal controls in compliance with Sarbanes-Oxley Section 404, it determined the need to enhance field office and corporate controls over its receivables (and related producer compensation expense) recorded for revenue on policies billed directly by insurance companies, or direct bill receivables. Beginning in the third quarter of 2004 and throughout 2005, the Company implemented new processes, which now allow it to calculate and record receivables and revenue and the related compensation payable and expense for each commercial lines P&C direct bill policy at the time it is effective. As a result of these processes, the Company obtained reliable information which management utilized to adjust its estimate of the direct bill receivable and related compensation payable.
          The Company receives contingent commissions from insurance companies for achieving specified loss experience and/or account retention and premium volume goals set by the insurance companies for the business placed with them. The Company records contingent commissions on the earlier of receipt of cash or when these amounts can be reasonably estimated based on reliable information provided either by the insurance carriers or resident within the Company’s systems. The Company recorded revenues from contingent commissions of $26,134, $25,825 and $18,979 for the years ended December 31, 2006, 2005 and 2004, respectively.
          The Company records fees for consulting and administrative services as billed over the period in which services are rendered.
          The Company records fees and/or commissions related to benefit enrollment services when earned. The Company considers the earnings cycle complete when it has substantially completed its obligations under the service contract, it can reasonably estimate the revenue earned and when there is no significant collection risk. At the completion of an enrollment, the Company records an estimate of first year fee and/or commission income less an estimate of policy cancellations. The allowance for estimated policy cancellations on benefit enrollment services is established through a charge to revenue and receivables and was $3,731 and $3,312 at December 31, 2006 and 2005, respectively.
          The Company maintains an allowance for bad debts and estimated policy cancellations based on its premiums, commissions and fees receivable and historical cancellation trends. The policy cancellations component represents a reserve against receivables for future reversals of commission revenue on insurance policies in force at year-end and is established through a charge to revenues, while the bad debt component is established through a charge to other operating expenses. The allowances are determined based on estimates and assumptions using historical data to project future experience, and, in the case of bad debts, a specific identification of questionable items. The Company periodically reviews the adequacy of the allowances and makes adjustments as necessary. Future additions to the allowances may be necessary based on changes in the trend of write-offs or cancellations which could increase due to changes in economic conditions and/or our clients’ financial condition and which may have a negative impact on our results of operations. The allowance for bad debts and policy cancellations, including the cancellation allowance for enrollment revenue above, was $9,743 and $7,300 at December 31, 2006 and 2005, respectively.
          The Company recognizes investment income as earned.
     Earnings per Share
          Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average number of common shares outstanding is increased under the treasury stock method to include the number of additional common shares that would have been outstanding if all dilutive potential common shares, such as options, had been exercised.
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
          The use of premiums collected from clients but not yet remitted to insurance companies is restricted by law in certain states in which the Company’s subsidiaries operate. These unremitted amounts are reported as fiduciary funds—restricted cash, with the related liability reported as premiums payable to insurance companies in the accompanying Consolidated Balance Sheets.
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
     Goodwill, Other Intangible Assets and Other Long-Lived Assets
          Goodwill primarily represents the excess of cost over the value of identifiable tangible and other intangible assets of acquired businesses. Other intangible assets include expiration rights, non-compete agreements and deferred financing costs. Expiration rights are records and files obtained from acquired businesses that contain information on insurance policies, clients and other information that is essential to policy renewals. Covenants not to compete are contractual commitments by key personnel not to compete with the Company for clients or employees both during and for a period of time following termination of employment. Deferred financing costs are expenses incurred by the Company in connection with raising debt capital and are deferred and recorded as interest expense over the term of the loan or credit facility. Other long-lived assets are primarily property and equipment.
          The Company has followed a consistent methodology based on an estimate of discounted future cash flows derived from acquired client lists and attrition rates to estimate the fair value of the expiration rights and other intangible assets at the date of acquisition. For acquisitions in excess of $5,000 in purchase price, the Company obtains an independent appraisal of the fair value of intangible assets acquired. Expiration rights are amortized on a straight-line basis over their estimated lives based on historical attrition. Non-compete agreements and restrictive covenants are typically valued at an estimate of fair value using assumptions and projections assuming that no non-compete agreement exists and that the covenanters actively pursue the Company’s clients or employees. Non-compete agreements and restrictive covenants are amortized on a straight-line basis over the terms of the agreements, which generally range from four to seven years. The estimate of both the fair value and useful lives of intangible assets require management’s judgment. If historical fact patterns were to change, such as the rate of attrition of acquired client accounts, the Company may be required to allocate more purchase price to goodwill or accelerate the amortization of expiration rights, which may have a material impact on its results of operations. Goodwill is not subject to amortization.
          The Company assesses the recoverability of its goodwill and other long-lived assets at least once a year or as required based on triggering events. A triggering event is a change in business circumstances that indicates that the carrying value of the assets may not be recoverable. The carrying value of goodwill is evaluated at the segment level using an analysis to determine the fair value of the segment using both market valuation data, such as recent transaction multiples of revenue or profit and present value of future cash flow techniques. Reviews for triggering events and impairment of other long-lived assets are performed at the operating company level, one level below the Company’s segments, which is our determination of the lowest level of meaningful cash flows. Reviews for triggering events require the use of management’s judgment. Upon identification of a triggering event, the Company performs further analysis using cash flow projections or other market valuation data to determine if the carrying value of an asset is impaired. Both methods require substantial judgment. If, as a result of an impairment review, the Company finds that the carrying value of an asset is in excess of the fair value, it would be required to take a charge against current earnings.
          In 2006, the Company decided to close and vacated its Torrance, California, retail brokerage office. The Company viewed this office closure as a triggering event and as a result of its impairment review, recorded a pre-tax impairment charge of $3,234 on the intangible assets of the associated acquisition.
          In December 20, 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in its Insurance Brokerage and Specialized Benefits Services segments that either exhibited significant earnings volatility or did not fit with its core business strategy. As a result of these actions, the Company recorded a pre-tax impairment charge of $9,483 on the goodwill and other intangible assets of one of these operations.

Additionally, in 2005, the Company announced plans to sell or otherwise dispose of four additional operations in the Insurance Brokerage segment that exhibited significant earnings volatility or that did not fit with its core business strategy, three of which were acquired in the first quarter of 2005 with the acquisition of Summit Global Partners (“SGP”). As a result of these actions, the Company recorded a pre-tax impairment charge of $5,838 on the goodwill and other intangible assets of these operations. The historical results of operations for these entities have been reflected in the Company’s financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005, the Company had consummated the sale of all businesses classified in discontinued operations. See Note 16, “Discontinued Operations” for more information.
          Future events could cause management to conclude that impairment of goodwill or other intangible assets exists, which may have a material adverse effect on the Company’s results of operations.
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
     Stock-Based Compensation
          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in compensation expense the cost of employee services received in exchange for awards of stock options over the vesting period of the award based on the value assigned on the date of grant (see Note 8, “Stock Option Plan”).
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
     Use of Estimates
          The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in determining such amounts as cancellation reserves, allowances for doubtful accounts, direct bill receivable adjustments and accruals of certain liabilities.
     Reclassifications
          Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. See the Consolidated Statements of Cash Flows for the reconciliation of net income to increase (decrease) in cash and cash equivalents.
     New Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

          In September 2006, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the fiscal year ended December 31, 2006. SAB 108 did not have a material impact on the Company’s financial statements.
          In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will be required to adopt FIN 48 in first quarter of 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements. However, it does not expect the adoption of FIN 48 to have a material effect on its financial position or results of operations.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of SFAS No. 154 did not affect the Company’s financial condition or results of operations.
2. Acquisitions
          During the twelve-month period ended December 31, 2006, the Company acquired the stock or substantially all of the assets of the following companies and books of business in exchange for cash and notes. These acquisitions have been accounted for using the purchase accounting method for recording business combinations.

				Debt and other
				liabilities	Total
	Common	Common	Cash paid/	issued/	purchase
Name and effective date of acquisition	shares issued	share value	to be paid	assumed	price
Frederick E. Penn (PENN), 6/29/06	—	$—	$35,100	$3,900	$39,000
Frank Siddons Insurance (SIDDONS), 7/12/06	—	—	2,460	—	2,460
Tandem Benefits (TANDEM), 7/27/06	—	—	10,054	—	10,054
Universal American Insurance Agency (LENNAR), 8/18/06	—	—	18,500	—	18,500
Leader Associates (LEADER), 9/1/06	—	—	20,363	—	20,363
Kibble & Prentice Holding Company(KIBBLE), 11/7/06	—	—	88,248	—	88,248
Other, primarily books of business	—	—	5,122	786	5,908

Total	—	$—	$179,847	$4,686	$184,533

          Certain acquisitions and book of business purchases are structured with contingent purchase price obligations, commonly referred to as earn-outs. The Company utilizes the contingent purchase price structure in an effort to minimize the risk to it associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that the Company could be required to pay for prior acquisitions is estimated to be between $53,431 and $68,116 as of December 31, 2006, with expected payments through 2012. At current performance levels, we estimate that future contingent payments will be approximately $62,514. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations. In accordance with GAAP, the Company has not recorded a liability for these items in its balance sheet, as the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that are ultimately paid are likely to be different from these estimates. These obligations change from period to period, primarily as a result of payments made during the current period and changes in the acquired asset’s performance. For the year ended December 31, 2006, the Company made such payments of $12,183. Other cash paid related to acquisitions totaled $2,655 which includes costs paid in conjunction with the acquisition and cash paid for settlement of acquisition-related accruals.
          The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition based on preliminary purchase price allocations:

	PENN	SIDDONS	TANDEM	LEADER	LENNAR	KIBBLE	Other	Total
Current assets	$7,133	$1,775	$1,674	$80	$—	$19,626	$—	$30,288
Property and equipment, net	90	—	263	—	—	3,209	—	3,562
Other long-term assets	—	—	—	—	—	168	—	168
Expiration rights	16,610	2,259	3,516	8,255	17,680	33,003	6,199	87,522
Covenants not-to-compete	1,246	119	264	619	930	2,475	45	5,698
Goodwill	23,669	—	5,010	11,684	—	44,642	—	85,005

Total assets acquired	$48,748	$4,153	$10,727	$20,638	$18,610	$103,123	$6,244	$212,243

Total liabilities assumed, less debt and other liabilities issued/assumed	$9,748	$1,693	$673	$275	$110	$14,875	$336	$27,710

Total net assets acquired	$39,000	$2,460	$10,054	$20,363	$18,500	$88,248	$5,908	$184,533

          Included in liabilities in the table above is $1,382 of acquisition-related expenses. Additionally, in 2006, the Company increased goodwill and recorded a deferred tax liability in the Corporate segment of $15,443 related to these acquisitions and to other acquisition-related intangible adjustments.
          The excess of the purchase price over the estimated fair value of the tangible net assets valued as of the acquisition date was allocated to expiration rights and covenants not-to-compete, with the remaining balance to goodwill, in the amounts of $87,522, $5,698 and $85,005, respectively (of these amounts, $50,813, $2,962 and $35,353, respectively, are expected to be deductible for income tax purposes). Preliminary purchase price allocations are established at the time of the acquisition and are reviewed within the first year of ownership upon completion of an acquired asset valuation or for other required adjustments. The Company is currently in the process of performing asset valuations on several of its 2006 acquisitions. Accordingly, amounts preliminarily allocated to goodwill and other intangible assets may be adjusted upon completion of the valuations. Such amounts may be material and would primarily represent reclassifications between goodwill and other intangible assets and related adjustments to amortization expense.
          Expiration rights and covenants not to compete are amortized on a straight-line basis over a weighted-average useful life of approximately 10 years and 7 years, respectively. Goodwill is not amortized, but is subject to periodic reviews for impairment. The Company reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. The Company did record impairment charges in 2006, 2005 and 2004 of $3,234, $5,838 and $9,483, respectively, on the goodwill and other intangible assets of certain operations in continuing and discontinued operations (see Note 3, “Goodwill and Other Intangible Assets” and Note 16, “Discontinued Operations”).

          The Company’s Consolidated Financial Statements for the year ended December 31, 2006 include the operations of the acquired companies from the date of their respective acquisitions. The following is a summary of the unaudited pro forma historical results, as if these purchased entities had been acquired at January 1, 2005:

	(Unaudited)	(Unaudited)
	2006	2005
Total revenues	$601,415	$582,519

Income from continuing operations before income tax expense	34,599	28,455

Net income	19,502	6,462

Net income per share:
Basic	0.34	0.12
Diluted	0.34	0.11

Weighted-average shares outstanding:
Basic	56,871	55,963
Diluted	57,839	56,640
          The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2005, nor are they necessarily indicative of future operating results.
3. Goodwill and Other Intangible Assets
          The changes in the carrying amount of goodwill by reportable segment are as follows:

		Specialized
	Insurance	Benefits
	Brokerage	Services	Corporate	Total
January 1, 2005	$225,297	$37,582	$46,316	$309,195
Goodwill acquisitions/adjustments	99,166	6,130	(9,001)	96,295

December 31, 2005	324,463	43,712	37,315	405,490
Goodwill acquisitions/adjustments	80,405	6,992	15,443	102,840

December 31, 2006	$404,868	$50,704	$52,758	$508,330

          Changes in goodwill arise primarily from acquisitions and contingent purchase price payments on previous acquisitions. The Company records contingent purchase price payments as adjustments to goodwill and/or other intangible assets when resolved. Goodwill adjustments may also arise from reclassifications with other intangible assets upon completion of acquired asset valuations, divestitures and impairments.
          The reduction in corporate goodwill in 2005 related to the establishment of a deferred tax asset in association with the acquisition of SGP in the first quarter.
          In 2006 and 2005, the Company completed its annual impairment test and concluded that the fair value of its net assets from continuing operations, including goodwill, exceeded its carrying value determined on a segment basis; hence no impairment charges related to the annual test were recorded in continuing operations for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, the Company decided to close and vacated its Torrance, California, retail brokerage office. The Company viewed this office closure as a triggering event and as a result of its impairment review, recorded a pre-tax impairment charge of $3,234 on the other intangible assets of the associated acquisition. The impairment was determined by using a discounted future cash flow analysis and is recorded in other operating expenses in the Consolidated Statements of Operations.
          In the first quarter of 2005, the Company classified as discontinued operations two operations newly acquired in the SGP acquisition that were determined not to fit with the Company’s core business strategy. In June 2005, the Company approved a plan to sell or otherwise dispose of two additional operations in the Insurance Brokerage segment, one of which was acquired in the first quarter of 2005 in the SGP acquisition, that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. As a result of these actions, the Company classified these entities as discontinued operations. In December 2004, the Company’s Board of Directors approved plans to sell, or otherwise dispose of, three operations in the Company’s Insurance Brokerage and Specialized Benefits Services segments that exhibited significant earnings volatility or that did not fit with the Company’s core business strategy. As a result of these actions, the Company recorded impairment charges in 2005 and 2004 of $5,838 and $9,483, respectively, on its goodwill and other intangible assets (see Note 16, “Discontinued Operations”).

          The Company’s amortizable intangible assets by asset class were as follows at December 31:

	Gross		Net	Weighted-average
	carrying	Accumulated	carrying	amortization
	value	amortization	value	period
2006
Expiration rights	$400,785	$(190,083)	$210,702	9.5 years
Covenants not-to-compete	54,708	(41,987)	12,721	6.8 years
Deferred financing costs	2,593	—	2,593	5.0 years

Total	$458,086	$(232,070)	$226,016

2005
Expiration rights	$312,382	$(158,188)	$154,194	9.6 years
Covenants not-to-compete	48,088	(39,351)	8,737	6.9 years
Deferred financing costs	2,712	—	2,712	5.0 years

Total	$363,182	$(197,539)	$165,643

          At December 31, 2006, other intangible assets were comprised of deferred financing costs related to the Company’s credit facility (see Note 5, “Long-Term Debt”). In 2006, 2005 and 2004, the Company charged $639, $1,133 and $882, respectively, to interest expense for the amortization of these costs.
          The amortization expense for amortizable intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $37,689, $34,985, $31,220, $29,553 and $28,129, respectively.
          With the exception of goodwill, the Company has no intangible assets with indefinite lives.
4. Property and Equipment
          Property and equipment consisted of the following as of December 31:

	2006	2005
Furniture and equipment	$79,985	$73,510
Leasehold improvements	15,839	13,457

	95,824	86,967
Less accumulated depreciation	(63,516)	(58,492)

Property and equipment, net	$32,308	$28,475

          Disposals of fixed assets and the related accumulated depreciation on those assets totaled $6,111 and $5,357 for the year ended December 31, 2006, respectively. Disposals of fixed assets and the related accumulated depreciation on those assets totaled $3,572 and $3,372 for the year ended December 31, 2005, respectively.
5. Long-Term Debt
          Long-term debt consisted of the following as of December 31:

	2006	2005
Senior Credit Facility:
Term loan	$308,300	$211,512
Revolving credit facility	50,000	—
Other Debt:
Notes issued in connection with acquisitions, due various dates through 2014 at interest rates from 3% to 10%	20,726	21,518
Other long-term debt, primarily capital leases	1,786	3,502

Total debt	380,812	236,532
Current portion of long-term debt	(13,346)	(11,470)

Long-term debt	$367,466	$225,062

          Substantially all of the assets of the Company are pledged as collateral against its long-term debt.
          In August 2003, we completed a $155,000 senior secured credit facility with several lending institutions. As a result of repaying the previously existing credit facility, we recorded an expense of $4,049 as early extinguishment of debt to reflect the prepayment penalty and the write-off of remaining deferred financing costs in the third quarter of 2003.

          On March 24, 2006, the Company entered into a new $285,000 senior secured credit facility. The credit facility is structured as follows: a $75,000 revolving credit facility maturing in 2011, and a $210,000 term loan. Both the term loan and the revolving credit facility have an “accordion” feature, which allows the Company to expand its borrowings under each up to $310,000 and $100,000, respectively, without lender approval. On October 16, 2006, the Company borrowed $50,000 of the $100,000 of term loan debt available through the accordion feature and on November 6, 2006, the Company borrowed the remaining $50,000. The proceeds were used to pay down borrowings (but not reduce commitments) outstanding under the revolving credit facility and to fund the Kibble acquisition. The term loan is paid in quarterly installments of $775. The last quarterly installment of $295,000 is due on March 24, 2011, the maturity date of the term loan. The proceeds from borrowings under the new credit facility were drawn to repay all amounts under the previously existing credit facility. The Company recorded approximately $2,613 in fees and expenses related to the new credit facility, which have been capitalized and are being recorded to interest expense over the term of the credit facility. Additionally, in connection with this transaction, the Company expensed as an early retirement of debt $2,093 in remaining capitalized financing costs from its previous credit facility.
          The revolving credit facility is available for loans denominated in U.S. dollars and for letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at either a base rate plus an applicable margin, ranging from 0.75% to 1.25% per annum, or the Eurodollar rate plus an applicable margin, ranging from 1.75% to 2.25% per annum, based on the Company’s total leverage ratio as defined in the credit facility at the time of borrowing. Borrowings under the term loan bear interest, at the Company’s option, at a base rate plus an applicable margin, ranging from 1.00% to 1.25% per annum or the Eurodollar rate plus an applicable margin, ranging from 2.00% to 2.25% per annum, based on the Company’s total leverage ratio as defined in the credit facility at the time of borrowing. The base rate and the Eurodollar rate are effectively the Prime Rate and the London Interbank Offering Rate, respectively. There is also a commitment fee on the unused portion of the revolving credit facility of from 0.375% to 0.500% per annum, based on the Company’s total leverage ratio as defined in the credit facility. The revolving credit facility may be used for acquisition financing and general corporate purposes. At December 31, 2006, availability under the revolving credit facility was $23,785, having been reduced by $1,215 for an outstanding letter of credit.
          The credit facility contains various limitations, including limitations on the payment of dividends, buy-back of the Company’s common stock and other distributions to stockholders, borrowing, acquisitions and financial covenants that must be met, including those with respect to fixed charges coverage and limitations on consolidated debt, net worth and capital expenditures. Failure to comply with the covenants may result in an acceleration of the borrowings outstanding under the facility. Additionally, all of the stock of the Company’s subsidiaries and certain other identified assets of the Company are pledged as collateral to secure the credit facility and each subsidiary guarantees the Company’s obligations under the credit facility. At December 31, 2006, the Company was in compliance with all such covenants (see Note 6, “Stockholders’ Equity”).
          The weighted-average interest rate on the term loan was 7.44% for the year ended December 31, 2006 and 5.80% and 4.07% for the years ended December 31, 2005 and 2004, respectively, under the prior credit facility. The average interest rate on the term loan was 7.68% at December 31, 2006 and 6.74% at December 31, 2005 under the prior credit facility. The weighted-average interest rate on the revolver loans was 7.81% for the year ended December 31, 2006 and 5.92% and 5.28% for the years ended December 31, 2005 and 2004, respectively under the prior credit facility.
          At December 31, 2006, future maturities of long-term debt, including obligations under capital leases, were as follows:

Year	Amount
2007	$13,346
2008	9,477
2009	8,432
2010	3,580
2011	345,951
Thereafter	26

Total future maturities of debt	$380,812

6. Stockholders’ Equity
          As of December 31, 2006, the authorized capital stock under the Company’s Amended and Restated Certificate of Incorporation was 397,000 shares, of which 300,000 shares were voting common stock, par value $0.01 per share, 10,000 shares were non-voting common stock, par value $0.01 per share, and 87,000 shares were voting preferred stock, par value $0.01 per share.

     Common Stock
          Voting common stock issued at December 31, 2006 and 2005, was 59,226 and 58,308 shares, respectively. Treasury stock held at December 31, 2006 and 2005 was 827 shares and 620 shares, respectively. There were no shares of non-voting common stock issued at December 31, 2006 and 2005.
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
          On May 10, 2004, the Company announced that its Board of Directors authorized a limited stock repurchase plan. Using only proceeds and any related tax benefit amounts from the exercise of stock options and warrants, the Company may at management’s discretion repurchase shares on the open market or in private transactions in order to help offset dilution from its equity compensation plans and previously issued warrants to purchase its voting common stock. The amount and timing of repurchases will be based upon the number of shares of voting common stock which may be issued from time to time upon the exercise of stock options and warrants, market conditions and other factors. In 2006 and 2005, the Company purchased 208 and 329 shares of its voting common stock for $2,918 and $3,928 on the open market under the limited stock repurchase plan, respectively.
          On December 20, 2004, the Company announced that its Board of Directors authorized an expanded stock repurchase program that permits it to purchase shares of its common stock up to certain limits set forth within its credit facility. The Company had the capacity under the credit facility to purchase up to $11,125 in 2004, but did not purchase any shares of its common stock pursuant to the expanded stock repurchase plan in 2004. In 2005, the Company purchased 9 shares of its common stock for $93 on the open market under the expanded stock repurchase plan. The Company made no such purchases of its common stock under the expanded plan during 2006.
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
          In April 2004, the Company completed a follow-on public offering under the universal shelf registration statement of 11,230 shares of its common stock at a public offering price of $14.72 per common share. Of those shares, 4,025 shares were sold by the Company via forward sale agreements and 7,205 shares were sold by various selling stockholders. On December 29, 2004, the Company settled a portion of its forward sale agreement by issuing 1,781 shares of its common stock in exchange for proceeds of approximately $25,000. The Company used $20,000 of the proceeds to repay borrowings under its revolving credit facility. On January 30, 2005, the Company settled the remaining portion of its forward sale agreement by issuing 2,244 shares in exchange for proceeds of approximately $31,500.
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
     Preferred Stock
          At December 31, 2006 and 2005, the Company had no shares of preferred stock issued and outstanding.
7. Employee Benefit Plans
     401(k) Plan
          The Company maintains a 401(k) Plan covering substantially all employees with at least one month of service. Under the 401(k) Plan, the first 4% of a participant’s contribution will be eligible for a discretionary employer match of $0.75 for each dollar contributed. The maximum employer match is 3% of a participant’s annual compensation.

          Following an acquisition, the Company may maintain the existing savings plans of acquired entities for a short period of time. During 2006, 2005 and 2004, a number of such plans were maintained by the Company, all of which have been or will be merged into the Company’s 401(k) Plan.
          Company contributions to all 401(k) Plans for 2006, 2005 and 2004 were $5,440, $4,702 and $3,852, respectively.
     2002 Equity Incentive Plan
          The Company’s Board of Directors and a requisite majority of the stockholders approved the 2002 Equity Incentive Plan (“EIP”) that became effective and replaced the Long-Term Incentive and Share Award Plan with the consummation of the IPO. The Company has reserved up to 10,270 shares of its common stock for issuance under the EIP to directors, executive officers, employees and non-employee contributors.
          The EIP provides for the direct award of shares of the Company’s common stock or stock units, the sale of shares of the Company’s common stock and for the grant of options to purchase shares of the Company’s common stock. Options granted under the EIP may be non-qualified or incentive stock options (see Note 8, “Stock Option Plan”).
          In 2006 and 2005, the Company granted 421 shares and 631 shares, respectively, of restricted common stock to various corporate and operating company management, as well as to sales professionals. These shares vest according to the table presented below. The restricted common stock grants were recorded as unearned compensation in stockholders’ equity and are being charged to non-cash stock-based compensation expense on a straight-line basis over the vesting period. The value of the grant is based on the market price of the shares on the grant date. The Company recognized expense, before taxes, related to the grants of $3,527 and $2,579 in 2006 and 2005, respectively.

Restricted Common Stock Grants
	2006		2005
	Shares	Fair value at	Shares	Fair value at
Vesting Schedule	granted	grant date	granted	grant date
4 years at 25% per year	—	$—	67	$859
5 years at 20% per year	36	550	143	1,663
5 years at 1/3 each year end in years 3, 4 and 5	236	3,431	235	2,730
3 years at 100% after year 3	149	2,088	146	1,705
Other vesting arrangements	—	—	40	516

	421	$6,069	631	$7,473

     Employee Stock Purchase Plan
          The Company adopted the Employee Stock Purchase Plan (“ESPP”) effective on the consummation of the IPO. The ESPP is intended to promote broad-based employee stock ownership within the Company. The ESPP provides for the purchase of up to 1,600 shares of the Company’s common stock by its employees. The Company may deliver repurchased and/or newly issued shares under this plan. Eligible employees are entitled to purchase the Company’s common stock at a 15% discount, contributing a maximum of 20% of their gross compensation. Shares issued under the plan were 116, 122 and 123 in 2006, 2005 and 2004, respectively. All shares purchased under this plan must be retained for a period of one year.
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
          The cash surrender value of $1,474 at December 31, 2006, related to deferred compensation, is included in other current assets. The liability for the deferred compensation plan of $1,755 at December 31, 2006, including investment performance, is reported in other current liabilities. The net difference in the asset and liability amounts is reported as an adjustment to operating expense.
          There are no employer contributions to the Plan at this time.

8. Stock Option Plan
          As discussed in Note 7, “Employee Benefit Plans,” the Company sponsors the 2002 EIP.
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
          For the year ended December 31, 2006, the adoption of SFAS No. 123R resulted in stock-based compensation expense of $3,181, comprised of $2,946 related to the expensing of stock options and $235 related to the compensatory nature of the discount given to employees who participate in the employee stock purchase plan. This expense decreased income from continuing operations before income taxes and net income for the year ended December 31, 2006, by $3,181 and $1,793, respectively. For the year ended December 31, 2006, the effect of adopting SFAS No. 123R resulted in a net decrease of $0.03 and $0.03 per share on basic and diluted earnings per share (“EPS”), respectively. Also for the year ended December 31, 2006, cash flows provided by financing activities increased and cash flows used in operating activities decreased, each by $774, representing the gross excess tax benefits derived from the exercise of stock options.
          Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25 to account for its stock-based awards. The following table details the effect on net income and EPS had compensation expense for the employee stock-based awards been recorded as of December 31, 2005 and 2004, respectively, based on the fair value method under SFAS No. 123.

	Year ended December 31,
	2005	2004
Net income, as reported	$7,804	$8,301
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,504	235
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,434)	(2,700)

Pro forma net income	$4,874	$5,836

EPS — basic:
As reported	$0.14	$0.17

Pro forma	$0.09	$0.12

EPS — diluted:
As reported	$0.14	$0.17

Pro forma	$0.09	$0.12

          The fair value of each option award is based on the date of grant using the Black-Scholes option valuation model which uses the assumptions set forth in the table below for the awards granted during the years ended December 31, 2006 and 2005:

	Year ended December 31
	2006	2005
Weighted-average risk-free interest rate	4.92%	4.08%
Dividend yield	0.0%	0.0%
Weighted-average volatility factor of the Company’s common stock	23.7%	31.2%
Weighted-average expected life of option	6 years	6 years
Weighted-average Black-Scholes value	$4.85	$4.47
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

     As of December 31, 2006, it is estimated that there is $3,602 of future stock-based compensation expense for non-vested options. This amount is to be expensed over a weighted-average period of 3.3 years.
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
     The following is a summary of all of the Company’s stock option activity and related information:

		Weighted
	Shares	average
	under	strike
	option	price
January 1, 2004	5,915	$10.04
Granted	907	14.37
Exercised	(331)	10.01
Canceled/Forfeited	(247)	10.19

December 31, 2004	6,244	10.66
Granted	515	11.59
Exercised	(461)	10.04
Canceled/Forfeited	(598)	11.07

December 31, 2005	5,700	10.75
Granted	630	14.56
Exercised	(511)	10.17
Canceled/Forfeited	(139)	13.18

December 31, 2006	5,680	$11.16

Exercisable at end of year	4,140	$10.74
     There were 1,670 equity awards available for future grant at December 31, 2006.
     The following is a summary of all of the Company’s non-vested share award activity and related information for the year ended December 31, 2006:

	Non-vested	Weighted-average
	shares under	grant price
	option	per share
January 1, 2006	927	$12.06
Granted	421	14.42
Forfeited	(59)	12.32
Vested/other	(148)	12.55

December 31, 2006	1,141	$12.86

     The weighted-average fair value of options granted for 2006, 2005 and 2004 was $4.85, $4.47 and $5.16, respectively.
     The total fair value of options exercised during 2006, 2005 and 2004 was $1,788, $1,585 and $1,136, respectively. The Company received $5,902, $4,915 and $3,703 in gross proceeds from the exercise of stock options for 2006, 2005 and 2004, respectively. The Company realized tax benefits from these exercises of $774, $435 and $471 for 2006, 2005 and 2004, respectively. Net payments made to settle employee stock options for cash totaled $1,351, $607 and $664 for 2006, 2005, and 2004, respectively. The total fair value of stock options vested in 2006, 2005 and 2004 was $2,250, $3,503 and $3,124, respectively.
     On December 19, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $13.75 per share previously awarded to its employees, including its executive officers and directors under the Company’s 2002 EIP. The acceleration of vesting was effective for stock options outstanding as of December 16, 2005. Options to purchase approximately 683 shares of common stock or 24% of the Company’s outstanding unvested options at the time were subject to the acceleration, of which options to purchase 89 shares of common stock held by executive officers and directors were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was $14.50.
     The primary purpose of the acceleration was to eliminate future compensation expense the Company would otherwise recognize in its consolidated statements of operations, upon adoption of SFAS No. 123R beginning in the first quarter of 2006. The Company estimates current and future savings from the acceleration to total approximately $2,000 before income tax.
     The following table summarizes stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise	Number of	exercise
exercise prices	options	contractual life	price	options	price
$7.50 — $11.45	3,910	5.8	$10.03	3,383	$10.03
$11.54 — $15.90	1,770	8.1	$13.66	757	$13.92

$7.50 — $15.90	5,680	6.5	$11.16	4,140	$10.74

9. Income Taxes
     For the years ended December 31, the provision (benefit) for income taxes related to continuing operations consisted of the following:

	2006	2005	2004
Current provision:
Federal	$11,890	$1,347	$2,413
State	4,873	3,177	4,070

Total current provision	16,763	4,524	6,483
Deferred tax expense (benefit):
Federal	119	8,389	6,675
State	(625)	(606)	(19)

Total deferred tax expense	(506)	7,783	6,656
Change in valuation allowance	(304)	406	(486)

Total income tax expense	$15,953	$12,713	$12,653

     Income taxes recorded by the Company related to continuing operations differ from the amounts computed by applying the statutory U.S. federal tax rate to the income (loss) before income taxes. Significant reconciling items were as follows:

	2006		2005		2004
Expected provision	$12,797	35.0%	$10,761	35.0%	$10,050	35.0%
Change in valuation allowance	(304)	(0.8)%	406	1.3%	(486)	(1.7)%
State income and capital based taxes, net of federal tax benefit	2,213	6.1%	1,529	5.0%	2,910	10.1%
Non-deductible meals and entertainment	558	1.5%	550	1.8%	710	2.5%
Recovery of income taxes	—		—	—	(636)	(2.2)%
Rate change	397	1.0%	—	—	—	—
Other	292	0.8%	(533)	(1.7)%	105	0.4%

Total income tax (benefit)	$15,953	43.6%	$12,713	41.4%	$12,653	44.1%

     Deferred income taxes reflect the impact of temporary differences between the values recorded for financial reporting purposes and values utilized for measurement in accordance with current tax laws. The tax effects of the significant temporary differences giving rise to the Company’s deferred tax assets (liabilities) from continuing operations at December 31 were as follows:

	2006	2005
Current deferred tax assets:
Allowance for bad debts and policy cancellations	$2,747	$1,233
Accrued compensation	2,745	2,306
Accrued severance	920	939
Accrued errors and omissions claims	2,246	1,753
Federal net operating loss carry-forwards	752	6,080
Alternative minimum tax credit carry-forward	—	549
Deferred rent	741	954
Charitable contribution carry-forward	—	368
Other	1,543	705

Current deferred tax assets	$11,694	$14,887

Non-current deferred tax assets (liabilities):
Intangible assets	$(35,311)	$(23,808)
Retention agreements	434	921
Fixed assets	(2,039)	(1,971)
State net operating loss carry-forwards	1,231	2,531
Deferred rent	1,461	226
Accrued compensation	3,574	2,284
Federal net operating loss	4,536	5,288
Other	1,283	907

Non-current deferred tax liabilities	(24,831)	(13,622)
Valuation allowance	(951)	(2,615)

Net non-current deferred tax liability	$(25,782)	$(16,237)

     In addition, there are net deferred tax assets in the amount of $2,775 and $4,843 as of December 31, 2006 and 2005, respectively, included in the assets and liabilities of discontinued operations.
     At December 31, 2006, the Company had a total net operating loss (“NOL”) carry-forward of $15,108, which will expire between 2013 and 2024.
     The Company had state NOL and tax credit carry-forwards of approximately $23,989 and $67,004 at December 31, 2006, and 2005, respectively. Such loss and credit carry-forwards will expire from 2007 to 2026. The Company has provided valuation allowance due to the uncertainty of the realization of the deferred tax assets related to the state NOL and tax credit carry-forwards. The amount of state NOL and tax credit carry-forwards for which a valuation allowance has been provided is $19,505 and $67,004 at December 31, 2006 and 2005, respectively.
10. Lease Commitments
     The Company leases various facilities and equipment under non-cancelable operating leases. These leases generally contain renewal and/or purchase options and escalation clauses. Minimum aggregate rental commitments at December 31, 2006, under non-cancelable operating leases having an initial term of more than one year, were as follows:

Year	Amount
2007	$22,370
2008	19,063
2009	14,208
2010	11,167
2011	7,572
Thereafter	8,754

Total future minimum lease payments	$83,134

     Total rental expense in 2006, 2005 and 2004 was approximately $23,111, $19,060 and $18,518, respectively.

11. Related Party Transactions
     At December 31, 2004, one insurance carrier was a significant stockholder of the Company. For the year ended December 31, 2004, commissions earned on policies placed through this insurance carrier were approximately $13,700.
     Additionally, a majority of the Company’s acquisition-related debt is payable to current employees of the Company.
12. Business Concentrations
     For the years ended December 31, 2006, 2005 and 2004, approximately 29%, 34% and 34% of the Company’s revenues, respectively, were recorded in offices in the states of New York and California. Accordingly, the occurrence of adverse economic conditions or an adverse regulatory climate in New York or California could have a material adverse effect on the Company. However, the Company believes, based on its diversified customer base and product lines within the states in which it operates, that there is minimal risk of a material adverse occurrence due to the concentration of operations in New York and California.
13. Segment Reporting
     The Company has three reporting segments: Insurance Brokerage, Specialized Benefits Services and Corporate. The Company’s reporting segments are separately managed strategic business units that offer different products and services to different target markets.
     The Insurance Brokerage segment offers general and specialty P&C insurance, employee benefits products, retirement and wealth management products, association and other endorsed products and specialty wholesale products. The Specialized Benefits Services segment offers enrollment and communication services related to employee benefits and workplace marketing of individual voluntary insurance products. The Corporate segment is responsible for managing the following: corporate management, acquisition processes, sales management, human resources, legal, capital, financial and reporting. Corporate revenues are comprised of interest and other income.
     The following table shows the income (loss) from continuing operations before income taxes for the years ended December 31, 2006, 2005 and 2004:

		Specialized
	Insurance	Benefits
	Brokerage	Services	Corporate	Total

2006
Revenues	$504,503	$46,862	$243	$551,608
Compensation and other operating expenses	368,633	42,692	29,412	440,737
Depreciation and amortization	39,337	4,157	1,324	44,818
Interest expense	934	404	19,352	20,690
Non-cash stock-based compensation	4,317	224	2,167	6,708
Early extinguishment of debt	—	—	2,093	2,093

Income (loss) from continuing operations before income taxes	$91,282	$(615)	$(54,105)	$36,562

2005
Revenues	$463,501	$43,263	$1,520	$508,284
Compensation and other operating expenses	354,682	32,417	32,620	419,719
Depreciation and amortization	35,383	3,379	1,442	40,204
Interest expense	1,090	361	13,585	15,036
Non-cash stock-based compensation	2,141	43	395	2,579

Income (loss) from continuing operations before income taxes	$70,205	$7,063	$(46,522)	$30,746

2004
Revenues	$377,238	$25,713	$263	$403,214
Compensation and other operating expenses	284,634	19,688	29,542	333,864
Depreciation and amortization	28,049	1,999	1,640	31,688
Interest expense	1,161	385	6,985	8,531
Non-cash stock-based compensation	204	17	196	417

Income (loss) from continuing operations before income taxes	$63,190	$3,624	$(38,100)	$28,714

     The total assets by segment at December 31 were as follows:

	2006	2005
Segment assets:
Insurance brokerage	$1,059,559	$862,485
Specialized benefits services	125,250	101,423
Corporate	54,337	55,023

Total assets for use in continuing operations	1,239,146	1,018,931
Assets held for discontinued operations (Note 16)	3,000	4,843

Total Assets	$1,242,146	$1,023,774

14. Contingencies
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
     In addition to the state Attorney General investigations described above, a number of state departments of insurance have inquired into compensation practices of brokers, agents and insurers as they affect consumers in their respective states. The Company has received and responded to inquiries from insurance regulators in several states.
     Some of the other insurance brokers and insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some of these matters. Marsh & McLennan, Aon Corporation, Arthur J. Gallagher & Co., Hilb, Rogal & Hobbs Company (“HRH”) Brown & Brown Insurance and Willis Group Holdings Ltd., among others, have each entered into agreements with governmental agencies, which collectively involve significant business practice changes and substantial payments by these brokers to agencies and certain of their clients. While no government agency, including the Attorney General of the State of New York, has made any demands (other than information and/or document requests) on the Company, or filed suit against it, there can be no assurance that their continuing inquiries referenced above will not result in demands upon the Company or suits filed against it, or that the resolution of these matters would not materially harm the Company’s business or have a material adverse impact on its results of operations. Additionally, due to the uncertainties involved, the Company cannot currently estimate a range of possible loss, if any, from these investigations.
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
     Since October 2004, the industry’s long-standing contingent commission agreements have been a focal point of scrutiny by various regulators and, in fact, with the exception of the settlements entered into by HRH, which included an agreement that HRH would discontinue acceptance of only certain types of contingent compensation, and Brown & Brown, which required written disclosure of all compensation prior to binding coverage, the settlement agreements of the other above-referenced brokers provided that these brokers would discontinue acceptance of all contingent commissions. Moreover, certain insurance carriers that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to accept significant modifications to the circumstances under which they will pay contingent commissions. Indeed, certain carriers have agreed to settlements which provide for the termination on their part of the payment of contingent commissions in certain lines of insurance if certain market conditions exist. In addition, certain carriers have agreed not to pay any contingent commissions in certain lines of business until a date certain. Further, certain carriers have agreed to cease paying contingent commissions altogether, but have retained the right to pay supplemental commissions. Supplemental commissions can be set as a fixed percentage of premium, or they can be based on the amount of premium in force with that carrier during a previous year. Either way, the percentage payable to the producer must be fixed prior to the start of the year in which payable. Some of the carriers who have chosen to cease paying contingent commissions have tendered new agreements providing for supplemental commission opportunities in lieu of prior contingent commissions.
     These insurance carriers have, in certain cases, also agreed to pay substantial sums, change their business practices and support future legislative efforts to ban the payment and receipt of contingent commissions. Although the Company has chosen to make certain related business practice changes, it has not paid any amounts to government authorities and also has not discontinued accepting contingent commissions. Additionally, although market or other external forces may ultimately cause the Company’s contingent commission agreements to cease or be substantially limited and/or restructured, during the twelve months ended December 31, 2006, the Company received substantially all of its contingent commissions payable under the agreements in place during 2005. Furthermore, many of the Company’s carriers, with whom it has historically had contingent arrangements, have entered into 2007 contingent commission agreements in a form and structure generally consistent with prior agreements. To the extent any of these carriers have ceased or substantially restructured their contingent commission agreements, these carriers have tendered new agreements providing for supplemental commission opportunities in lieu of prior contingent commissions. The Company’s revenues from contingent and override commissions were $26,134, $25,825 and $18,979 for 2006, 2005 and 2004, respectively.
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
     On August 1, 2005, in the multidistrict litigation pending in the United States District Court for the District of New Jersey (the “Court”), the plaintiffs filed a First Consolidated Amended Commercial Class Action Complaint and a First Consolidated Amended Employee Benefits Class Action Complaint (the “Consolidated MDL Complaints”) that purport to allege claims against the Company based upon RICO, federal and state antitrust laws, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty and unjust enrichment. The Consolidated MDL Complaints, like the predecessor complaints, focus the allegations of fact upon defendants other than the Company. The Company has moved to dismiss the Consolidated MDL Complaints and has also opposed plaintiffs’ motions for class certification. Recently, in response to the Court’s directive that the plaintiffs further substantiate their claims in writing, the plaintiffs submitted more particularized allegations against the various defendants. None of the plaintiffs in any of the actions has set forth the amounts being sought in the particular actions. Two of the defendant groups have entered into settlement agreements with the plaintiffs, one of which has been approved by the Court and the other remains subject to Court approval.
     The Company believes it has substantial defenses to the claims made in these class action proceedings and intends to defend itself vigorously; however, because the cases are in their early stages, the sufficiency of the complaints has not yet been tested, the plaintiff class has not yet been certified and discovery is ongoing, the Company is unable to provide a reasonable estimate of the range of possible loss attributable to these class action proceedings or the impact they may have on its results of operations or its cash flows (to the extent not covered by insurance). Consequently, the Company has not recorded a loss contingency for any of these lawsuits.

          Graham Litigation. On February 8, 2005, the William A. Graham Company commenced an action in the United States District Court for the Eastern District of Pennsylvania against USI MidAtlantic, Inc. (a subsidiary of the Company) and Thomas P. Haughey, an employee of USI MidAtlantic. Graham v. Thomas P. Haughey and USI MidAtlantic, Inc., Civ. No. 05-612 (E.D.Pa.). The plaintiff, a previous employer of Mr. Haughey, alleged claims of breach of contract and copyright infringement, alleging that the defendants used materials derived from plaintiff’s copyrighted insurance manuals to solicit and obtain insurance business. After leaving the plaintiff’s employment in 1992, Mr. Haughey became employed by Flannigan, O’Hara and Gentry, a company subsequently acquired by the Company in 1995. The plaintiff sought damages representing all of the commissions earned by defendants from every client that received any proposal that contained any information copied from plaintiff’s manuals, including clients who chose the defendants as their broker during the period 1992 through 2005. The breach of contract claims and certain of the copyright claims were dismissed in part by the trial judge’s favorable rulings to USI MidAtlantic and Mr. Haughey on summary judgment. The plaintiff’s remaining copyright infringement claims were tried before a jury during the week of June 19, 2006. During the trial, the plaintiff withdrew its remaining breach of contract claims, leaving only its copyright infringement claim. On June 27, 2006, the jury returned a verdict in favor of the plaintiff. On June 28, 2006, judgment was entered in plaintiff’s favor against USI MidAtlantic in the amount of $16,561 and against Mr. Haughey in the amount of $2,297. On November 21, 2006, the court granted the Company’s motion for a new trial, ordering a new trial on the issues of the applicability of statute of limitations and on damages. On December 6, 2006, the plaintiff filed a motion for reconsideration of the court’s order. On January 8, 2007, the Company filed a motion for partial summary judgment on the issue of the statute of limitations, arguing that the plaintiff’s damages, if any, should be limited to the three-year period immediately preceding the commencement of this action because the plaintiff failed to take adequate steps to discover its copyright infringement claims. The plaintiff cross-filed a motion for summary judgment in its favor of the statute of limitations issue. It is not possible to predict when the court may rule on these motions for summary judgment. The district court indicated at a conference on December 20, 2006, that it will not rule on the plaintiff’s motion for reconsideration until after ruling on the motions for summary judgment which are now pending.
          The Company previously notified its insurance carriers of the plaintiff’s claims. Certain of the insurance carriers have denied coverage under their policies, others are evaluating their positions and one carrier has provided some coverage. The Company continues to evaluate the carriers’ coverage positions and intends to pursue any and all coverage for the Company and Mr. Haughey under the applicable insurance policies. The Company, USI MidAtlantic, and Mr. Haughey have recently been served with a complaint filed in New York state court by Twin City Fire Insurance Company, Hartford Underwriters Insurance Company and Hartford Casualty Insurance Company (collectively, “Hartford”), seeking a declaratory judgment that Hartford has no duty to defend or indemnify the Company, USI MidAtlantic or Mr. Haughey in connection with the Graham litigation. Twin City Fire Insurance Company, et al. v. USI Holdings Corporation, et al., Index No. 251/07 (Supreme Court of the State of New York, County of Westchester). Hartford provided certain primary and excess coverage with respect to certain of the years at issue. The time to respond to the complaint has not yet expired.
          After consideration of the court’s order granting a new trial on the issues of the applicability of statute of limitations and on damages, and potential issues available on appeal, the Company has determined that no increase in its $100 contingency reserve as of December 31, 2006 for this case is warranted under the circumstances. Until future events occur related to the pending motions and the new trial, including potential adjudication of those questions, management is unable to reasonably estimate, at this point in time, the amount of any loss within the possible range of zero up to the full judgment, plus pre-judgment and post-judgment interest. Through December 31, 2006, the Company has recorded approximately $1,432 in expenses related to this case, primarily representing incurred legal costs.
          Rodenfels Litigation. In October 2003, the Company acquired BMI Insurance Services, Inc. (“BMI”), an insurance agency based in Long Beach, California. In June 2005, the Company filed a lawsuit against Christopher Rodenfels (“Rodenfels”), who had been the majority owner of BMI, alleging, among other things, breach of Rodenfels’ fiduciary and contractual duties as an employee in connection with the integration of BMI into the Company. USI of Southern California Insurance Services, Inc., et al., v. Rodenfels, Case No. BC 335639 (Los Angeles County Superior Court). The lawsuit seeks to recover compensatory damages of approximately $6,000, as well as punitive damages. In addition to denying the Company’s allegations, Rodenfels cross-claimed against the Company, alleging, among other things, fraud, breach of contract, wrongful termination and labor law violations. Rodenfels seeks damages in excess of $14,000, inclusive of approximately $9,000 in alleged lifetime lost earnings and other damages caused by alleged fraud in connection with the Company’s acquisition of BMI.
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

          Non-expert discovery was concluded on October 30, 2006, and the parties are awaiting assignment to a trial judge. Both the Company and Rodenfels filed motions for summary adjudication as to certain claims and on October 30, 2006, the Court denied all such motions. The Company believes the material claims asserted by Rodenfels are without merit and that the probability of exposure to loss in connection therewith is remote and has, therefore, not recognized any loss in the statement of operations with respect to this matter.
          Levy Investments Ltd. Class Action. On January 17, 2007, plaintiff Levy Investments Ltd. commenced a purported class action against the Company, its directors and GS Capital Partners alleging that GS Capital’s pending acquisition of the Company is unfair to the Company’s stockholders and purporting to assert claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty. In the lawsuit, captioned Levy Investments Ltd. v. USI Holdings Corp., et al. (Index No. 1011/07, N.Y. Sup. Ct., Westchester County), plaintiff asks the court to (a) declare that the action is properly maintainable as a class action and certify the named plaintiff as class representative and its counsel as class counsel; (b) declare and decree that the merger agreement between the Company and entities affiliated with GS Capital Partners was entered into in breach of the fiduciary duties of the Board of Directors of the Company and is, therefore, unlawful and unenforceable; (c) enjoin further proceedings on the merger agreement; (d) enjoin the buyout unless and until procedures are implemented to obtain the highest possible price for the Company; (e) direct the Board of Directors of the Company to exercise its fiduciary duties to obtain a transaction which is in the best interests of the stockholders and the highest possible price is obtained; (f) direct the Board of Directors of the Company to exercise its fiduciary duty to disclose all material information in its possession concerning the buyout prior to the stockholder vote on the same; and (g) award plaintiff the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. The Company believes the claims asserted by Levy Investments Ltd. to be without merit and that the probability of exposure to loss in connection therewith is remote and has, therefore, not recognized any loss in the statement of operations with respect to this matter.
15.	Integration Efforts and Margin Improvement Plan
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
          The following table summarizes transactions related to the employee termination benefits, producer compensation restructuring costs and terminated office lease costs:

	Terminated	Producer	Terminated
	employee	compensation	office lease	Contract	Other
	severance	restructuring	costs	termination	integration
	liability	liability	liability	liability	costs	Total
January 1, 2004	$509	$273	$88	$—	$—	$870
Margin improvement plan	3,384	2,893	3,444	2,650	—	12,371
Used in year	(216)	(272)	(88)	(2,650)	—	(3,226)

December 31, 2004	3,677	2,894	3,444	—	—	10,015
Margin improvement plan	6,115	1,979	47	—	—	8,141
SGP acquisition compensation	—	8,122	—	—	—	8,122
Integration expense	8	—	431	18	—	457
Used in year	(5,665)	(11,595)	(3,335)	(18)	—	(20,613)

December 31, 2005	4,135	1,400	587	—	—	6,122
Integration expense	156	—	1,107	—	156	1,419
Used in year	(4,060)	(990)	(1,184)	—	(156)	(6,390)

December 31, 2006	$231	$410	$510	$—	$—	$1,151

          The employee termination benefits and the future producer compensation restructuring charges reflected above are included in compensation and employee benefits expenses in the accompanying statements of operations. The terminated office lease charges and contract terminations are included in other operating expenses in the accompanying statements of operations.
          Of the $1,419 and $16,720 in expense recorded in 2006 and 2005, respectively, zero and $6,162 related to an exit activity, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table summarizes transactions related to this exit activity:

	Terminated	Terminated
	employee	office lease
	severance	costs
	liability	liability	Total
Liability at January 1, 2005	$2,344	$3,444	$5,788
Expense related to exit activity	6,115	47	6,162
Amount paid related to exit activity	(5,548)	(2,982)	(8,530)

Liability at December 31, 2005	2,911	509	3,420
Expense related to exit activity	—	—	—
Amount paid related to exit activity	(2,911)	(509)	(3,420)

Liability at December 31, 2006	$—	$—	$—

          Expense related to this exit activity by reportable segment was as follows:

		Specialized
	Insurance	Benefits
	Brokerage	Services	Corporate	Total
Expense related to exit activity—2005	$4,528	$82	$1,552	$6,162
Expense related to exit activity—2004	$4,915	$—	$3,338	$8,253
16.	Discontinued Operations
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
          The assets and liabilities of discontinued operations consisted of net deferred tax assets in the amount of $2,775 and $4,843 as of December 31, 2006 and 2005, respectively.
          The results of discontinued operations for the years ended December 31 were as follows:

	2005	2004
Revenues	$3,998	$7,426
Expenses Compensation and employee benefits expenses	4,632	6,129
Other operating expenses	10,221	3,206
Amortization of intangible assets	152	1,159
Depreciation	70	157
Interest	110	262
Impairment of long-lived assets	5,838	9,483

Total expenses	21,023	20,396

Loss from discontinued operations	(17,025)	(12,970)
Income tax (benefit) expense	(6,796)	(5,210)

(Loss) income from discontinued operations	$(10,229)	$(7,760)

          No income or loss from discontinued operations was recorded for the year ended December 31, 2006.
17.	Earnings Per Share
          The following table sets forth the computation of basic and diluted EPS:

	2006	2005	2004
Numerator:
Income from continuing operations	$20,609	$18,033	$16,061
Loss from discontinued operations, net of income tax	—	(10,229)	(7,760)

Net income	20,609	7,804	8,301

Numerator for basic and diluted EPS—income available to common stockholders	$20,609	$7,804	$8,301

Denominator:
Weighted-average shares outstanding used in calculation of basic EPS	56,871	55,963	48,242
Dilutive effect of stock options, RSUs and warrants using treasury stock method	968	677	885

Weighted-average shares outstanding used in calculation of diluted EPS	57,839	56,640	49,127

EPS—basic:
Income from continuing operations	$0.36	$0.32	$0.33
Loss from discontinued operations, net of income tax	—	(0.18)	(0.16)

Net income	$0.36	$0.14	$0.17

EPS—diluted:
Income from continuing operations	$0.36	$0.32	$0.33
Loss from discontinued operations, net of income tax	—	(0.18)	(0.16)

Net income	$0.36	$0.14	$0.17

          Basic EPS is calculated using income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average number of common shares outstanding is increased under the treasury stock method to include the number of additional common shares that would have been outstanding if dilutive potential common shares, such as options and warrants, had been exercised. Fully diluted shares outstanding exclude options granted which would result in an anti-dilutive effect on the share count. For the year ended December 31, 2006 and 2005, 1,177 and 918 of such shares have been excluded, respectively.
          For the year ended December 31, 2004, the 2,500 warrants were not included in diluted weighted-average shares outstanding because the effects would have been anti-dilutive. Such warrants were exercised in the third quarter of 2004.

18.	Selected Quarterly Financial Data (Unaudited)

	Three-Month Period Ended
	March 31(3)	June 30	September 30	December 31(2)(3)	Total
2006
Revenues:
Net commissions and fees	$135,268	$132,537	$130,483	$148,019	$546,307
Investment income	1,360	1,345	1,212	1,384	5,301

Total revenues	$136,628	$133,882	$131,695	$149,403	$551,608

Income from continuing operations	$7,720	$7,266	$4,840	$783	$20,609

EPS—basic:
Income from continuing operations(1)	$0.14	$0.13	$0.09	$0.01	$0.36

EPS—diluted:
Income from continuing operations(1)	$0.13	$0.13	$0.08	$0.01	$0.36

2005
Revenues:
Net commissions and fees	$121,348	$121,677	$126,205	$135,196	$504,426
Investment income	664	878	1,062	1,254	3,858

Total revenues	$122,012	$122,555	$127,267	$136,450	$508,284

Income from continuing operations	$1,985	$5,293	$5,490	$5,265	$18,033

EPS—basic:
Income from continuing operations(1)	$0.04	$0.09	$0.10	$0.09	$0.32

EPS—diluted:
Income from continuing operations(1)	$0.04	$0.09	$0.09	$0.09	$0.32

(1)	The quarterly EPS amounts, when added, may not coincide with the full year EPS reported on the Consolidated Statements of Operations due to differences in the computed weighted-average shares outstanding, as well as rounding differences.

(2)	Revenues and income from continuing operations in the fourth quarter are generally higher than the preceding three quarters due primarily to the seasonality of business in the Company’s Specialized Benefits Services segment. As further discussed in Note 15, “Integration Efforts and Margin Improvement Plan,” the Company recorded $1,419 and $16,720 of expense in 2006 and 2005, respectively.

(3)	Amounts included in the quarter ended March 31, 2005 have not previously been presented net of discontinued operations. March 31, 2005 results include adjustments for discontinued operations of $(805) in revenues, $687 in income from continuing operations, $0.02 in per-share income from continuing operations-basic and $0.02 in per-share income from continuing operations-diluted.
19.	Subsequent Events
          On January 3, 2007, the Company acquired Sammis, Smith & Brush, Inc., a P&C insurance brokerage operation. The aggregate preliminary purchase price of approximately $10,006, consisting entirely of cash, was allocated primarily to goodwill and other intangibles. This acquisition will be included in the Insurance Brokerage segment.
          On January 16, 2007, the Company announced the signing of a definitive merger agreement to be acquired by an entity controlled by private equity funds sponsored by Goldman, Sachs & Co., by way of merger for $17.00 per share in a transaction valued at approximately $1,400,000, including approximately $365,000 for repayment of the Company’s existing debt obligations. Further information regarding the proposed merger can be found in the Company’s definitive proxy statement which was filed with the SEC on March 1, 2007. The transaction is expected to close in the second quarter of 2007, subject to receipt of stockholder approval and the satisfaction of other closing conditions. A special meeting of stockholders to approve the merger has been scheduled for March 29, 2007. Stockholders of record on February 28, 2007 are entitled to vote at the special meeting.

          Upon closing, the transaction with GS Capital Partners will constitute a Change of Control as defined in the Company’s credit facility. As a result, the lenders will have the option to terminate their commitments and declare the outstanding principal and accrued interest on all obligations outstanding under the Company’s credit facility due and payable. As part of the transaction financing, the Company intends to enter into a new credit facility to fund a portion of the purchase price and pay off existing indebtedness.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USI HOLDINGS CORPORATION (Registrant)
DATE: March 1, 2007	By:	/s/ David L. Eslick
		Name:	David L. Eslick
		Title:	Chairman, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David L. Eslick David L. Eslick	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2007
/s/ Robert S. Schneider Robert S. Schneider	Chief Financial Officer (Principal Financial Officer)	March 1, 2007
/s/ David A. Hess David A. Hess	Vice President, Finance (Principal Accounting Officer)	March 1, 2007
/s/ Thomas A. Hayes* Thomas A. Hayes	Director	March 1, 2007
/s/ Ronald E. Frieden* Ronald E. Frieden	Director	March 1, 2007
/s/ L. Ben Lytle* L. Ben Lytle	Director	March 1, 2007
/s/ Robert A. Spass* Robert A. Spass	Director	March 1, 2007
/s/ Robert F. Wright* Robert F. Wright	Director	March 1, 2007
/s/ William L. Atwell* William L. Atwell	Director	March 1, 2007
/s/ David L. Eslick Attorney-in-Fact		March 1, 2007
/s/ Robert S. Schneider Attorney-in-Fact		March 1, 2007

USI HOLDINGS CORPORATION
Exhibit Index

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of USI Holdings Corporation dated May 26, 2005.

3.2*	Amended and Restated By-laws of USI Holdings Corporation.

4.1*	Form of Common Stock Certificate of USI Holdings Corporation.

4.2*	Shareholders’ and Warrantholders’ Agreement among USI Holdings Corporation and the parties signatory thereto dated as of September 17, 1999.

4.3*	Amendment to Shareholders’ and Warrantholders’ Agreement among USI Holdings Corporation and the parties signatory thereto dated as of December 27, 2001.

4.4*	Amendment to Shareholders’ and Warrantholders’ Agreement among USI Holdings Corporation and the parties signatory thereto.

10.1*	Joint Venture Agreement between Maryland Casualty Company and USI of Illinois, Inc. dated as of April 16, 1998.

10.2*(a)	Restated and Amended Employment Agreement between USI Insurance Services Corp. and David L. Eslick dated as of January 22, 2002.

10.3*(a)	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Edward J. Bowler dated as of January 22, 2002.

10.4*(a)	Restated and Amended Employment Agreement between USI Insurance Services Corp. and Ernest J. Newborn, II dated as of January 22, 2002.

10.5*(a)	2000 Management Incentive Program of USI Insurance Services Corp.

10.6*(a)	USI Holdings Corporation 1995 Long Term Incentive and Share Award Plan.

10.7*(a)	USI Holdings Corporation 2002 Equity Incentive Plan.

10.8*(a)	USI Holdings Corporation Employee Stock Purchase Plan.

10.9*(a)	Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of November 1, 2002.

10.10*(a)	Amendment to Employment Agreement between USI Insurance Services Corp. and Robert S. Schneider dated as of June 2, 2003.

10.11*(a)	Amendment to Employment Agreement between USI Insurance Services Corp. and Edward J. Bowler dated as of June 2, 2003.

10.12*	Credit Agreement among USI Holdings Corporation and Various Lending Institutions, JP Morgan Chase Bank, Bank of America, N.A., Lasalle Bank National Association, Sun Trust Banks, Inc. and Fifth Third Bank dated as of August 11, 2003.

10.13*	First Amendment to Credit Agreement, dated as of March 26, 2004, among USI Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc., the lenders from time to time party thereto, Bank of America N.A. and J.P. Morgan Chase Bank.

10.14*	Second Amendment to Credit Agreement, dated January 11, 2005, among USI Holdings Corporation, J.P. Morgan Securities Inc., JPMorgan Chase Bank N. A. and the lenders from time to time party thereto.

Exhibit No.	Description
10.15*(a)	Form of Restricted Stock Award Notice.

10.16*(a)	Form of Stock Option Award Notice.

10.17*	Agreement and Plan of Merger, dated as of October 18, 2006, by and among USI Services Corporation, Kibble & Prentice Holding Company, Distribution Partners Investment Capital, L.P., The Arlen I. Prentice LLC, Arlen I. Prentice, Christopher J. Prentice, David F. Ross, Ellen R.M. Boyer, and James J. Doud, as Stockholder Representative.

10.18*(a)	Separation Agreement, dated as of March 31, 2005, between USI Services Corporation and Thomas E. O’Neil.

10.19*(a)	Amendment to Restated and Amended Employment Agreement, dated April 26, 2005, between USI Services Corporation and David L. Eslick.

10.20*(a)	Employment Agreement between USI Services Corporation and Philip E. Larson, dated as of January 26, 2004.

10.21*(a)	Employment Agreement between USI Services Corporation and Robert Nesbit, dated as of December 15, 2003.

10.22**(a)	Employment Agreement between USI Services Corporation and Jeffrey Jones, dated as of December 30, 2006.

14.1*	USI Holdings Corporation Code of Ethics for Directors and Officers.

21.1**	Subsidiaries of USI Holdings Corporation.

23.1**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain Directors of the Registrant.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Furnished herewith.

(a)	Executive compensation plans or arrangements.